Form 10-K
period 1995-12-31
NORTHWESTERN MUTUAL LIFE INSURANCE CO
filed 1996-03-28
CIK 73076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

               ANNUAL REPORT PURSUANT TO SECTION  13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995   Commission file numbers 2-64683,
                                                          2-94234 and 2-89905.

               THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
             ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Wisconsin                              39-0509570
          -------------------------------           -------------------
          (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)


               720 East Wisconsin Avenue
                  Milwaukee, Wisconsin                              53202
        ----------------------------------------                 -----------
        (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code:  414/271-1444

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
               Title of each class                    which registered
               -------------------               -------------------------
                     None                                  None
                     ----                                  ----


Securities registered pursuant to Section 12(g) of the Act:
                                          None
                                          ----

         "Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No      ."
                                              ------      -----

         "State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)"

                                 Not Applicable
                                 --------------

         "Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date."
                                      None

                     "DOCUMENTS INCORPORATED BY REFERENCE"
                                      None
                                      ----

                    This Form 10-K report contains 66 pages.

                    The Exhibit Index is located on page 46.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


                                     PART I
                                     ------

Item 1.   Business
------------------

                 (a)       General development of business.

                           There have been no material changes or developments since the beginning of the fiscal year in the business done or intended to be done by the registrant and its subsidiaries.

                 (b)       Financial information about industry segments.

                           The registrant is a mutual life insurance company whose principal product is life insurance. The registrant also sells annuity contracts, including variable annuity contracts.

                 (c)       Description of business.

                           The Registrant is the seventh largest life insurance company in the United States with total assets in excess of $54 billion on December 31, 1995.

                           The registrant's principal products are life insurance contracts distributed by approximately 5,600 full-time producing agents. Sales of life insurance contracts as a percentage of total sales is as follows:

                                   1995                81.22%
                                   1994                80.60%
                                   1993                82.44%
                                   1992                81.44%
                                   1991                81.11%
                                   1990                82.64%
                                   1989                83.12%
                                   1988                84.18%

                           As of December 31 1995, the registrant had 3,344 employees.

                 (d)       Not applicable.


Item 2.   Properties
--------------------

                 The principal properties used in the business are located at 720 East Wisconsin Avenue and 818 East Mason Avenue, Milwaukee, Wisconsin. The properties, which house the registrant's home office, include approximately three and one-half square blocks improved with three office buildings and a parking structure. Title to land and buildings is held in fee.



                              Item 3 is on page 3.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 3.  Legal Proceedings
--------------------------

                 The Northwestern Mutual Life Insurance Company is engaged in litigation of various kinds, which in its judgement is not of material importance in relation to its total assets. The litigation includes various administrative or judicial proceedings, relating to investments of the Registrant, arising under Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The Registrant believes that these proceedings, singularly and in the aggregate, are not material. In addition, NML Variable Annuity Accounts A and C are not engaged in any litigation which is considered material to their total assets.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                 (a) Not applicable. The Registrant is a mutual life insurance company and has no stockholders as such.

                 (b)       Not applicable.

                 (c)       Not applicable.

                 (d)       Not applicable.





                              Item 5 is on page 4.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters
-------------------------------------------------------------------------

                 (a) Not applicable. The Registrant is a mutual life insurance company and has no equity securities or stockholders as such.

                 (b)       Not applicable.

                 (c)       Not applicable.





                              Item 6 is on page 5.

                The Northwestern Mutual Life Insurance Company
                ----------------------------------------------
                                  Form 10-K
                                  ---------



Item 6.  Selected Financial Data                                               5
--------------------------------

         Results of Operations for NML Variable Annuity Account A for each of the five years ending December 31, follows:

                                                                            1995                 1994                 1993
                                                                         -----------         ------------         -----------
 Investment Income

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Index 500 Stock Portfolio  . . . . . . . . . . . . . .       $   522,842         $  2,155,181         $   256,688

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Growth Stock Portfolio . . . . . . . . . . . . . . . .           128,854               18,971##              NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Growth and Income Stock Portfolio  . . . . . . . . . .           465,091               53,075##              NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Aggressive Growth Stock Portfolio  . . . . . . . . . .           256,787              248,438             359,370

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. International Equity Portfolio . . . . . . . . . . . .           217,966              853,704              97,043#

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Select Bond Portfolio  . . . . . . . . . . . . . . . .           652,667            2,990,731           1,423,472

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. High Yield Bond Portfolio  . . . . . . . . . . . . . .           199,805               68,840##              NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Money Market Portfolio . . . . . . . . . . . . . . . .         1,119,254              708,559             520,596

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Balanced Portfolio . . . . . . . . . . . . . . . . . .         8,146,698           33,071,685          13,161,961

      Dividend Income from Northwestern Mutual Capital
       Appreciation Stock Fund, Inc. . . . . . . . . . . . . . . .              NA                   NA               976,621**
                                                                          ----------         ------------         -----------

       Total Income  . . . . . . . . . . . . . . . . . . . . . . .        11,709,964           40,169,184          16,795,751


      Annuity Rate and Expense Guarantees  . . . . . . . . . . . .         5,072,064            4,466,142           4,074,129
                                                                         -----------         ------------         -----------

      Net Investment Income  . . . . . . . . . . . . . . . . . . .       $ 6,637,900         $ 35,703,042         $12,721,622
                                                                         ===========         ============         ===========


 Realized and Unrealized Gain (Loss) on Investments
      Realized Gain on Investments . . . . . . . . . . . . . . . .       $13,141,169         $  1,687,702         $ 2,347,432

      Unrealized Appreciation (Depreciation) of Investments
       During the Year . . . . . . . . . . . . . . . . . . . . . .        76,916,515          (39,969,923)         14,612,044
                                                                         -----------         ------------         -----------

       Net Gain (Loss) on Investments  . . . . . . . . . . . . . .       $90,057,684         $(38,282,221)        $16,959,476
                                                                         ===========         ============         ===========


                                                                              1992                 1991
                                                                           ----------           ----------
 Investment Income

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Index 500 Stock Portfolio  . . . . . . . . . . . . . .         $  191,946           $   99,756

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Growth Stock Portfolio . . . . . . . . . . . . . . . .                NA                   NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Growth and Income Stock Portfolio  . . . . . . . . . .                NA                   NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Aggressive Growth Stock Portfolio  . . . . . . . . . .             52,183               86,814

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. International Equity Portfolio . . . . . . . . . . . .                NA                   NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Select Bond Portfolio  . . . . . . . . . . . . . . . .          1,251,161            1,076,427

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. High Yield Bond Portfolio  . . . . . . . . . . . . . .                NA                   NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Money Market Portfolio . . . . . . . . . . . . . . . .            620,178            1,290,608

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Balanced Portfolio . . . . . . . . . . . . . . . . . .          9,729,580           10,349,670

      Dividend Income from Northwestern Mutual Capital
       Appreciation Stock Fund, Inc. . . . . . . . . . . . . . . .            714,398              925,808
                                                                           ----------          -----------

       Total Income  . . . . . . . . . . . . . . . . . . . . . . .         12,559,446           13,829,083


      Annuity Rate and Expense Guarantees  . . . . . . . . . . . .          3,496,742            2,992,492
                                                                           ----------          -----------

      Net Investment Income  . . . . . . . . . . . . . . . . . . .         $9,062,704          $10,836,591
                                                                           ==========          ===========


 Realized and Unrealized Gain (Loss) on Investments
      Realized Gain on Investments . . . . . . . . . . . . . . . .         $  858,030          $ 1,722,815

      Unrealized Appreciation (Depreciation) of Investments
       During the Year . . . . . . . . . . . . . . . . . . . . . .          2,977,783           38,016,119
                                                                          -----------          -----------

       Net Gain (Loss) on Investments  . . . . . . . . . . . . . .         $3,835,813          $39,738,934
                                                                           ==========          ===========

 **   Represents operations through April 29, 1993.
  #   Commenced operations on April 30, 1993.
 ##   Commenced operations on May 3, 1994.


                 See Notes to Financial Statements on page 22-23.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 6.  (continued)                                                           6
--------------------

             Changes in Equity for NML Variable Annuity Account A for each of the five years ending December 31, follows:

                                                                             1995                1994                1993
                                                                         -----------         ------------        ------------
 From Investment Activities
      Net Investment Income  . . . . . . . . . . . . . . . . . . .       $ 6,637,900         $ 35,703,042        $ 12,721,622

      Net Realized Gain on Investments . . . . . . . . . . . . . .        13,141,169            1,687,702           2,347,432

      Net Change in Unrealized Appreciation (Depreciation) of
        Investments  . . . . . . . . . . . . . . . . . . . . . . .        76,916,515          (39,969,923)         14,612,044
                                                                        ------------         ------------        ------------
              Increase (Decrease) in Equity Derived from
               Investment Activities . . . . . . . . . . . . . . .        96,695,584           (2,579,179)         29,681,098
                                                                        ------------         ------------        ------------
 From Equity Transactions
      Contract Owners' Net Payments  . . . . . . . . . . . . . . .        49,124,853           52,262,816          51,044,522

      Annuity Payments . . . . . . . . . . . . . . . . . . . . . .          (610,983)            (603,158)           (522,956)

      Surrenders and Other (Net) . . . . . . . . . . . . . . . . .       (62,309,189)         (33,008,630)        (33,141,406)
                                                                        -------------        ------------        ------------
              Increase (Decrease) in Equity Derived from Equity
                Transactions . . . . . . . . . . . . . . . . . . .       (13,795,319)          18,651,028          17,380,160
                                                                        -------------        ------------        ------------
 Net Increase (Decrease) in Equity . . . . . . . . . . . . . . . .        82,900,265           16,071,849          47,061,258
 Equity, Beginning of Year . . . . . . . . . . . . . . . . . . . .       386,921,162          370,849,313         323,788,055
                                                                        ------------         ------------        ------------
 Equity, End of Year . . . . . . . . . . . . . . . . . . . . . . .      $469,821,427         $386,921,162        $370,849,313
                                                                        ============         ============        ============

                                                                               1992                1991
                                                                          -------------       -------------
 From Investment Activities
      Net Investment Income  . . . . . . . . . . . . . . . . . . .        $   9,062,704       $  10,836,591

      Net Realized Gain on Investments . . . . . . . . . . . . . .              858,030           1,722,815

      Net Change in Unrealized Appreciation (Depreciation) of
        Investments  . . . . . . . . . . . . . . . . . . . . . . .            2,977,783          38,016,119
                                                                           ------------        ------------
              Increase (Decrease) in Equity Derived from
               Investment Activities . . . . . . . . . . . . . . .           12,898,517          50,575,525
                                                                           ------------        ------------
 From Equity Transactions
      Contract Owners' Net Payments  . . . . . . . . . . . . . . .           48,215,264          34,673,259

      Annuity Payments . . . . . . . . . . . . . . . . . . . . . .             (497,390)           (465,807)

      Surrenders and Other (Net) . . . . . . . . . . . . . . . . .          (27,934,737)        (33,085,215)
                                                                           ------------        ------------
              Increase (Decrease) in Equity Derived from Equity
                Transactions . . . . . . . . . . . . . . . . . . .           19,783,137           1,122,237
                                                                           ------------        ------------
 Net Increase (Decrease) in Equity . . . . . . . . . . . . . . . .           32,681,654          51,697,762
 Equity, Beginning of Year . . . . . . . . . . . . . . . . . . . .          291,106,401         239,408,639
                                                                           ------------        ------------
 Equity, End of Year . . . . . . . . . . . . . . . . . . . . . . .         $323,788,055        $291,106,401
                                                                           ============        ============



                 See Notes to Financial Statements on page 22-23.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 6.  (continued)                                                           7
--------------------

             Total Assets of NML Variable Annuity Account A for each of the five following years at December 31, follows:

                                                                             1995                1994                 1993
                                                                        ------------         ------------        ------------
 Assets
   Investments at Market Value:

      Northwestern Mutual Series Fund, Inc. Index 500 Stock
       Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .      $ 62,391,687         $ 43,545,408        $ 43,534,827

      Northwestern Mutual Series Fund, Inc. Growth Stock
       Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .         4,284,669            1,397,703##              NA

      Northwestern Mutual Series Fund, Inc. Growth and Income
       Stock Portfolio . . . . . . . . . . . . . . . . . . . . . .         7,891,655            3,282,764##              NA

      Northwestern Mutual Series Fund, Inc. Aggressive Growth
       Stock Portfolio . . . . . . . . . . . . . . . . . . . . . .        56,491,009           36,256,480          22,946,546

      Northwestern Mutual Series Fund, Inc. International
       Equity Portfolio  . . . . . . . . . . . . . . . . . . . . .        31,789,148           28,832,978          11,844,559#

      Northwestern Mutual Series Fund, Inc. Select Bond
       Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .        25,742,752           22,258,901          24,004,669

      Northwestern Mutual Series Fund, Inc. High Yield Bond
       Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .         2,060,076            1,242,382##              NA

      Northwestern Mutual Series Fund, Inc. Money Market
       Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .        21,556,895           20,120,832          17,036,899

      Northwestern Mutual Series Fund, Inc. Balanced Portfolio . .       257,867,967          230,871,659         252,635,446
      Northwestern Mutual Capital Appreciation Stock Fund, Inc.  .              NA                   NA                     0**

 Due from NML Insurance Company  . . . . . . . . . . . . . . . . .           491,572              179,152             182,546

 Due from Sale of Fund Shares  . . . . . . . . . . . . . . . . . .            78,037              319,392             418,356
                                                                        ------------         ------------        ------------
              Total Assets . . . . . . . . . . . . . . . . . . . .      $470,645,467         $388,307,651        $372,603,848
                                                                        ============         ============        ============


                                                                              1992                 1991
                                                                          ------------        -------------
 Assets
   Investments at Market Value:

      Northwestern Mutual Series Fund, Inc. Index 500 Stock
       Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .        $  7,067,703         $  3,362,231

      Northwestern Mutual Series Fund, Inc. Growth Stock
       Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .                 NA                   NA

      Northwestern Mutual Series Fund, Inc. Growth and Income
       Stock Portfolio . . . . . . . . . . . . . . . . . . . . . .                 NA                   NA

      Northwestern Mutual Series Fund, Inc. Aggressive Growth
       Stock Portfolio . . . . . . . . . . . . . . . . . . . . . .          13,743,522            5,435,234

      Northwestern Mutual Series Fund, Inc. International
       Equity Portfolio  . . . . . . . . . . . . . . . . . . . . .                 NA                   NA

      Northwestern Mutual Series Fund, Inc. Select Bond
       Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .          20,752,581           17,826,526

      Northwestern Mutual Series Fund, Inc. High Yield Bond
       Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .                NA                   NA

      Northwestern Mutual Series Fund, Inc. Money Market
       Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .          19,413,335           20,895,404

      Northwestern Mutual Series Fund, Inc. Balanced Portfolio . .         233,054,698          213,724,828
      Northwestern Mutual Capital Appreciation Stock Fund, Inc.  .          30,340,518           30,707,321

 Due from NML Insurance Company  . . . . . . . . . . . . . . . . .             142,654              134,661

 Due from Sale of Fund Shares  . . . . . . . . . . . . . . . . . .             243,505              182,113
                                                                          ------------         ------------
              Total Assets . . . . . . . . . . . . . . . . . . . .        $324,758,516         $292,268,318
                                                                          ============         ============


 ** Capital Appreciation Stock Fund was merged into Index 500 Stock Fund on April 30, 1993.
  #   Commenced operations on April 30, 1993.
 ##   Commenced operations on May 3, 1994.




                 See Notes to Financial Statements on page 22-23.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 6.  (continued)                                                           8
--------------------

             Results of Operations for NML Variable Annuity Account C for each of the five years ending December 31, follows:

                                                                             1995                 1994                1993
                                                                          ----------          -----------          ----------
 Investment Income

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Index 500 Stock Portfolio  . . . . . . . . . . . . . .        $  544,553         $  2,226,240          $  260,710

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Growth Stock Portfolio . . . . . . . . . . . . . . . .            59,271                4,518##              NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Growth and Income Stock Portfolio  . . . . . . . . . .           276,923               19,233##              NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Aggressive Growth Stock Portfolio  . . . . . . . . . .           242,583              232,345             342,725

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. International Equity Portfolio . . . . . . . . . . . .           190,138              703,931              26,336#

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Select Bond Portfolio  . . . . . . . . . . . . . . . .           395,357            1,874,182             813,051

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. High Yield Bond Portfolio  . . . . . . . . . . . . . .            55,220               11,456##              NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Money Market Portfolio . . . . . . . . . . . . . . . .           494,253              443,639             269,586

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Balanced Portfolio . . . . . . . . . . . . . . . . . .         4,212,478           17,046,665           6,769,160

      Dividend Income from Northwestern Mutual Capital
       Appreciation Stock Fund, Inc. . . . . . . . . . . . . . . .              NA                   NA             1,078,208**
                                                                         -----------          -----------         -----------

              Total Income . . . . . . . . . . . . . . . . . . . .         6,470,776           22,562,209           9,559,776

      Annuity Rate and Expense Guarantees  . . . . . . . . . . . .           856,764              509,648             235,930
                                                                         -----------          -----------         -----------

      Net Investment Income  . . . . . . . . . . . . . . . . . . .       $ 5,614,012         $ 22,052,561         $ 9,323,846
                                                                         ===========         ============         ===========
 Realized and Unrealized Gain (Loss) on Investments

      Realized Gain on Investments . . . . . . . . . . . . . . . .         9,884,364         $  5,949,795         $ 3,670,743

      Unrealized Appreciation (Depreciation) of Investments
       During the Year  . . . . . . . . . . . . . . . . . . . . . .       53,407,857          (27,055,878)          7,227,689
                                                                         -----------          -----------         -----------
      Net Gain (Loss) on Investments . . . . . . . . . . . . . . .       $63,292,221         $(21,106,083)        $10,898,432
                                                                         ===========         ============         ===========

                                                                                 1992                 1991
                                                                              ---------            ---------
 Investment Income

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Index 500 Stock Portfolio  . . . . . . . . . . . . . .           $  125,787          $    16,591

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Growth Stock Portfolio . . . . . . . . . . . . . . . .                  NA                   NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Growth and Income Stock Portfolio  . . . . . . . . . .                  NA                   NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Aggressive Growth Stock Portfolio  . . . . . . . . . .               38,628               10,134

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. International Equity Portfolio . . . . . . . . . . . .                  NA                   NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Select Bond Portfolio  . . . . . . . . . . . . . . . .              670,892              530,129

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. High Yield Bond Portfolio  . . . . . . . . . . . . . .                  NA                   NA

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Money Market Portfolio . . . . . . . . . . . . . . . .              315,038              553,425

      Dividend Income from Northwestern Mutual Series Fund,
       Inc. Balanced Portfolio . . . . . . . . . . . . . . . . . .            4,909,056            5,208,899

      Dividend Income from Northwestern Mutual Capital
       Appreciation Stock Fund, Inc. . . . . . . . . . . . . . . .              760,962              909,722
                                                                            -----------          -----------

              Total Income . . . . . . . . . . . . . . . . . . . .            6,820,363            7,228,900

      Annuity Rate and Expense Guarantees  . . . . . . . . . . . .               80,714               34,990
                                                                             ----------          -----------

      Net Investment Income  . . . . . . . . . . . . . . . . . . .           $6,739,649          $ 7,193,910
                                                                             ==========          ===========
 Realized and Unrealized Gain (Loss) on Investments

      Realized Gain on Investments . . . . . . . . . . . . . . . .           $  855,374            $(363,362)

      Unrealized Appreciation (Depreciation) of Investments
       During the Year  . . . . . . . . . . . . . . . . . . . . . .           1,645,252           23,238,209
                                                                             ----------          -----------
      Net Gain (Loss) on Investments . . . . . . . . . . . . . . .           $2,500,626          $22,874,847
                                                                             ==========          ===========



 **   Represents operations through April 29, 1993.
  #   Commenced operations on April 30, 1993.
 ##   Commenced operations on May 3, 1994.
                 See Notes to Financial Statements on page 31-32.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 6.  (continued)                                                           9
--------------------

             Changes in Equity for NML Variable Annuity Account C for each of the five years ending December 31, follows:

                                                      1995           1994           1993           1992            1991
                                                  -----------    ------------   ------------   -----------    -------------
From Investment Activities
  Net Investment Income  . . . . . . . . . . . . $  5,614,012    $ 22,052,561   $  9,323,846   $ 6,739,649    $   7,193,910

  Net Realized Gain (Loss) on Investments  . . .    9,884,364       5,949,795      3,670,743       855,374         (363,362)

  Net Change in Unrealized Appreciation
    (Depreciation) of Investments  . . . . . . .   53,407,857     (27,055,878)     7,227,689     1,645,252       23,238,209
                                                 ------------    ------------   ------------  ------------     ------------
          Increase in Equity Derived from
           Investment Activities   . . . . . . .   68,906,233         946,478     20,222,278     9,240,275       30,068,757
                                                 ------------    ------------   ------------  ------------     ------------

From Equity Transactions
  Contract Owners' Net Payments  . . . . . . . .   59,390,267      48,709,729     39,748,661    40,797,216        20,909,006

  Surrenders and Other (Net) . . . . . . . . . .   60,872,729     (26,720,946)   (22,334,176)  (22,756,886)      (16,825,018)
                                                 ------------    ------------    -----------   -----------      ------------

          Increase in Equity Derived from
           Equity Transactions . . . . . . . . .   (1,482,462)     21,988,783     17,414,485    18,040,330         4,083,988
                                                 -------------   ------------     ----------    ----------      ------------
Net Increase in Equity  . . . . . . . . . . . .    67,423,771      22,935,261     37,636,763    27,280,605        34,152,745

Equity, Beginning of Year . . . . . . . . . . .   250,382,267     227,447,006    189,810,243   162,529,638       128,376,893
                                                 ------------    ------------   ------------  ------------      ------------
Equity, End of Year . . . . . . . . . . . . . .  $317,806,038    $250,382,267   $227,447,006  $189,810,243      $162,529,638
                                                 ============    ============   ============  ============      ============



                 See Notes to Financial Statements on page 31-32.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 6.  (continued)                                                          10
--------------------

             Total Assets of NML Variable Annuity Account C for each of the five following years at December 31, follows:

                                                                         1995           1994              1993
                                                                    ------------    ------------      ------------
Assets
  Investments at Market Value:
   Northwestern Mutual Series Fund, Inc.  Index 500 Stock
    Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .     $ 64,560,752    $ 45,552,429      $ 45,850,766
   Northwestern Mutual Series Fund, Inc. Growth Stock
    Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .        2,084,697         329,792##            NA
   Northwestern Mutual Series Fund, Inc. Growth and Income
    Stock Portfolio . . . . . . . . . . . . . . . . . . . . . .        4,888,505       1,159,187##            NA
   Northwestern Mutual Series Fund, Inc. Aggressive Growth
    Stock Portfolio . . . . . . . . . . . . . . . . . . . . . .       57,421,016      33,266,862        21,836,950
   Northwestern Mutual Series Fund, Inc. International
    Equity Portfolio  . . . . . . . . . . . . . . . . . . . . .       30,039,223      24,647,586         3,183,126#
   Northwestern Mutual Series Fund, Inc. Select Bond
    Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .       16,281,140      14,262,125        15,071,860
   Northwestern Mutual Series Fund, Inc. High Yield Bond
    Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .          736,774         201,656##            NA
   Northwestern Mutual Series Fund, Inc. Money Market
    Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .        9,324,692      11,510,121         9,930,082
   Northwestern Mutual Series Fund, Inc. Balanced Portfolio . .      132,469,239     119,452,509       131,574,218
   Northwestern Mutual Capital Appreciation Stock Fund, Inc.  .           NA              NA                     0**
Due from NML Insurance Company  . . . . . . . . . . . . . . . .          808,493         279,107            35,475
Due from Sale of Fund Shares  . . . . . . . . . . . . . . . . .               36          79,226           145,027
                                                                    ------------    ------------      ------------
             Total Assets . . . . . . . . . . . . . . . . . . .     $318,614,567    $250,740,600      $227,627,504
                                                                    ============    ============      ============
                                                                           1992               1991
                                                                       -----------       -------------
Assets
  Investments at Market Value:
   Northwestern Mutual Series Fund, Inc.  Index 500 Stock
    Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .        $ 5,456,402        $    539,852
   Northwestern Mutual Series Fund, Inc. Growth Stock
    Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .             NA                   NA
   Northwestern Mutual Series Fund, Inc. Growth and Income
    Stock Portfolio . . . . . . . . . . . . . . . . . . . . . .             NA                   NA
   Northwestern Mutual Series Fund, Inc. Aggressive Growth
    Stock Portfolio . . . . . . . . . . . . . . . . . . . . . .         10,964,260             634,028
   Northwestern Mutual Series Fund, Inc. International
    Equity Portfolio  . . . . . . . . . . . . . . . . . . . . .            NA                    NA
   Northwestern Mutual Series Fund, Inc. Select Bond
    Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .         11,641,722           9,515,803
   Northwestern Mutual Series Fund, Inc. High Yield Bond
    Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .             NA                   NA
   Northwestern Mutual Series Fund, Inc. Money Market
    Portfolio . . . . . . . . . . . . . . . . . . . . . . . . .          9,242,596          10,571,328
   Northwestern Mutual Series Fund, Inc. Balanced Portfolio . .        118,944,619         108,009,222
   Northwestern Mutual Capital Appreciation Stock Fund, Inc.  .        $33,555,890        $ 33,259,405
Due from NML Insurance Company  . . . . . . . . . . . . . . . .             23,303              72,757
Due from Sale of Fund Shares  . . . . . . . . . . . . . . . . .             32,679             224,529
                                                                      ------------        ------------
             Total Assets . . . . . . . . . . . . . . . . . . .       $189,861,471        $162,826,924
                                                                      ============        ============






 ** Capital Appreciation Stock Fund was merged into Index 500 Stock Fund on April 30, 1993.
  #   Commenced operations on April 30, 1993.
 ##   Commenced operations on May 3, 1994.




                 See Notes to Financial Statements on page 31-32.

                             Item 7 is on page 11.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

               (a)  Liquidity
                    ---------

                    The assets of the Northwestern Mutual Life Insurance Company Variable Annuity Accounts A and C are invested solely in shares of Northwestern Mutual Series Fund, Inc. Index 500 Stock Portfolio, Northwestern Mutual Series Fund, Inc. Aggressive Growth Stock Portfolio, Northwestern Mutual Series Fund, Inc. International Equity Portfolio, Northwestern Mutual Series Fund, Inc. Select Bond Portfolio, Northwestern Mutual Series Fund, Inc. Money Market Portfolio, Northwestern Mutual Series Fund, Inc. Balanced Portfolio, Northwestern Mutual Series Fund, Inc. Growth Stock Portfolio, Northwestern Mutual Series Fund, Inc. Growth and Income Stock Portfolio, and Northwestern Mutual Series Fund, Inc. High Yield Bond Portfolio (the "Funds"). The Funds are open-end investment companies registered under the Investment Act of 1940. In order to pay annuity benefits and expenses, the Accounts redeem shares in these Funds. The registrant's liquidity is not expected to change in a material way.

               (b)  Capital Resources
                    -----------------

                    All payments from contract owners of NML Variable Annuity Accounts A and C are invested in shares of the Funds. The capital resources of NML Variable Annuity Accounts A and C are the equity in the respective Accounts. This consists of payments from the contract owners, plus unrealized and realized appreciation on the investment of these payments, plus investment income received from the Funds, minus payment of annuity benefits and expenses.

               (c)  Results of Operations
                    ---------------------

                         NML Variable Annuity Account A
                         ------------------------------

               Accumulation Unit Values Contracts Issued Prior to December 17, 1981:

                                Division              12/31/95      % of Change     12/31/94       % of Change      12/31/93
                                --------              --------      -----------     --------       -----------      ---------
                                Index 500
                                Stock . . . . . .      $2.042204       36.23%        $1.499054       0.44%            $1.492479

                                Growth Stock  . .       1.310823       29.85%         1.009479         NA                  NA

                                Growth and Income
                                Stock . . . . . .       1.298065       30.15%         0.997398         NA                  NA

                                Aggressive
                                Growth Stock  . .       2.813200       38.26%         2.034747       4.62              1.944869

                                International
                                Equity  . . . . .       1.398467       13.72%         1.229716      -0.84              1.240162

                                Select Bond . . .       6.519655       18.21%         5.515295      -3.56              5.718625

                                High Yield Bond .       1.188188       15.91%         1.025095         NA                  NA

                                Money
                                Market  . . . . .       2.311989        5.04%         2.201139       3.28              2.131174

                                Balanced  . . . .       4.600659       25.45%         3.667322      -0.76              3.695395

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 7.  (Continued)
--------------------

               Accumulation Unit Values
               Contracts Issued On or After December 17, 1981 and before March 31, 1995:

                                Division              12/31/95     % of Change       12/31/94        % of Change       12/31/93
                                --------              --------     -----------       --------        -----------       ---------
                                Index 500
                                Stock . . . . . .     $1.991330       35.56%            $1.469006      -0.06%        $1.469874

                                Growth Stock  . .      1.299976       29.20%             1.006136       0.72#              NA

                                Growth and Income
                                Stock . . . . . .      1.287355       29.50%             0.994105      -0.49#              NA

                                Aggressive
                                Growth Stock  . .      2.743106       37.57%             1.993956       4.10         1.915415

                                International
                                Equity  . . . . .      1.379966       13.16%             1.219510      -1.34         1.236014

                                Select Bond . . .      6.077689       17.62%             5.167101      -4.04         5.384388

                                High Yield Bond .      1.178371       15.33%             1.021705       2.17#              NA

                                Money
                                Market  . . . . .      2.155845        4.51%             2.062740       2.77         2.007152

                                Balanced  . . . .      4.289623       24.83%             3.436463      -1.25         3.480091



               Accumulation Unit Values
               Contracts Issued On or After March 31, 1995:
               Front Load Version

                                Division                         12/31/95          % of Change             3/31/95
                                --------                         --------          -----------             -------
                                Index 500
                                Stock . . . . . . . . . . . .    $1.249114              24.91%              $1.000000

                                Growth Stock  . . . . . . . .     1.208718              20.87%               1.000000

                                Growth and Income Stock . . .     1.196596              19.66%               1.000000

                                Aggressive
                                Growth Stock  . . . . . . . .     1.305186              30.52%               1.000000

                                International Equity  . . . .     1.140398              14.04%               1.000000

                                Select Bond . . . . . . . . .     1.128765              12.88%               1.000000

                                High Yield Bond . . . . . . .     1.111614              11.16%               1.000000

                                Money Market  . . . . . . . .     1.040089               4.01%               1.000000

                                Balanced  . . . . . . . . . .     1.180953              18.10%               1.000000




               # Growth Stock, Growth and Income Stock, and High Yield Bond Divisions began operations on May 3, 1994. The percentage change in unit value reflects performance from May 3, 1994.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


               Accumulation Unit Values
               Contracts Issued On or After March 31, 1995:
               Back Load Version

                                Division                           12/31/95          % of Change             3/31/95
                                --------                           --------          -----------             -------
                                Index 500 Stock . . . . . . .      $1.991330              24.12%              $1.604306
                                Growth Stock  . . . . . . . .       1.299976              20.11%               1.082329

                                Growth and Income Stock . . .       1.287355              18.91%               1.082672

                                Aggressive
                                Growth Stock  . . . . . . . .       2.743106              29.69%               2.115045
                                International Equity  . . . .       1.379966              13.32%               1.217764

                                Select Bond . . . . . . . . .       6.077689              12.16%               5.418578
                                High Yield Bond . . . . . . .       1.178371              10.46%               1.066782

                                Money Market  . . . . . . . .       2.155845               3.35%               2.085911

                                Balanced  . . . . . . . . . .       4.289623              17.35%               3.655399


          Equity:
                          12/31/95             12/31/94             12/31/93
                        ------------         ------------        -------------
                        $469,821,427         $386,921,162         $370,849,313

               The change in equity for each period is largely derived from investment activities within the Account: A $29,681,098 increase for the year ended December 31, 1993, a $2,579,179 decrease for the year ended December 31, 1994, and a $96,695,584 increase for the year ended December 31, 1995. Net contributions (surrenders)from contract owners amounted to $17,380,160 for the year ended December 31, 1993, $18,651,028 for the year ended December 31, 1994, and $(13,795,319) for the year ended December 31, 1995.



                         NML Variable Annuity Account C
                         ------------------------------

               Accumulation Unit Values
               Contracts Issued Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991:

                                Division               12/31/95      % of Change       12/31/94       % of Change      12/31/93
                                --------               --------      -----------       --------       -----------      ---------
                                Index 500
                                Stock . . . . . .      $22.104982       37.25%          $16.105431        1.19%      $15.915672

                                Growth Stock  . .       13.271899       30.82%           10.144941         NA              NA
                                Growth and Income
                                Stock . . . . . .       13.142782       31.12%           10.023581         NA              NA

                                Aggressive
                                Growth Stock  . .       27.648691       39.29%           19.849331        5.40        18.831519
                                International
                                Equity  . . . . .        1.426613       14.57%            1.245144       -0.10         1.246391

                                Select Bond . . .       74.222515       19.10%           62.322013       -2.83        64.139096

                                High Yield Bond .       12.030416       16.78%           10.301956         NA              NA
                                Money Market  . .       24.705630        5.82%           23.346279        4.06        22.436170

                                Balanced  . . . .       51.855817       26.39%           41.028821       -0.02        41.035637

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 7.  (Continued)
--------------------

               Accumulation Unit Values
               Contracts Issued On or After December 17, 1981 or before May 1, 1984:

                                Division               12/31/95       % of Change        12/31/94        % of Change       12/31/93
                                --------               --------       -----------        --------        -----------       ---------
                                Index 500
                                Stock . . . . . .      $21.564611        36.57%           $15.790165         0.69%      $15.682112

                                Growth Stock  . .       13.162242        30.17%            10.111365           NA             NA

                                Growth and Income
                                Stock . . . . . .       13.034162        30.47%             9.990409           NA             NA

                                Aggressive
                                Growth Stock  . .       26.975930        38.60%            19.463084         4.88        18.557389

                                International
                                Equity  . . . . .        1.407741        14.00%             1.234814        -0.60         1.242224

                                Select Bond . . .       69.192181        18.50%            58.388451        -3.32        60.391333

                                High Yield Bond .       11.931003        16.20%            10.267863           NA             NA

                                Money
                                Market  . . . . .       23.069838         5.30%            21.909448         3.54        21.160586

                                Balanced  . . . .       48.364840        25.76%            38.457844        -0.51        38.656514



               Accumulation Unit Values
               Contracts Issued After December 31, 1991 - Front Load Version:

                             Division               12/31/95       % of Change        12/31/94        % of Change       12/31/93
                             --------               --------       -----------        --------        -----------       ---------
                             Index 500
                             Stock . . . . . .       $1.588496        36.37%            $1.164877        0.54%             $1.158630

                             Growth Stock  . .        1.312966        29.98%             1.010139        1.12#             NA

                             Growth and Income
                             Stock . . . . . .        1.300190        30.27%             0.998049       -0.09#             NA

                             Aggressive
                             Growth Stock  . .        1.776871        38.39%             1.283916        4.72               1.225992

                             International
                             Equity  . . . . .        1.402156        13.83%             1.231747       -0.74               1.240984

                             Select Bond . . .        1.334934        18.33%             1.128176       -3.46               1.168610

                             High Yield Bond .        1.190149        16.02%             1.025776        2.58#             NA

                             Money
                             Market  . . . . .        1.139693         5.14%             1.083976        3.38               1.048486

                             Balanced  . . . .        1.419325        25.57%             1.130270       -0.66               1.137808


                # Growth Stock, Growth and Income Stock, and High Yield Bond Divisions began operations on May 3, 1994. The percentage change in unit value reflects performance from May 3, 1994.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 7.  (Continued)
--------------------

               Accumulation Unit Values
               Contracts Issued After December 31, 1991 - Simplified Load
               Version:

                                Division               12/31/95       % of Change        12/31/94        % of Change       12/31/93
                                --------               --------       -----------        --------        -----------       ---------
                                Index 500
                                Stock . . . . . .       $2.031929        35.56%            $1.498956       -0.06%        $1.499839

                                Growth Stock  . .        1.299976        29.20%             1.006136        0.72#             NA

                                Growth and Income
                                Stock . . . . . .        1.287355        29.50%             0.994105       -0.49#             NA

                                Aggressive
                                Growth Stock  . .        2.753170        37.57%             2.001269        4.10          1.922432

                                International
                                Equity  . . . . .        1.379966        13.16%             1.219510       -1.34          1.236014

                                Select Bond . . .        6.136911        17.62%             5.217451       -4.04          5.436859

                                High Yield Bond .        1.178371        15.33%             1.021705        2.17#             NA

                                Money
                                Market  . . . . .        2.160533         4.51%             2.067227        2.77          2.011515

                                Balanced  . . . .        4.310821        24.83%             3.453452       -1.25          3.497296


               # Growth Stock, Growth and Income Stock, and High Yield Bond Divisions began operations on May 3, 1994. The percentage change in unit value reflects performance from May 3, 1994.

                                   Equity:

                                           12/31/95                  12/31/94                 12/31/93
                                         ------------             -------------            -------------
                                         $317,806,038             $250,382,267              $227,447,006


                 The change in equity for each period is largely derived from investment activities within the Account: A $20,222,278 increase for the year ended December 31, 1993, a $946,478 increase for the year ended December 31, 1994, and a $68,906,233 increase for the year ended December 31, 1995. Net contributions (surrenders) from contract owners amounted to $17,414,485 for the year ended December 31, 1993, $21,988,786 for the year ended December 31, 1994, and $(1,482,462) for the year ended December 31, 1995.


                             Item 8 is on page 16.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                                  December 31
                                                                                   -----------------------------------------
 Assets                                                                                  1995                     1994
                                                                                   -----------------       -----------------
      Investments at market value:
          Northwestern Mutual Series Fund, Inc.

              Index 500 Stock
                  1995:  36,232,106 shares (cost $43,680,571)  . . . . . . . .         $ 62,391,687
                  1994:  34,368,909 shares (cost $38,780,500)  . . . . . . . .                                $  43,545,408
              Growth Stock
                  1995:  3,392,454 shares (cost $3,733,506)  . . . . . . . . .            4,284,669
                  1994:  1,399,102 shares (cost $1,416,993)  . . . . . . . . .                                    1,397,703#
              Growth and Income Stock
                  1995:  6,516,643 shares (cost $7,030,408)  . . . . . . . . .            7,891,655
                  1994:  3,336,143 shares (cost $3,370,077)  . . . . . . . . .                                    3,282,764#
              Aggressive Growth Stock
                  1995:  20,408,602 shares (cost $38,233,857)  . . . . . . . .           56,491,009
                  1994:  18,137,309 shares (cost $31,258,735)  . . . . . . . .                                   36,256,480
              International Equity
                  1995:  23,460,626 shares (cost $28,902,664)  . . . . . . . .           31,789,148
                  1994:  24,209,050 shares (cost $29,098,682)  . . . . . . . .                                   28,832,978
              Select Bond
                  1995:  20,963,153 shares (cost $24,227,622)  . . . . . . . .           25,742,752
                  1994:  21,018,792 shares (cost $24,040,140)  . . . . . . . .                                   22,258,901
              High Yield Bond
                  1995:  2,007,871 shares (cost $2,071,600)  . . . . . . . . .            2,060,076
                  1994:  1,279,487 shares (cost $1,296,099)  . . . . . . . . .                                    1,242,382#
              Money Market
                  1995:  21,556,895 shares (cost $21,556,895)  . . . . . . . .           21,556,895
                  1994:  20,120,832 shares (cost $20,120,832)  . . . . . . . .                                   20,120,832
              Balanced
                  1995:  160,765,565 shares (cost $209,057,927)  . . . . . . .          257,867,967
                  1994:  175,835,231 shares (cost $223,762,756)  . . . . . . .                                  230,871,659
                                                                                       ------------           -------------
                                                                                        470,075,858             387,809,107


      Due from Sales of Fund Shares  . . . . . . . . . . . . . . . . . . . . .               78,037                 319,392
      Due from Northwestern Mutual Life Insurance Company  . . . . . . . . . .              491,572                 179,152
                                                                                       ------------           -------------


                  Total Assets . . . . . . . . . . . . . . . . . . . . . . . .         $470,645,467           $ 388,307,651
                                                                                       ============           =============


 Liabilities

      Due to Participants  . . . . . . . . . . . . . . . . . . . . . . . . . .         $    254,431           $    887,944
      Due to Northwestern Mutual Life Insurance Company  . . . . . . . . . . .               78,037                319,392
      Due from Purchase of Fund Shares . . . . . . . . . . . . . . . . . . . .              491,572                179,153
                                                                                       ------------           -------------

                  Total Liabilities  . . . . . . . . . . . . . . . . . . . . .         $    824,040           $  1,386,489
                                                                                       ============           =============


#   Growth Stock, Growth and Income Stock, and High Yield Bond Portfolios began operations on May 3, 1994.

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (Continued)
--------------------
                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                                  December 31
                                                                                     --------------------------------------
 Equity                                                                                   1995                    1994
                                                                                     --------------          --------------
      Contracts Issued Prior to December 17, 1981:
          Index 500 Stock Division

              1995:  10,111,615 Accumulation Units @ 2.042204  . . . . . . . .          $20,649,980
              1994:  10,735,943 Accumulation Units @ 1.499054  . . . . . . . .                                  $16,093,758
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .            1,273,520                 968,816
                                                                                       ------------            ------------
                                                                                         21,923,500              17,062,574
                                                                                       ------------            ------------
          Growth Stock Division
              1995:  1,782 Accumulation Units @ 1.310823 . . . . . . . . . . .                2,336
              1994:  NA  . . . . . . . . . . . . . . . . . . . . . . . . . . .
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------
                                                                                              2,336
                                                                                       ------------
          Growth and Income Stock Division
              1995:  9,498 Accumulation Units @ 1.298065 . . . . . . . . . . .               12,329
              1994:  NA  . . . . . . . . . . . . . . . . . . . . . . . . . . .
              Annuity Reserves:  . . . . . . . . . . . . . . . . . . . . . . .               29,486
                                                                                       ------------
                                                                                             41,815
                                                                                       ------------
          Aggressive Growth Stock Division
              1995:  861,229 Accumulation Units @ 2.813200 . . . . . . . . . .            2,422,811
              1994:  805,409 Accumulation Units @ 2.034747 . . . . . . . . . .                                    1,638,804
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .               74,993                  62,282
                                                                                       ------------            ------------

                                                                                          2,497,804               1,701,086
                                                                                       ------------            ------------
          International Equity Division
              1995:  1,166,796 Accumulation Units @ 1.398467 . . . . . . . . .            1,631,726
              1994:  1,529,309 Accumulation Units @ 1.229716 . . . . . . . . .                                    1,880,616
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                2,889                 138,516
                                                                                       ------------             -----------
                                                                                          1,634,615               2,019,132
                                                                                       ------------             -----------
          Select Bond Division
              1995:  1,172,420 Accumulation Units @ 6.519655 . . . . . . . . .            7,643,772
              1994:  1,266,751 Accumulation Units @ 5.515295 . . . . . . . . .                                    6,986,505
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .              244,850                  91,757
                                                                                       ------------            ------------
                                                                                          7,888,622               7,078,262
                                                                                       ------------            ------------
          High Yield Bond Division
              1995:  0 Accumulation Units @ 1.188188 . . . . . . . . . . . . .                    0
              1994:  NA  . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                  0
                                                                                       ------------
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------


          Money Market Division
              1995:  1,264,988 Accumulation Units @ 2.311989 . . . . . . . . .            2,924,637
              1994:  1,020,911 Accumulation Units @ 2.201139 . . . . . . . . .                                    2,247,166
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .               63,276                  65,330
                                                                                       ------------            ------------
                                                                                          2,987,913               2,312,496
                                                                                       ------------            ------------
          Balanced Division
              1995:  5,651,599 Accumulation Units @ 4.600659 . . . . . . . . .           26,001,081
              1994:  6,525,821 Accumulation Units @ 3.667322 . . . . . . . . .                                   23,932,287
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .            1,442,962               1,106,121
                                                                                       ------------            ------------
                                                                                         27,444,043              25,038,408
                                                                                       ------------            ------------


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 8.  (Continued)
--------------------
                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                                  December 31
                                                                                     --------------------------------------
 Equity (Cont'd.)                                                                         1995                    1994
                                                                                     --------------          --------------
      Contracts Issued On or After December 17, 1981 and Before March 31,
      1995:

          Index 500 Stock Division
              1995:  18,961,291 Accumulation Units @ 1.991330  . . . . . . . .          $37,758,187
              1994:  17,624,809 Accumulation Units @ 1.469006  . . . . . . . .                                  $25,890,950
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .            1,340,376                 408,085
                                                                                        -----------             -----------
                                                                                         39,098,563              26,299,035
                                                                                        -----------             -----------

          Growth Stock Division
              1995:  2,970,905 Accumulation Units @ 1.299976 . . . . . . . . .            3,862,105
              1994:  1,311,686 Accumulation Units @ 1.006136 . . . . . . . . .                                    1,319,734#
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0                       0
                                                                                        -----------             -----------
                                                                                          3,862,105               1,319,734
                                                                                        -----------             -----------

          Growth and Income Stock Division
              1995:  5,605,215 Accumulation Units @ 1.287355 . . . . . . . . .            7,215,902
              1994:  3,129,287 Accumulation Units @ 0.994105  . . . . . . . .                                     3,110,840#
              Annuity Reserves:  . . . . . . . . . . . . . . . . . . . . . . .              160,662                 135,766
                                                                                        -----------             -----------
                                                                                          7,376,564               3,246,606
                                                                                        -----------             -----------

          Aggressive Growth Stock Division
              1995:  19,083,707 Accumulation Units @ 2.743106  . . . . . . . .           52,348,631
              1994:  17,290,856 Accumulation Units @ 1.993956  . . . . . . . .                                   34,477,207
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .              167,625                 131,188
                                                                                        -----------             -----------
                                                                                         52,516,256              34,608,395
                                                                                        -----------             -----------

          International Equity Division
              1995:  21,338,268 Accumulation Units @ 1.379966  . . . . . . . .           29,446,084
              1994:  21,538,113 Accumulation Units @ $1.219510 . . . . . . . .                                   26,265,944
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .              153,834                 367,271
                                                                                        -----------             -----------
                                                                                         29,599,918              26,633,215
                                                                                        -----------             -----------

          Select Bond Division
              1995:  2,778,441 Accumulation Units @ 6.077689 . . . . . . . . .           16,886,499
              1994:  2,923,557 Accumulation Units @ 5.167101 . . . . . . . . .                                   15,106,314
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .              597,617                  74,325
                                                                                        -----------             -----------
                                                                                         17,484,116              15,180,639
                                                                                        -----------             -----------

          High Yield Bond Division
              1995:  1,609,770 Accumulation Units @ 1.178371 . . . . . . . . .            1,896,907
              1995:  1,215,989 Accumulation Units @ 1.021705 . . . . . . . . .                                    1,242,382#
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0                       0
                                                                                        -----------             -----------
                                                                                          1,896,907               1,242,382
                                                                                        -----------             -----------

          Money Market Division
              1995:  7,896,022 Accumulation Units @ 2.155845 . . . . . . . . .           17,022,599
              1994:  8,608,326 Accumulation Units @ 2.062740 . . . . . . . . .                                   17,756,738
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .              387,730                  51,598
                                                                                        -----------             -----------
                                                                                         17,410,329              17,808,336
                                                                                        -----------             -----------

          Balanced Division
              1995:  52,575,295 Accumulation Units @ 4.289623  . . . . . . . .          225,528,193
              1994:  59,200,252 Accumulation Units @ 3.436463  . . . . . . . .                                  203,439,477
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .            2,924,538               1,931,385
                                                                                        -----------             -----------
                                                                                        228,452,731             205,370,862
                                                                                        -----------             -----------


# Growth Stock, Growth and Income Stock, and High Yield Bond Divisions began operations on May 3, 1994.

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (Continued)
--------------------
                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                      December 31
 Equity (Cont'd.)                                                                         1995
                                                                                     --------------
      Contracts Issued On or After March 31, 1995 - Back Load Version:

          Index 500 Stock Division
              1995:  471,752 Accumulation Units @ 1.991330 . . . . . . . . . .             $939,414
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                         ----------
                                                                                            939,414
                                                                                         ----------

          Growth Stock Division
              1995:  227,218 Accumulation Units @ 1.299976 . . . . . . . . . .              295,378
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                         ----------
                                                                                            295,378
                                                                                         ----------
          Growth and Income Stock Division
              1995:  310,321 Accumulation Units @ 1.287355 . . . . . . . . . .              399,493
              Annuity Reserves:  . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                         ----------
                                                                                            399,493
                                                                                         ----------

          Aggressive Growth Stock Division
              1995:  407,729 Accumulation Units @ 2.743106 . . . . . . . . . .            1,118,443
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                         ----------
                                                                                          1,118,443
                                                                                         ----------
          International Equity Division
              1995:  374,986 Accumulation Units @ 1.379966 . . . . . . . . . .              517,469
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                         ----------
                                                                                            517,469
                                                                                         ----------

          Select Bond Division
              1995:  50,828 Accumulation Units @ 6.077689  . . . . . . . . . .              308,917
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                         ----------
                                                                                            308,917
                                                                                         ----------

          High Yield Bond Division
              1995:  138,470 Accumulation Units @ 1.178371 . . . . . . . . . .              163,170
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                         ----------
                                                                                            163,170
                                                                                         ----------
          Money Market Division
              1995:  379,473 Accumulation Units @ 2.155845 . . . . . . . . . .              818,085
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                         ----------
                                                                                            818,085
                                                                                         ----------

          Balanced Division
              1995:  372,457 Accumulation Units @ 4.289623 . . . . . . . . . .            1,597,701
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                         ----------
                                                                                          1,597,701
                                                                                         ----------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (Continued)
--------------------
                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                         December 31
                                                                                        --------------
 Equity (Cont'd.)                                                                            1995
                                                                                        --------------
      Contracts Issued On or After March 31, 1995 - Front Load Version:
          Index 500 Stock Division
              1995:  278,235 Accumulation Units @ 1.249114 . . . . . . . . . .             $347,547
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------
                                                                                            347,547
                                                                                       ------------

          Growth Stock Division
              1995:  103,292 Accumulation Units @ 1.208718 . . . . . . . . . .              124,851
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------
                                                                                            124,851
                                                                                       ------------
          Growth and Income Stock Division
              1995:  114,414 Accumulation Units @ 1.196596 . . . . . . . . . .              136,908
              Annuity Reserves:  . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------
                                                                                            136,908
                                                                                       ------------

          Aggressive Growth Stock Division
              1995:  255,895 Accumulation Units @ 1.305186 . . . . . . . . . .              333,991
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------
                                                                                            333,991
                                                                                       ------------
          International Equity Division
              1995:  32,573 Accumulation Units @ 1.140398  . . . . . . . . . .               37,146
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------
                                                                                             37,146
                                                                                       ------------

          Select Bond Division
              1995:  26,732 Accumulation Units @ 1.128765  . . . . . . . . . .               30,174
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------
                                                                                             30,174
                                                                                       ------------

          High Yield Bond Division
              1995:  0 Accumulation Units @ 1.111614 . . . . . . . . . . . . .                    0
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------
                                                                                                  0
                                                                                       ------------
          Money Market Division
              1995:  327,441 Accumulation Units @ 1.040089 . . . . . . . . . .              340,569
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------
                                                                                            340,569
                                                                                       ------------

          Balanced Division
              1995:  164,303 Accumulation Units @ 1.180953 . . . . . . . . . .              194,034
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .                    0
                                                                                       ------------
                                                                                            194,034
                                                                                       ------------

                  Total Equity . . . . . . . . . . . . . . . . . . . . . . . .          469,821,427
                                                                                       ------------


                  Total Liabilities and Equity . . . . . . . . . . . . . . . .          470,645,467
                                                                                       ============




    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (continued)
--------------------

                         NML VARIABLE ANNUITY ACCOUNT A
             COMBINED STATEMENT OF OPERATIONS AND CHANGES IN EQUITY
                        For the Years Ended December 31

                                                                                1995              1994             1993
                                                                           --------------    --------------   --------------
 Investment Income
      Dividend Income  . . . . . . . . . . . . . . . . . . . . . . . .      $ 11,709,964      $ 40,169,184      $ 16,795,751
      Annuity Rate and Expense Guarantees  . . . . . . . . . . . . . .         5,072,064         4,466,142         4,074,129
                                                                            ------------      ------------      ------------

      Net Investment Income  . . . . . . . . . . . . . . . . . . . . .         6,637,900        35,703,042        12,721,622
                                                                            ------------      ------------      ------------

 Realized and Unrealized Gain on Investments
      Net Realized Gain on Investments . . . . . . . . . . . . . . . .        13,141,169         1,687,702         2,347,432
      Unrealized Appreciation (Depreciation) During the Year . . . . .        76,916,515       (39,969,923)       14,612,044
                                                                            ------------       -----------      ------------
      Net Gain (Loss) on Investments . . . . . . . . . . . . . . . . .        90,057,684       (38,282,221)       16,959,476
                                                                            ------------       -----------      ------------


 Increase (Decrease) in Equity Derived from Investment
  Activity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        96,695,584       ( 2,579,179)       29,681,098
                                                                            ------------       -----------      ------------

 Equity Transactions
      Contract Owners' Net Payments  . . . . . . . . . . . . . . . . .        49,124,853        52,262,816        51,044,522
      Annuity Payments . . . . . . . . . . . . . . . . . . . . . . . .          (610,983)         (603,158)         (522,956)
      Surrenders and Other (Net) . . . . . . . . . . . . . . . . . . .       (62,309,189)      (33,008,630)      (33,141,406)
                                                                            -------------      -----------       -----------

 Increase (Decrease) in Equity Derived from Equity Transactions . . . .      (13,795,319)       18,651,028        17,380,160
                                                                            -------------     ------------      ------------

 Net Increase in Equity  . . . . . . . . . . . . . . . . . . . . . . .        82,900,265        16,071,849        47,061,258

 Equity, Beginning of Year . . . . . . . . . . . . . . . . . . . . . .       386,921,162       370,849,313       323,788,055
                                                                            ------------      ------------      ------------

 Equity, End of Year . . . . . . . . . . . . . . . . . . . . . . . . .      $469,821,427      $386,921,162      $370,849,313
                                                                            ============      ============      ============



    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (continued)
--------------------

                         NML VARIABLE ANNUITY ACCOUNT A
                         NOTES TO FINANCIAL STATEMENTS

Note 1--NML Variable Annuity Account A (the "Account") is a segregated asset account of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual Life") used to fund variable annuity contracts ("contracts") for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Beginning March 31, 1995, two versions of the contract are offered: Front Load contracts with a sales charge up to 4% of purchase payments and Back Load contracts with a withdrawal charge of 0-8%.

Note 2--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal accounting policies are summarized below.

Note 3--All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc. (the "Fund"). The shares are valued at the Fund's offering and redemption price per share.

On May 3, 1994, five new portfolios commenced operations in the Fund:
Aggressive Growth Stock Portfolio (formerly Northwestern Mutual Aggressive Growth Stock Fund, Inc.), International Equity Portfolio (formerly Northwestern Mutual International Equity Fund, Inc.), Growth Stock Portfolio, Growth and Income Stock Portfolio and High Yield Bond Portfolio. Additionally, on May 3, 1994, the assets of Northwestern Mutual Life's Variable Annuity funds were merged into the respective portfolio of the Fund in a tax-free exchange of shares.

The Fund is an open-end investment company registered under the Investment Company Act of 1940.

Note 4--Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience.
For variable payment plans issued prior to January 1, 1974, annuity reserves are based on the 1955 American Annuity Table with assumed interest rates of 3%, 3 1/2% or 5%. For variable payment plans issued on or after January 1, 1974 and before January 1, 1985, annuity reserves are based on the 1971 Individual Annuity Table with assumed interest rates of 3 1/2% or 5%. For variable payment plans issued on or after January 1, 1985, annuity reserves are based on the 1983 Table a with assumed interest rates of 3 1/2% or 5%.

Note 5--Dividend income from the Fund is recorded on the record date of the dividends. Transactions in Fund shares are accounted for on the trade date. The basis for determining cost on sale of Fund shares is identified cost. Purchases and sales of Fund shares for the years ended December 31 by each Division are shown below:

 Purchases                                              1995                  1994                  1993
 ---------                                              ----                  ----                  ----
 Index 500 Stock Division                           $ 7,998,931          $ 7,554,309           $ 6,134,062
 Growth Stock Division                                2,702,664            1,651,267                    NA
 Growth & Income Stock Division                       4,147,264            3,579,504                    NA
 Aggressive Growth Division                          10,658,292           14,415,626             7,893,190
 International Equity Division                        4,305,567           19,932,991            11,153,221
 Select Bond Division                                 3,837,930            5,853,201             6,544,510
 High Yield Bond Division                             1,411,373            1,328,717                    NA
 Money Market Division                               14,421,123           12,836,216             6,403,121
 Balanced Division                                   14,258,034           42,118,207            29,474,025
 Capital Appreciation Stock Division                         NA                   NA             2,003,721

 Sales
 -----
 Index 500 Stock Division                             5,165,148            5,927,056             3,570,219
 Growth Stock Division                                  427,690              236,591                    NA
 Growth & Income Stock Division                         576,160              214,192                    NA
 Aggressive Growth Division                           5,672,013            2,578,041             1,772,409
 International Equity Division                        5,324,662            1,723,339               638,412
 Select Bond Division                                 3,928,823            3,922,478             4,086,328
 High Yield Bond Division                               673,375               32,399                    NA
 Money Market Division                               12,987,931            9,752,283             8,779,557
 Balanced Division                                   36,790,058           30,795,275            19,075,952
 Capital Appreciation Stock Division                         NA                   NA             1,011,862

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (continued)
--------------------

                         NML VARIABLE ANNUITY ACCOUNT A
                         NOTES TO FINANCIAL STATEMENTS


Note 6--On April 30, 1993, Northwestern Mutual Capital Appreciation Stock Fund was merged into the Northwestern Mutual Index 500 Stock Fund in a tax-free exchange of fund shares. 21,689,286 shares of Northwestern Mutual Capital Appreciation Stock Fund, Inc. were exchanged for 22,749,651 shares of Northwestern Mutual Index 500 Stock Fund, Inc. The shares exchanged were valued at $30,719,638 for each Division.

Note 7--A deduction for annuity rate and expense guarantees is determined daily and paid to Northwestern Mutual Life as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected, and the risk that the charges made by Northwestern Mutual Life may be insufficient to cover the actual costs incurred in connection with the contracts.

For contracts issued on or after March 31, 1995, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 4/10 of 1% and 1 1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed 3/4 of 1% and 1 1/2%, respectively.

For contracts issued on or after December 17, 1981 and before March 31, 1995, the deduction is at an annual rate of 1 1/4% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 1 1/2% annual rate.

For contracts issued prior to December 17, 1981, the deduction is at an annual rate of 3/4 of 1% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 1% annual rate.

Beginning in 1995, Northwestern Mutual Life paid a dividend to certain contracts. The dividend was reinvested in the Account and has been reflected as a Contract Owners' Net Payment in the accompanying financial statements.

Note 8--Northwestern Mutual Life is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual Life. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

Price Waterhouse LLP Letterhead

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Northwestern Mutual Life Insurance Company and
Contract Owners of NML Variable Annuity Account A

In our opinion, the statements appearing on pages 16 through 23 present fairly, in all material respects, the financial position of NML Variable Annuity Account A at December 31, 1995 and 1994, and the results of its operations and the changes in its equity for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Milwaukee, Wisconsin
January 24, 1996

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 8.  (continued)     Financial Statements and Supplementary Data
--------------------------------------------------------------------

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                                    December 31
                                                                                       ------------------------------------
                                                                                           1995                    1994
                                                                                       ------------            ------------
    Assets
       Investments at market value:
           Northwestern Mutual Series Fund, Inc.
                Index 500 Stock
                    1995:  37,491,726 shares (cost $46,641,879)  . . . . . . . .          $64,560,752
                    1994:  35,952,983 shares (cost $41,897,373)  . . . . . . . .                                 $45,552,429
                Growth Stock
                    1995:  1,650,591 shares (cost $1,947,392)  . . . . . . . . .            2,084,697
                    1994:  330,122 shares (cost $332,520)  . . . . . . . . . . .                                     329,792 #
                Growth and Income Stock
                    1995:  4,036,751 shares (cost $4,620,194)  . . . . . . . . .            4,888,505
                    1994:  1,178,036 shares (cost $1,173,282)  . . . . . . . . .                                   1,159,187 #
                Aggressive Growth Stock
                    1995:  20,744,587 shares (cost $40,636,758)  . . . . . . . .           57,421,016
                    1994:  16,641,752 shares (cost $28,898,872)  . . . . . . . .                                  33,266,862
                International Equity
                    1995:  22,169,169 shares (cost $27,851,615)  . . . . . . . .           30,039,223
                    1994:  20,694,866 shares (cost $25,740,804)  . . . . . . . .                                  24,647,586
                Select Bond
                    1995:  13,258,257 shares (cost $15,437,346)  . . . . . . . .           16,281,140
                    1994:  13,467,540 shares (cost $15,681,682)  . . . . . . . .                                  14,262,125
                High Yield Bond
                    1995:  718,103 shares (cost $760,109)  . . . . . . . . . . .              736,774
                    1994:  207,679 shares (cost $211,313)  . . . . . . . . . . .                                     201,656 #
                Money Market
                    1995:  9,324,692 shares (cost $9,324,692)  . . . . . . . . .            9,324,692
                    1994:  11,510,121 shares (cost $11,510,121)  . . . . . . . .                                  11,510,121
                Balanced
                    1995:  82,586,808 shares (cost $113,566,515) . . . . . . . .          132,469,239
                    1994:  90,976,778 shares (cost $121,324,620) . . . . . . . .                                 119,452,509
                                                                                         ------------            -----------
                                                                                          317,806,039            250,382,267

       Due from Sales of Fund Shares   . . . . . . . . . . . . . . . . . . . . .                   36                 79,226
       Due from Northwestern Mutual Life Insurance Company   . . . . . . . . . .              808,493                279,107
                                                                                         ------------           ------------

                        Total Assets   . . . . . . . . . . . . . . . . . . . . .         $318,614,568           $250,740,600
                                                                                         ============           ============


   Liabilities
       Due to Northwestern Mutual Life Insurance Company   . . . . . . . . . . .         $         36           $     79,226
       Due on Purchase of Fund Shares  . . . . . . . . . . . . . . . . . . . . .              808,493                279,107
                                                                                         ------------           ------------

                        Total Liabilities  . . . . . . . . . . . . . . . . . . .         $    808,529           $    358,333
                                                                                         ============           ============



# Growth Stock, Growth and Income Stock, and High Yield Bond Portfolios began operations on May 3, 1994.


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (continued)
--------------------
                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                                  December 31
                                                                                      ------------------------------------
 Equity                                                                                   1995                    1994
                                                                                      ------------            ------------
      Contracts Issued Before December 17, 1981 or Between April 30, 1984 and
      December 31, 1991:
          Index 500 Stock Division
              1995:  2,232,985 Accumulation Units @ 22.104982  . . . . . . . .          $49,360,095
              1994:  2,284,637 Accumulation Units @ 16.105431  . . . . . . . .                                  $36,795,066
          Growth Stock Division
              1995:  63,881 Accumulation Units @ 13.271899 . . . . . . . . . .              847,822
              1994:  NA  . . . . . . . . . . . . . . . . . . . . . . . . . . .
          Growth and Income Stock Division
              1995:  117,004 Accumulation Units @ 13.142782  . . . . . . . . .            1,537,752
              1994:  NA  . . . . . . . . . . . . . . . . . . . . . . . . . . .
          Aggressive Growth Stock Division
              1995:  1,397,886 Accumulation Units @ 27.648691  . . . . . . . .           38,649,707
              1994:  1,239,328 Accumulation Units @ 19.849331  . . . . . . . .                                   24,599,840
          International Equity Division
              1995:  14,747,735 Accumulation Units @ 1.426613  . . . . . . . .           21,039,310
              1994:  15,153,296 Accumulation Units @ 1.245144  . . . . . . . .                                   18,868,036
          Select Bond Division
              1995:  124,163 Accumulation Units @ 74.222515  . . . . . . . . .            9,215,714
              1994:  150,232 Accumulation Units @ 62.322013  . . . . . . . . .                                    9,362,736
          High Yield Bond Division
              1995:  21,583 Accumulation Units @ 12.030416 . . . . . . . . . .              259,657
              1994:  NA  . . . . . . . . . . . . . . . . . . . . . . . . . . .
          Money Market Division
              1995:  62,209 Accumulation Units @ 24.705630 . . . . . . . . . .            1,536,924
              1994:  200,510 Accumulation Units @ 23.346279  . . . . . . . . .                                    4,681,165
          Balanced Division
              1995:  1,889,324 Accumulation Units @ 51.855817  . . . . . . . .           97,972,463
              1994:  2,327,834 Accumulation Units @ 41.028821  . . . . . . . .                                   95,508,274



    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (continued)
--------------------
                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                                  December 31
                                                                                      ------------------------------------
 Equity (Cont'd.)                                                                         1995                    1994
                                                                                      ------------            ------------
      Contracts Issued On or After December 17, 1981 and Before May 1, 1984:
          Index 500 Stock Division
              1995:  49,450 Accumulation Units @ 21.564611 . . . . . . . . . .           $1,066,361
              1994:  39,104 Accumulation Units @ 15.790165 . . . . . . . . . .                                     $617,454
          Aggressive Growth Stock Division
              1995:  5,527 Accumulation Units @ 26.975930  . . . . . . . . . .              149,103
              1994:  5,528 Accumulation Units @ 19.463084  . . . . . . . . . .                                      107,594
          International Equity Division
              1995:  497,710 Accumulation Units @ 1.407741 . . . . . . . . . .              700,647
              1994:  500,818 Accumulation Units @ 1.234814 . . . . . . . . . .                                      618,417
          Select Bond Division
              1995:  7,287 Accumulation Units @ 69.192181  . . . . . . . . . .              504,224
              1994:  6,665 Accumulation Units @ 58.388451  . . . . . . . . . .                                      389,131
          Money Market Division
              1995:  14,478 Accumulation Units @ 23.069838 . . . . . . . . . .              334,015
              1994:  10,677 Accumulation Units @ 21.909448 . . . . . . . . . .                                      233,928
          Balanced Division
              1995:  113,109 Accumulation Units @ 48.364840  . . . . . . . . .            5,470,492
              1994:  130,727 Accumulation Units @ 38.457844  . . . . . . . . .                                    5,027,464
              Annuity Reserves . . . . . . . . . . . . . . . . . . . . . . . .              405,494                 343,378



    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (continued)
--------------------
                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                                  December 31
                                                                                      ------------------------------------
                                                                                         1995                    1994
                                                                                      ------------            ------------
 Equity (cont'd)
      Contracts Issued On or After December 31, 1991 Front Load Version:
          Index 500 Stock Division
              1995:  2,399,586 Accumulation Units @ 1.588496 . . . . . . . . .           $3,811,733
              1994:  1,918,074 Accumulation Units @ 1.164877 . . . . . . . . .                                   $2,234,320
          Growth Stock Division
              1995:  361,207 Accumulation Units @ 1.312966 . . . . . . . . . .              474,252
              1994:  149,268 Accumulation Units @ 1.010139 . . . . . . . . . .                                     150,781#
          Growth and Income Stock Division
              1995:  861,211 Accumulation Units @ 1.300190 . . . . . . . . . .            1,119,738
              1994:  418,974 Accumulation Units @ 0.998049 . . . . . . . . . .                                      418,156#
          Aggressive Growth Stock Division
              1995:  2,242,402 Accumulation Units @ 1.776871 . . . . . . . . .            3,984,459
              1994:  1,206,187 Accumulation Units @ 1.283916 . . . . . . . . .                                    1,548,643
          International Equity Division
              1995:  2,009,228 Accumulation Units @ 1.402156 . . . . . . . . .            2,817,251
              1994:  1,453,091 Accumulation Units @ 1.231747 . . . . . . . . .                                    1,789,840
          Select Bond Division
              1995:  1,800,898 Accumulation Units @ 1.334934 . . . . . . . . .            2,404,080
              1994:  1,668,091 Accumulation Units @ 1.128176 . . . . . . . . .                                    1,881,900
          High Yield Bond Division
              1995:  90,184 Accumulation Units @ 1.190149  . . . . . . . . . .              107,332
              1994:  47,321 Accumulation Units @ 1.025776  . . . . . . . . . .                                       48,541#
          Money Market Division
              1995:  2,956,017 Accumulation Units @ 1.139693 . . . . . . . . .            3,368,952
              1994:  3,313,061 Accumulation Units @ 1.083976 . . . . . . . . .                                    3,591,279
          Balanced Division
              1995:  5,275,308 Accumulation Units @ 1.419325 . . . . . . . . .            7,487,377
              1994:  3,879,218 Accumulation Units @ 1.130270 . . . . . . . . .                                    4,384,564


    # Growth Stock, Growth and Income Stock, and High Yield Bond Divisions began operations on May 3, 1994.

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 8.  (continued)
--------------------
                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                                  December 31
                                                                                      ------------------------------------
                                                                                         1995                    1994
                                                                                      ------------            ------------
Equity (cont'd)
      Contracts Issued On or After December 31, 1991 Simplified Load Version:
          Index 500 Stock Division
              1995:  5,080,179 Accumulation Units @ 2.031929 . . . . . . . . .          $10,322,562
              1994:  3,939,802 Accumulation Units @ 1.498956 . . . . . . . . .                                   $5,905,590
          Growth Stock Division
              1995:  586,644 Accumulation Units @ 1.299976 . . . . . . . . . .              762,622
              1994:  177,918 Accumulation Units @ 1.006136 . . . . . . . . . .                                      179,010#
          Growth and Income Stock Division
              1995:  1,733,022 Accumulation Units @ 1.287355 . . . . . . . . .            2,231,015
              1994:  745,425 Accumulation Units @ 0.994105 . . . . . . . . . .                                      741,031#
          Aggressive Growth Stock Division
              1995:  5,316,689 Accumulation Units @ 2.753170 . . . . . . . . .           14,637,748
              1994:  3,503,170 Accumulation Units @ 2.001269 . . . . . . . . .                                    7,010,785
          International Equity Division
              1995:  3,972,573 Accumulation Units @ 1.379966 . . . . . . . . .            5,482,016
              1994:  2,764,466 Accumulation Units @ 1.219510 . . . . . . . . .                                    3,371,293
          Select Bond Division
              1995:  677,396 Accumulation Units @ 6.136911 . . . . . . . . . .            4,157,122
              1994:  503,763 Accumulation Units @ 5.217451 . . . . . . . . . .                                    2,628,358
          High Yield Bond Division
              1995:  313,810 Accumulation Units @ 1.178371 . . . . . . . . . .              369,785
              1994:  149,862 Accumulation Units @ 1.021705 . . . . . . . . . .                                      153,115#
          Money Market Division
              1995:  1,890,645 Accumulation Units @ 2.160533 . . . . . . . . .            4,084,801
              1994:  1,453,033 Accumulation Units @ 2.067227 . . . . . . . . .                                    3,003,750
          Balanced Division
              1995:  4,902,410 Accumulation Units @ 4.310821 . . . . . . . . .           21,133,413
              1994:  4,108,593 Accumulation Units @ 3.453452 . . . . . . . . .                                   14,188,828
                                                                                       ------------            ------------

                       Total Equity  . . . . . . . . . . . . . . . . . . . . .         $317,806,038            $250,382,267
                                                                                       ------------            ------------

                       Total Liabilities and Equity  . . . . . . . . . . . . .         $318,614,567            $250,740,600
                                                                                       ============            ============



    # Growth Stock, Growth and Income Stock, and High Yield Bond Divisions began operations on May 3, 1994.



    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (continued)
--------------------
                         NML VARIABLE ANNUITY ACCOUNT C
             COMBINED STATEMENT OF OPERATIONS AND CHANGES IN EQUITY
                        For the Years Ended December 31


                                                                                1995              1994             1993
                                                                            ------------      ------------     ------------
Investment Income
     Dividend Income  . . . . . . . . . . . . . . . . . . . . . . . .       $ 6,470,776       $22,562,209      $  9,559,776
     Annuity Rate and Expense Guarantees  . . . . . . . . . . . . . .           856,764           509,648           235,930
                                                                           ------------      ------------      ------------
     Net Investment Income  . . . . . . . . . . . . . . . . . . . . .         5,614,012        22,052,561         9,323,846
                                                                           ------------      ------------      ------------
Realized and Unrealized Gain (Loss) on Investments
     Net Realized Gain (Loss) on Investments  . . . . . . . . . . . .         9,884,364         5,949,795         3,670,743
     Unrealized Appreciation (Depreciation) During the Year . . . . .        53,407,857       (27,055,878)        7,227,689
                                                                           ------------      ------------      ------------
     Net Gain (Loss) on Investments . . . . . . . . . . . . . . . . .        63,292,221       (21,106,083)       10,898,432
                                                                           ------------      ------------      ------------
Increase in Equity Derived from Investment Activity . . . . . . . . .        68,906,233           946,478        20,222,278
                                                                           ------------      ------------      ------------
Equity Transactions
     Contract Owners' Net Payments  . . . . . . . . . . . . . . . . .        59,390,267        48,709,729        39,748,661
     Surrenders and Other (Net) . . . . . . . . . . . . . . . . . . .       (60,872,729)      (26,720,946)      (22,334,176)
                                                                           ------------      ------------      ------------
Increase (Decrease) in Equity Derived from Equity Transactions  . . .        (1,482,462)       21,988,783        17,414,485
                                                                           ------------      ------------      ------------
Net Increase in Equity  . . . . . . . . . . . . . . . . . . . . . . .        67,423,771        22,935,261        37,636,763

Equity, Beginning of Year . . . . . . . . . . . . . . . . . . . . . .       250,382,267       227,447,006       189,810,243
                                                                           ------------      ------------      ------------
Equity, End of Year . . . . . . . . . . . . . . . . . . . . . . . . .      $317,806,038      $250,382,267      $227,447,006
                                                                           ============      ============      ============



    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (continued)
--------------------

                         NML VARIABLE ANNUITY ACCOUNT C
                         NOTES TO FINANCIAL STATEMENTS

Note 1--NML Variable Annuity Account C (the "Account") is a segregated asset account of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual Life" or "Sponsor") used to fund variable annuity contracts ("contracts") for HR-10 and corporate pension and profit- sharing plans which qualify for special tax treatment under the Internal Revenue Code. Beginning December 31, 1991, two versions of the contract are offered: Front Load contracts with a sales charge up to 4.5% of purchase payments and Simplified Load contracts with an installation fee of $750.

Note 2--The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal accounting policies are summarized below.

Note 3--All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc. (the "Fund"). The shares are valued at the Fund's offering and redemption price per share.

On May 3, 1994, five new portfolios commenced operations in the Fund:
Aggressive Growth Stock Portfolio (formerly Northwestern Mutual Aggressive Growth Stock Fund,Inc.), International Equity Portfolio (formerly Northwestern Mutual International Equity Fund, Inc.), Growth Stock Portfolio, Growth and Income Stock Portfolio and High Yield Bond Portfolio. Additionally, on May 3, 1994, the assets of Northwestern Mutual Life's Variable Annuity funds were merged into the respective portfolio of the Fund in a tax-free exchange of shares.

The Fund is an open-end investment company registered under the Investment Company Act of 1940.

Note 4--Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. Annuity reserves are based on the 1983 Table a with assumed interest rates of 3 1/2% or 5%.

Note 5--Dividend income from the Fund is recorded on the record date of the dividends. Transactions in Fund shares are accounted for on the trade date. The basis for determining cost on sale of Fund shares is identified cost. Purchases and sales of Fund shares for the years ended December 31 by each Division are shown below:

Purchases                                            1995                  1994                  1993
---------                                            ----                  ----                  ----
Index 500 Stock Division                           $ 9,719,794          $ 8,659,996           $ 8,132,392
Growth Stock Division                                1,794,866              356,487                    NA
Growth & Income Stock Division                       3,709,640            1,282,402                    NA
Aggressive Growth Division                          15,956,497           12,289,757             9,865,453
International Equity Division                        6,724,373           23,854,689             3,261,907
Select Bond Division                                 4,302,192            5,219,278             5,594,498
High Yield Bond Division                               632,095              303,059                    NA
Money Market Division                               10,821,340           11,074,834             6,175,684
Balanced Division                                   17,257,735           31,432,161            24,388,391
Capital Appreciation Stock Division                         NA                   NA             2,415,405
Sales
-----
Index 500 Stock Division                             7,360,855            7,244,819           $ 4,442,482
Growth Stock Division                                  213,213               24,577                    NA
Growth & Income Stock Division                         310,894              108,587                    NA
Aggressive Growth Division                           6,866,522            2,229,844             1,795,174
International Equity Division                        4,899,939            1,132,149               420,640
Select Bond Division                                 4,475,998            3,718,654             2,558,763
High Yield Bond Division                                87,219               91,658                    NA
Money Market Division                               13,008,176            9,494,795             5,488,198
Balanced Division                                   29,565,575           26,386,243            16,478,266
Capital Appreciation Stock Division                         NA                   NA             1,907,126

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 8.  (continued)
--------------------

                         NML VARIABLE ANNUITY ACCOUNT C
                         NOTES TO FINANCIAL STATEMENTS


Note 6--On April 30, 1993, Northwestern Mutual Capital Appreciation Stock Fund was merged into the Northwestern Mutual Index 500 Stock Fund in a tax-free exchange of fund shares. 23,586,477 shares of Northwestern Mutual Capital Appreciation Stock Fund, Inc. were exchanged for 24,739,593 shares of Northwestern Mutual Index 500 Stock Fund, Inc. The shares exchanged were valued at $33,406,725 for each Division.

Note 7--A deduction for annuity rate and expense guarantees is determined daily and paid to Northwestern Mutual Life as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected and the risk that the charges made by Northwestern Mutual Life may be insufficient to cover the actual costs incurred in connection with the contracts.

Generally, for contracts issued on or after December 31, 1991, for the Front Load Version and the Simplified Load Version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 6.5/10 of 1% and 1 1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed 1% and 1 1/2% annual rates, respectively.

Generally, the deduction for contracts issued before December 17, 1981 or between April 30, 1984 and December 31, 1991 as provided for in the contracts has been waived by the Board of Trustees of Northwestern Mutual Life. For these contracts, the rate may be determined by the Board of Trustees of Northwestern Mutual Life not to exceed a 1/4 of 1% annual rate.

For contracts issued on or after December 17, 1981, and before May 1, 1984, the deduction is determined daily at an annual rate of 1/2 of 1% of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 3/4 of 1% annual rate.

Note 8--Northwestern Mutual Life is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual Life. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.





                             Item 9 is on page 34.

[PRICE WATERHOUSE LLP LOGO]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Northwestern Mutual Life Insurance Company and
Contract Owners of NML Variable Annuity Account C

In our opinion, the statements appearing on pages 25 through 32 present fairly, in all material respects, the financial position of NML Variable Annuity Account C at December 31, 1995 and 1994, and the results of its operations and the changes in its equity for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
January 24, 1996

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 9.  Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------

         Not applicable.




                             Item 10 is on page 35.

              The Northwestern Mutual Life Insurance Company                  35
              ----------------------------------------------
                                  Form 10-K
                                  ---------


                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

              (a) The following information as of March 1, 1996 is provided with respect to each director, including persons chosen to become directors, of the Registrant. The Registrant uses the title of Trustee to denote the directors.


                                       YEAR          EXPIRATION OF TERM
               TRUSTEE         AGE     ELECTED          OF OFFICE        OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
               -------         ---     -------      -------------------  -----------------------------------------------
 R. Quintus Anderson            65      1984        May 1999             Chairman, Audit Committee

 Edward E. Barr                 59      1991        May 1999             Member, Human Resources Committee

 Gordon T. Beaham, III          64      1988        May 1997             Member, Audit Committee

 Frank H. Bertsch               70      1979        May 1998             Member, Insurance Product and Marketing Committee

 Robert C. Buchanan             55      1991        May 1999             Member, Executive and Finance Committees

 Robert E. Carlson              60      1989        May 1998             Executive Vice President; Member, Executive Committee

 George A. Dickerman            57      1994        May 1996 (1)         Member, Insurance Product and Marketing Committee


 Thomas I. Dolan                68      1986        May 1996 (1)         Member, Human Resources Committee

 Pierre S. DuPont               61      1985        May 1998             Member, Insurance Product and Marketing Committee

 James D. Ericson               60      1989        May 1996 (1)         President and C.E.O.; Member, Human Resources
                                                                         and Insurance Product & Marketing Committees; Chairman,
                                                                         Executive and Finance Committees
 J. E. Gallegos                 60      1985        May 1996 (1)         Member, Audit Committee

 Patricia Albjerg Graham        61      1980        May 1996 (1)         Member, Human Resources Committee

 Richard H. Holton              69      1972        May 1996 *           Member, Insurance Product and Marketing Committee

 Stephen F. Keller              57      1984        May 1999             Member, Audit Committee

 J. Thomas Lewis                59      1978        May 1998             Chairman, Human Resources Committee

 Fred G. Luber                  70      1983        May 1997 *           Member, Executive and Finance Committees


 (1) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 1996 meeting of policyholders. If re-elected, these Trustees' terms will expire in May of 2000.

 *        Retiring on May 22, 1996.

               The Northwestern Mutual Life Insurance Company                 36
               ----------------------------------------------
                                  Form 10-K
                                  ---------


                                        YEAR         EXPIRATION OF TERM
           TRUSTEE            AGE     ELECTED           OF OFFICE             OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
           -------            ---     -------       -------------------      ----------------------------------------------

 Daniel F. McKeithan, Jr.      60         1988        May 1999                Member, Executive, Finance, and Human Resources
                                                                              Committees
 Guy A. Osborn                 60         1994        May 1997                Member, Executive and Finance Committees

 Donald J. Schuenke            67         1980        May 1998                Member, Executive and Finance and Committees

 H. Mason Sizemore, Jr.        54         1993        May 1999                Member, Insurance Product and Marketing Committee

 Harold B. Smith               62         1973        May 1996 (1)            Member, Insurance Product & Marketing Committee

 Sherwood H. Smith, Jr.        59         1992        May 1998                Chairman, Insurance Product & Marketing Committee

 John E. Steuri                56         1994        May 1999                Member, Human Resources Committee

 John J. Stollenwerk           56         1993        May 1997                Member, Executive and Finance Committees

 Barry L. Williams             51         1987        May 1997                Member, Human Resources Committee

 Kathryn D. Wriston            57         1986        May 1997                Member, Audit Committee


 (1) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 1996 meeting of policyholders. If re-elected, these Trustees' terms will expire in May of 2000.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 10.  (continued)
---------------------

           (b) The following information as of March 1, 1996 is provided with respect to each Executive Officer of the Registrant.

           NAME                       AGE                                        POSITION
           ----                       ---                                        --------
 James D. Ericson                     60     President and Chief Executive Officer, Trustee

 Robert E. Carlson                    60     Executive Vice President (Agencies and Marketing), Trustee

 Peter W. Bruce                       50     Executive Vice President (Operations and Administration)

 Frederic H. Sweet                    52     Senior Vice President (Government Relations)

 Dennis Tamcsin                       57     Senior Vice President (Agencies)

 James W. Ehrenstrom                  59     Senior Vice President

 Walt J. Wojcik                       56     Senior Vice President (Information Systems)

 Edward J. Zore                       50     Executive Vice President (Finance and Investments)

 Mason G. Ross                        52     Senior Vice President (Securities)

 Richard L. Hall                      50     Senior Vice President (Marketing)

 John M. Bremer                       48     Senior Vice President, General Counsel and Secretary

 Mark G. Doll                         46     Senior Vice President (Public Markets)

 William C. Koenig                    48     Senior Vice President and Chief Actuary

 Gary E. Long                         51     Vice President and Controller

 Deborah A. Beck                      48     Senior Vice President (Insurance Operations)

 Donald L. Mellish                    57     Vice President (Field Financial Services)

 Barbara F. Piehler                   45     Vice President (Policyowner Services)

 James F. Reiskytl                    58     Vice President (Tax and Financial Planning)

 Leonard F. Stecklein                 49     Vice President (Agency Services)

 Virgil L. Renne, Jr.                 44     Vice President (Employer Product Marketing)

 Martha M. Valerio                    49     Vice President (Corporate Development)

 W. Ward White                        56     Vice President (Communications)

 Thomas E. Dyer                       50     Vice President (New Business)

 Steven T. Catlett                    46     Vice President (Corporate Services)

 Gregory C. Oberland                  38     Vice President (Policy Benefits)

 Meridee J. Maynard                   40     Vice President (Compliance and Sales Practices)

 Susan A. Lueger                      42     Vice President (Human Resources)

 William H. Beckley                   48     Vice President (Agencies)

 Ralph A. Pelton                      64     Vice President (Real Estate)


                    All of the Executive Officers, except Susan A. Lueger, have been associated with the Registrant, although not necessarily in their present positions, for more than five years.

                    Susan A. Lueger has been Vice President of NML since May, 1994; Vice President of Human Resources at Wisconsin Electric Power Company 1992-1994; prior thereto with WEPC in the following positions: Assistant Vice President-Human Resources 1/92 to 11/92; Director-Human Resources 5/91 to 1/92; Manager-Compensation & Benefits Division 7/90 to 5/91; Project Specialist-Employment and Training Division 2/88 to 7/90.

              The Northwestern Mutual Life Insurance Company                  38
              ----------------------------------------------
                                  Form 10-K
                                  ---------

Item 10.  (continued)
---------------------

           Term of office for all Executive Officers is one year expiring May 31, 1996.

           (c) Not applicable

           (d) No one of the Executive Officers or Trustees is related to any other to the best of our knowledge.

           (e) Business experience and directorships of Trustees are as follows:


                                    PRINCIPAL OCCUPATION
            TRUSTEE                 DURING PAST FIVE YEARS                                      DIRECTORSHIPS
 -----------------------------------------------------------------------------------------------------------------------------
 R. Quintus Anderson         Chairman, The Aarque Companies, Jamestown, New York.           Cold Metal Products Company, Inc.
                                                                                            Oneida, Ltd.

 Edward E. Barr              President and Chief Executive Officer, Sun Chemical            First Union Corporation
                             Corporation, Fort Lee, New Jersey.                             United Water Resources

 Gordon T. Beaham, III       Chairman and President, Faultless Starch/Bon Ami Company,
                             Kansas City, Missouri, since 1987.  Prior thereto,
                             President and Chief Executive Officer.

 Frank H. Bertsch            Chairman of the Executive Committee, Flexsteel Industries,     Cy Care Systems, Inc.
                             Inc., Dubuque, Iowa, since July 1990.  Prior thereto,          Flexsteel Industries, Inc.
                             Chairman and Chief Executive Officer.

 Robert C. Buchanan          President and Chief Executive Officer, Fox Valley              Brady, W. H., Company
                             Corporation, Appleton, Wisconsin.                              Firstar Corporation

 Robert E. Carlson           Executive Vice President of NML since 1987.  Senior Vice
                             President 1982-1987.  Prior thereto, Vice President-
                             Research, Life Insurance Marketing and Research
                             Association, Farmington, Connecticut.

 George A. Dickerman         President, Spalding Sports Worldwide, Chicopee,                Bay Banks Inc.
                             Massachusetts, since 1981.

 Thomas I. Dolan             Retired Chairman, A. O. Smith Corp., Milwaukee, Wisconsin,     A. O. Smith Corporation
                             since 1992.  Chairman, 1989-1992; Chairman and Chief
                             Executive Officer 1984-1989; prior thereto President.

 Pierre S. Du Pont           Attorney, Richards, Layton & Finger, Wilmington, Delaware,     Louisiana-Pacific Corporation
                             since 1985; prior thereto, Governor of Delaware.               Pet Incorporated
                                                                                            Whitman Corporation


              The Northwestern Mutual Life Insurance Company                  39
              ----------------------------------------------
                                  Form 10-K
                                  ---------


                                    PRINCIPAL OCCUPATION
            TRUSTEE                 DURING PAST FIVE YEARS                                    DIRECTORSHIPS
 ------------------------------------------------------------------------------------------------------------------------
 James D. Ericson            President and Chief Executive Officer of NML since 10-1-93.    MGIC Investment Corporation
                             President and Chief Operating Officer 1991-1993.  President
                             1990-1991; Executive Vice President 1987-1990; prior
                             thereto, Senior Vice President-Investments 1980-1987.

 J. E. Gallegos              Attorney, Gallegos Law Firm, Santa Fe, New Mexico since
                             1988; prior thereto, Chairman of the Board, Enviromed Inc.,
                             Santa Fe, New Mexico, since 1987; prior thereto, President,
                             Jones, Gallegos, Snead & Wertheim, P.A., Santa Fe, New
                             Mexico.

 Patricia Albjerg Graham     President,  Spencer Foundation, Chicago, Illinois, since
                             1991; and Professor of the History of American Education,
                             Harvard University, Cambridge, Massachusetts, since 1974.
                             Dean of the Graduate School of Education at Harvard 1982-
                             1991.

 Richard H. Holton           Professor Emeritus, Haas School of Business, University of
                             California, Berkeley, California, since 1991.  Prior
                             thereto, Professor (1975-1991).

 Stephen F. Keller           Chairman, The Santa Anita Companies, since 1993.  Chairman,    Santa Anita Realty Enterprises, Inc.
                             Santa Anita Realty Enterprises; and President, Santa Anita     Santa Anita Operating Company
                             Operating Company, Arcadia, California, 1992-1993.
                             President and C.O.O., The Santa Anita Companies, Arcadia,
                             California, 7/91 to 1/92.  Attorney, Fulbright & Jaworski,
                             Los Angeles, California, 1/91 to 7/91.  Attorney, Seidler,
                             Amdec Securities, Inc., Los Angeles, California 1987-1991.
                             Prior thereto, Attorney, Lillick McHose & Charles, Los
                             Angeles, California.

 J. Thomas Lewis             Attorney, Monroe & Lemann, New Orleans, Louisiana.

 Fred G. Luber               Chairman of the Board, Super Steel Products Corp.,
                             Milwaukee, Wisconsin, since 1993.  Prior thereto, Chairman and Chief Executive Officer.

 Daniel F. McKeithan, Jr.    President, Tamarack Petroleum Co. Inc., Milwaukee,             Firstar Corporation
                             Wisconsin, since 1982.                                         Marcus Corporation
                                                                                            WICOR Corporation

 Guy A. Osborn               Chairman and Chief Executive Officer, Universal Foods          Firstar Corporation
                             Corp., Milwaukee, Wisconsin, since 1990.  Prior thereto,       Firstar Bank Milwaukee
                             Chief Executive Officer 1988-1990.                             Fleming Cos.
                                                                                            Universal Foods Corporation
                                                                                            WICOR
                                                                                            Wisconsin Gas Company



              The Northwestern Mutual Life Insurance Company                  40
              ----------------------------------------------
                                  Form 10-K
                                  ---------

                                       PRINCIPAL OCCUPATION
            TRUSTEE                   DURING PAST FIVE YEARS                                  DIRECTORSHIPS
 ------------------------------------------------------------------------------------------------------------------------
 Donald J. Schuenke            Retired Chairman of NML since 2-1-94.  Chairman of the         A. O. Smith Corporation
                               Board of NML 10-1-93 to 1-31-94.  Chairman and Chief           Badger Meter, Inc.
                               Executive Officer 1990-1993.  President and Chief Executive    Federal Home Loan Mortgage
                               Officer 1983-1990; President and Chief Operating Officer        Corporation (Freddie Mac)
                               1981-1983; President 1980-1981; prior thereto, Senior Vice     Northern Telecom, Ltd.
                               President-Investments.

 H. Mason Sizemore, Jr.        President and Chief Operating Officer, The Seattle Times,
                               Seattle, WA since 1985.

 Harold B. Smith               Chairman, Executive Committee, Illinois Tool Works Inc.,       Grainger, W. W., Inc.
                               Glenview, Illinois since 1982; Vice Chairman, 1981; prior      Illinois Tool Works Inc.
                               thereto, President.                                            Northern Trust Corporation

 Sherwood H. Smith, Jr.        Chairman and Chief Executive Officer, Carolina Power &         Carolina Power & Light Co.
                               Light Company, Raleigh, North Carolina, since 9/92.  Prior     Northern Telecom Ltd.
                               thereto, Chairman/President and CEO 1980-1992; President       Springs Industries, Inc.
                               and CEO 1979-1980; President 1976-1979.                        Wachovia Corporation

 John E. Steuri                Chairman and CEO *ALLTEL Information Services, Inc., Little    Alltel Corporation
                               Rock, Arkansas, since 1989.                                    National Computer Systems

 John J. Stollenwerk           President and Owner, Allen-Edmonds Shoe Corporation, Port      Badger Meter, Inc.
                               Washington, WI since 1980.                                     Eastbay Corporation
                                                                                              Firstar Bank Milwaukee N.A.
                                                                                              Koss Corporation

 Barry L. Williams             President and Chief Executive Officer, Williams Pacific        American President Companies
                               Ventures, Inc., San Francisco, California, since 1/1993.       Pacific Gas & Electric
                               Prior thereto:  President 1987-1992; President and Chief       Simpson Manufacturing Company
                               Executive Officer, C. N. Flagg Power, Inc., Meriden,           Tenera L.P.
                               Connecticut 1988-1992.  Prior thereto, Managing Principal,
                               Bechtel Investments, Inc. and Sequoia Investments, Inc.,
                               San Francisco, California.

 Kathryn D. Wriston            Director of various corporations.                              Santa Fe Energy Resources
                                                                                              Stanley Works, The





* Note: Prior to 2/15/95, this company was known as Systematics Information Services, Inc.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------



Item 10.  (continued)

                           (f)         To the best of the Registrant's
                                       knowledge, none of the Registrant's
                                       Executive Officers or Trustees have been involved in any of the items required to be reported in response to Item 401(f) of Regulation S-K.

                           (g)         Not applicable.

                             Item 11 is on page 42.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 11.  Executive Compensation
---------------------------------

         Not applicable. NML Variable Annuity Accounts A and C have no directors or executive officers, the Executive Officers and Trustees of The Northwestern Mutual Life Insurance Company spend no substantial portion of their time on matters relating to NML Variable Annuity Accounts A and C, and the amounts of compensation received by the Executive Officers and Trustees of The Northwestern Mutual Life Insurance Company have no bearing on the values associated with variable annuity contracts issued in connection with Northwestern Mutual Variable Annuity Accounts A and C.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a) Not applicable. The Registrant is a mutual life insurance company and has no stockholders as such.

         (b)      Not applicable.

         (c)      Not applicable.





                             Item 13 is on page 44.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 13.         Certain Relationships and Related Transactions
---------------------------------------------------------------

         (a)     (1)      The Registrant's second-tier subsidiary, Northwestern
                          Mutual Investment Services, Inc.("NMIS"), serves as the investment adviser to Northwestern Mutual Series
                          Fund, Inc. (the "Fund"), a series company registered as an open-end management company under the Investment Company Act of 1940 and consisting of nine portfolios; and the Registrant is a party to an investment advisory agreement with each of these portfolios: the Index 500 Stock Portfolio, the
                          Select Bond Portfolio, the Money Market Portfolio, the Balanced Portfolio, the Growth and Income Stock
                          Portfolio, the Growth Stock Portfolio, the Aggressive
                          Growth Stock Portfolio, the High Yield Bond Portfolio and the International Equity Portfolio. The investment advisory agreements with each portfolio were renewed during the fiscal year. Various
                          Trustees and Officers of the Registrant serve as directors and officers of the Fund and may be deemed to have a direct or indirect material interest in the existence of the investment advisory agreements.

                 (2) Various Trustees and Officers of the Registrant have securities accounts with Robert W. Baird and Co. Incorporated ("Baird") and effected transactions through such accounts during the fiscal year. Baird is a regional broker-dealer firm and a member of the New York Stock Exchange. Baird is a majority-owned indirect subsidiary of the Registrant.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 13.  (continued)
---------------------

         (b) The Registrant, during 1995, retained the law firm of Monroe & Lemann, of which J. Thomas Lewis, a Trustee of the Registrant, is a member. The firm was retained to perform certain legal services for the Registrant.

         (c) Loans are made to Trustees and Officers in accordance with the provisions of insurance policies which they may own. Such loans are made in the ordinary course of business and are administered solely according to the terms of the policy.

         (d) Not applicable. The Registrant was not organized within the past five years.



                             Item 14 is on page 46.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           Page
--------     ----------------------------------------------------------------                           ----
             (a)   Financial Statements and Exhibits                                                    16
                   (1)  NML Variable Annuity Account A (in Part II, Item 8)
                            Statement of Assets and Liabilities,
                                 December 31, 1995 and 1994
                            Combined Statement of Operations and Changes in Equity,
                                 for years ended December 31, 1995, 1994 and 1993
                            Notes to Financial Statements
                            Report of Independent Accountants

                   (2)  NML Variable Annuity Account C (in Part II, Item 8)                             25
                            Statement of Assets and Liabilities,
                                 December 31, 1995 and 1994
                            Combined Statement of Operations and Changes in Equity,
                                 for years ended December 31, 1995, 1994 and 1993
                            Notes to Financial Statements
                            Report of Independent Accountants

                   (3)  The Northwestern Mutual Life Insurance Company                                  47
                        Attached are:
                            Report of Independent Accountants
                            Consolidated Statement of Financial Position,
                                 December 31, 1995 and 1994
                            Consolidated Summary of Operations, for years ended
                                 December 31, 1995, 1994 and 1993
                            Consolidated Statement of General Contingency Reserve,
                                 for years ended December 31, 1995, 1994 and 1993
                            Consolidated Statement of Cash Flows, for years ended
                                 December 31, 1995, 1994 and 1993
                            Notes to Consolidated Financial Statements

             (b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1995.

             (c)   Compensation amounts deferred in 1995 are included as Exhibit I.                     60

                   Financial Statements of majority owned subsidiaries of the Registrant not consolidated have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.

             (d)   Not applicable.

THE NORTHWESTERN MUTUAL LIFE
----------------------------
INSURANCE COMPANY
-----------------
CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
DECEMBER 31, 1995, 1994 AND 1993
--------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Trustees and Policyowners of The Northwestern Mutual Life Insurance Company


In our opinion, the accompanying consolidated statement of financial position and the related consolidated summary of operations, statement of general contingency reserve and statement of cash flows present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles (practices prescribed or permitted by insurance regulatory authorities - see Note 1). These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
January 24, 1996

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                 ----------------------------------------------
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  --------------------------------------------
                                 (In millions)

                             ASSETS
                             ------
                                                    December 31,
                                           --------------------------------
                                              1995               1994
                                           -------------      -------------

 Bonds
    United States Government               $       3,282      $       3,501
    Industrial and other                          22,236             19,232
                                           -------------      -------------

                                                  25,518             22,733
                                           -------------      -------------

 Stocks
    Common                                         2,894              2,192
    Unconsolidated subsidiaries                      531                504
    Preferred                                        546                511
                                           -------------      -------------


                                                   3,971              3,207
                                           -------------      -------------

 Mortgage loans                                    8,429              7,099
 Real estate
    Investment                                     1,294              1,072
    Home office                                      135                141
                                           -------------      -------------


                                                   1,429              1,213
                                           -------------      -------------


 Loans on policies                                 6,476              6,144
 Other investments                                 1,341              1,301
 Cash and temporary investments                      544                803
 Due and accrued investment
  income                                             721                650
                                           -------------      -------------

        Total invested assets                     48,429             43,150
                                           -------------      -------------



 Separate account business                         5,000              3,806
 Other assets                                      1,447              1,156
                                           -------------      -------------

        Total Assets                       $      54,876      $      48,112
                                           =============      =============

LIABILITIES  AND  RESERVES
--------------------------


  Liability for policy benefits
     Insurance and annuity reserves         $      39,545       $      36,124
     Policy benefits left
      for future payments                             972                 866
     Premium deposits                                 427                 419
     Policy benefits in
      process of payment                              137                 138
     Policyowner dividends
      payable                                       2,115               1,950
                                            -------------       -------------


                                                   43,196              39,497
                                            -------------       -------------



  Other liabilities
     Interest maintenance reserve                     281                  11
     Income taxes                                     895                 561
     Miscellaneous                                  1,336                 822
                                            -------------       -------------


                                                    2,512               1,394
                                            -------------       -------------


  Separate account business                         5,000               3,806
                                            -------------       -------------

  Asset valuation reserve                           1,382               1,190
                                            -------------       -------------

         Total liabilities and
           asset valuation reserve                 52,090              45,887
                                            -------------       -------------



  General contingency reserve                       2,786               2,225
                                            -------------       -------------
  Total Liabilities and
     Contingency Reserves                   $      54,876       $      48,112
                                            =============       =============



                   The accompanying notes are an integral
                      part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                 ----------------------------------------------
                       CONSOLIDATED SUMMARY OF OPERATIONS
                       ----------------------------------
                                 (In millions)

                                                                       For the year ended

                                                                         December 31,
                                                            ---------------------------------------------
                                                               1995             1994              1993
                                                            ----------       ----------       -----------
Income
  Premiums                                                  $    6,196       $    5,743       $     5,295
  Net investment income                                          3,673            3,106             2,913
  Policy benefits left with Company
   and other income                                                733              636               570
                                                            ----------       ----------       -----------
      Total income                                              10,602            9,485             8,778
                                                            ----------       ----------       -----------

Disposition of income
  Costs
    Agents' compensation                                           508              492               487
    Other insurance costs                                          398              334               361
    Premium and other taxes or assessments                         120              120               116
                                                            ----------       ----------       -----------
                                                                 1,026              946               964
                                                            ----------       ----------       -----------

  Benefits to policyowners and beneficiaries
    Death benefits                                                 655              609               526
    Matured endowments                                              48               54                44
    Annuity benefits                                                92               94                85
    Disability benefits                                            174              151               126
    Surrender benefits                                           1,375              904               837
    Payments from policy benefits
     left with Company                                             590              568               498
    Net transfers to separate accounts                             236              344               302
    Net additions to policy reserves                             3,506            3,313             3,078
                                                            ----------       ----------       -----------
                                                                 6,676            6,037             5,496
                                                            ----------       ----------       -----------
      Total disposition of income                                7,702            6,983             6,460
                                                            ----------       ----------       -----------

Savings from operations before
 income taxes and dividends                                      2,900            2,502             2,318

Income tax expense                                                 467              281               208
                                                            ----------       ----------       -----------
Savings from operations before dividends                         2,433            2,221             2,110
Policyowner dividends                                            2,111            1,942             1,780
                                                            ----------       ----------       -----------
Net savings from operations                                        322              279               330
Net realized capital gains, less tax
 expense of $98, $85 and $82, respectively                         137              119               180
                                                            ----------       ----------       -----------
Contribution to general contingency
 reserve from operations                                    $      459       $      398       $       510
                                                            ==========       ==========       ===========





                     The accompanying notes are an integral
                       part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                 ----------------------------------------------
             CONSOLIDATED STATEMENT OF GENERAL CONTINGENCY RESERVE
             -----------------------------------------------------
                                 (In millions)



                                                                       For the year ended

                                                                           December 31,
                                                            ---------------------------------------------
                                                               1995             1994             1993
                                                            ----------       ----------       -----------
Beginning of year balance                                   $    2,225       $    2,030       $     1,850

  Contribution to general contingency
   reserve from operations                                         459              398               510

  Net unrealized capital gains (losses)                            373             (242)              (89)

  Change in asset valuation reserve                               (192)              37              (157)

  Other - net                                                      (79)               2               (84)
                                                            ----------       ----------       -----------

End of year balance                                         $    2,786       $    2,225       $     2,030
                                                            ==========       ==========       ===========





                     The accompanying notes are an integral
                       part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                 ----------------------------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (In millions)

                                                                        For the year ended

                                                                           December 31,
                                                            ---------------------------------------------
                                                               1995             1994             1993
                                                            ----------       ----------       -----------
Cash flows from operating activities
  Insurance premiums, annuities and other
   considerations                                           $    6,864       $    6,299       $     5,777
  Net investment income received                                 3,480            3,013             2,813
  Net loans on policies                                           (331)            (297)             (143)
  Benefits paid to policyholders and
   beneficiaries                                                (2,939)          (2,357)           (2,116)
  Net transfers to separate accounts                              (236)            (344)             (302)
  Policyowner dividends paid                                    (1,945)          (1,777)           (1,759)
  Expenses and taxes                                            (1,279)          (1,033)           (1,135)
  Other - net                                                      381               89               (81)
                                                            ----------       ----------       -----------

    Net cash provided by operating
     activities                                                  3,995            3,593             3,054

Cash flows from investing activities
  Proceeds from investments sold or matured
    Bonds                                                       25,317           27,096            20,221
    Stocks                                                       2,465            1,469             1,122
    Mortgage loans                                                 431              512               394
    Real estate                                                     48              164                43
    Other invested assets                                          149              213               132
    Capital gain (tax) benefit                                     (85)              28              (124)
                                                            ----------       ----------       -----------
                                                                28,325           29,482            21,788

  Cost of investments acquired
    Bonds                                                       27,596           29,674            22,393
    Stocks                                                       2,562            1,606             1,288
    Mortgage loans                                               1,883            1,356               970
    Real estate                                                    202                6                46
    Other invested assets                                          336              413               152
                                                            ----------       ----------       -----------
                                                                32,579           33,055            24,849
    Net cash used in investing activities                       (4,254)          (3,573)           (3,061)
                                                            ----------       ----------       -----------
Net (decrease) increase in cash and
 temporary investments                                            (259)              20                (7)
Cash and temporary investments, beginning
 of year                                                           803              783               790
                                                            ----------       ----------       -----------
Cash and temporary investments, end of year                 $      544       $      803       $       783
                                                            ==========       ==========       ===========





                     The accompanying notes are an integral
                       part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                 ----------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 1995, 1994 AND 1993
                        --------------------------------


NOTE 1 - PRINCIPAL ACCOUNTING POLICIES
--------------------------------------

The accompanying consolidated financial statements include the accounts of The Northwestern Mutual Life Insurance Company (the "Company") and its wholly-owned life insurance subsidiary. The Company offers life, annuity and disability income products to the personal, business, estate and tax-qualified markets.

The consolidated financial statements have been prepared using accounting policies prescribed or permitted by the Insurance Departments of the states in which the Company and its subsidiary are domiciled. These policies are considered generally accepted accounting principles for mutual life insurance companies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and
expenses during the reporting period.   Actual results could differ from those
estimates.

In April 1993, the Financial Accounting Standards Board issued Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises," which establishes a different definition of generally accepted accounting principles for mutual life insurance companies. Under the Interpretation, financial statements of mutual life insurance companies for periods beginning after December 15, 1995 which are prepared on the basis of statutory accounting will no longer be characterized as in conformity with generally accepted accounting principles.

In order to continue to present financial statements in accordance with generally accepted accounting principles for general purpose distribution in 1996, the Company is considering presenting its financial statements in accordance with the requirements of the Interpretation. Management believes that financial statements prepared on this basis would result in an increase to its general contingency reserve. The effects of this change in accounting basis would be reported retroactively through restatement beginning with the earliest year presented.

Investments
-----------

The Company's investments are valued on the following bases:

Bonds                                     -  Amortized cost using the interest method; loan-backed and structured securities are amortized using estimated prepayment rates and the prospective adjustment method.
Common Stocks                             -  Market value
Preferred Stocks                          -  Cost
Unconsolidated Subsidiaries               -  Equity in subsidiaries' net assets
Mortgage Loans                            -  Amortized cost
Investment Real Estate                    -  Lower of cost, less depreciation and encumbrances, or estimated net realizable value
Home Office Real Estate                   -  Cost, less depreciation
Loans on Policies                         -  Cost
Other Investments - Joint Ventures        -  Lower of equity in or market value of ventures' net assets

Separate Account Business
-------------------------

This business consists of annuities funded by specific assets held in separate accounts. The assets in these accounts are carried at market value. The policy values reflect the investment performance of the respective accounts.

Insurance, Annuity and Disability Income Reserves
-------------------------------------------------

Life insurance reserves on substantially all policies issued since 1978 are based on the Commissioner's Reserve Valuation Method with interest rates ranging from 3-1/2% to 5-1/2%. Other policy reserves are based primarily on the net level premium method employing various mortality tables at interest rates ranging from 2% to 4-1/2%.

Deferred annuity reserves on policies issued since 1985 are valued using the Commissioner's Annuity Reserve Valuation Method with interest rates ranging from 3-1/2% to 6-1/4%. Other deferred annuity reserves are based on the contract value. Immediate annuity reserves are present values of expected benefit payments at interest rates ranging from 3-1/2% to 7-1/2%.

Active life reserves for disability income ("DI") policies issued since 1987 are primarily based on the two-year preliminary term method using a 4% interest rate and the 1985 Commissioner's Individual Disability Table A ("CIDA") for morbidity. Previous DI business used the net level premium method, using a 3% or 4% interest rate and the 1964 Commissioner's Disability Table for morbidity. Disabled life reserves for DI policies are based on the present values of expected benefit payments using primarily the 1985 CIDA (modified for Company experience in first two years of disability) with interest rates ranging from 3% to 5 1/2%.

Use of these actuarial tables and methods involves estimation of future mortality and morbidity based on past experience. Actual future experience could differ from these estimates.

Interest Maintenance Reserve
----------------------------

The Company is required to maintain an interest maintenance reserve ("IMR"). The IMR establishes a reserve for realized gains and losses, net of tax, resulting from changes in interest rates on short and long-term fixed income investments. Net realized gains and losses charged to the IMR are amortized into investment income over the approximate remaining life of the investment sold.

Asset Valuation Reserve
-----------------------

The Company is also required to maintain an asset valuation reserve ("AVR"). The AVR establishes a reserve for certain invested assets held by the Company. In the aggregate, AVR was 82% and 84% of the allowable maximum at December 31, 1995 and 1994, respectively.

Premium Income
--------------

Life insurance premiums are recognized as income at the beginning of each policy year.

Reinsurance
-----------

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding business to other insurance enterprises or reinsurers under excess coverage and co-insurance contracts. As of December 31, 1995 and 1994, total life insurance inforce approximated $380 billion and $347 billion, respectively, of which approximately $113 billion and $104 billion, respectively, comprised principally of term insurance, had been ceded to various reinsurers. The Company retains a maximum of $10 million of coverage per individual life.

Operating Costs
---------------

Operating costs, including costs of acquiring new policies, are charged to operations as incurred.

Income Taxes
------------

Provisions for income taxes are based on current income tax returns without recognition of deferred taxes due to timing differences. The portion of the federal income tax based on mutual life insurance company equity is reflected as a component of income tax expense, including related adjustments for prior years.

The Company files a consolidated life-nonlife federal income tax return. Federal income tax returns for years through 1988 are closed as to further assessment of taxes. Adequate provision has been made in the financial statements for any additional taxes which may become due with respect to the open years.

The Company's effective tax rate on savings from operations before income tax expense (after dividends) in 1995, 1994 and 1993 was approximately 60%, 50% and 39%, respectively. Two significant factors cause the Company's effective rate to exceed the federal corporate rate of 35%. First, the Company pays a tax that is assessed only on mutual life insurance companies, which is an amount that purports to equate a portion of policyholder dividends with nondeductible dividends paid to shareholders of stock companies. Second, the Company must capitalize and amortize (as opposed to immediately deducting) an amount deemed to represent the cost of acquiring new business ("DAC tax").

Policyowner Dividends
---------------------

Dividends payable in the following year on participating policies are charged to current operations. All life insurance policies issued by the Company are participating.


NOTE 2 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------

The following summarizes the bases used by the Company in estimating its fair value disclosures for financial instruments:

         Bonds and preferred stocks - Fair values are based upon quoted market prices, if available. For securities not actively traded, fair values are estimated using independent pricing services or internally developed pricing models.

         Mortgage loans - Fair values are derived by discounting the future estimated cash flows using current interest rates for debt securities with similar credit risk and maturities, or utilizing net realizable values.

         Loans on policies - The carrying amount reported in the statement of financial position approximates fair value since loans on policies reduce the amount payable at death or at surrender of the contract.

         Cash and temporary investments and due and accrued investment income - The carrying amounts reported in the statement of financial position approximate fair value.

         Annuity reserves (without mortality/morbidity features) - Fair values are derived by discounting the future estimated cash flows using current interest rates with similar maturities.

         Other deposit liabilities - The carrying amounts reported in the statement of financial position approximate fair value.

NOTE 3 - INVESTMENTS
--------------------

Net Investment Income
---------------------

The Company's net investment income for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                                                      1995           1994           1993
                                                                   ---------      ---------      ----------
                                                                                     (In millions)
Interest, dividends, rents, equity
   in unconsolidated subsidiaries'
   earnings and joint venture income                               $   3,952      $   3,395      $    3,215

Less: Investment expenses and
   depreciation                                                         (279)          (289)           (302)
                                                                   ---------      ---------      ----------

Net investment income                                              $   3,673      $   3,106      $    2,913
                                                                   =========      =========      ==========


Realized Gains and Losses
-------------------------

During 1995, 1994 and 1993, the Company, in its normal course of business, sold certain invested assets realizing gains and losses before transfer to the IMR and capital gains tax from such sales as follows:



                               For the year ended             For the year ended             For the year ended
                               December 31, 1995              December 31, 1994              December 31, 1993
                          ----------------------------  ------------------------------  -------------------------------
                                              Net                            Net                             Net
                                              Realized                       Realized                        Realized
                          Realized  Realized  Gains     Realized   Realized  Gains      Realized   Realized  Gains
                          Gains     Losses    (Losses)  Gains      Losses    (Losses)   Gains      Losses    (Losses)
                          --------  --------  --------  ---------  --------  ---------  ---------  --------  ---------
                                                                          (In millions)
Bonds                     $    576  $   (130) $    446  $    171   $  (535)  $   (364)  $    438   $  (133)  $    305
Stocks                         574      (429)      145       499      (291)       208        297       (36)       261
Mortgage loans                   2       (32)      (30)      -         (37)       (37)         1       (12)       (11)
Real estate                     14        (3)       11        16        (7)         9         13        (2)        11
Other invested assets          188       (95)       93       110       (98)        12        100       (54)        46
                          --------  --------  --------  --------   -------   --------   --------   -------   --------
                          $  1,354  $   (689) $    665  $    796   $  (968)  $   (172)  $    849   $  (237)  $    612
                          ========  ========  ========  ========   =======   ========   ========   =======   ========

Debt Securities
---------------

Debt securities consist of all bonds, fixed maturity preferred stocks and short term fixed income investments.

The statement values, which principally represent amortized cost, and estimated market values of the Company's debt securities at December 31, 1995 and 1994 are as follows:

December 31, 1995                                      Reconciliation to Estimated Market Value
-----------------                                 -------------------------------------------------
                                                       Gross           Gross            Estimated
                                 Statement           Unrealized       Unrealized         Market
                                  Value             Appreciation     Depreciation        Value
                                ----------        ---------------   --------------   --------------
                                                                     (In millions)
US Government and
  political obligations         $    3,267        $           296   $           (1)  $        3,562

Mortgage-backed
   securities                        6,734                    336              (12)           7,058

Corporate and other
  debt securities                   15,999                  1,250              (47)          17,202
                                ----------        ---------------   --------------   --------------
                                    26,000                  1,882              (60)          27,822
Preferred stocks                       108                      3               (2)             109
                                ----------        ---------------   --------------   --------------
    Total                       $   26,108        $         1,885   $          (62)  $       27,931
                                ==========        ===============   ==============   ==============

December 31, 1994                                       Reconciliation to Estimated Market Value
-----------------                                    -------------------------------------------------
                                                          Gross           Gross             Estimated
                                  Statement             Unrealized       Unrealized          Market
                                  Value                 Appreciation     Depreciation        Value
                                ----------           ---------------   --------------   --------------
                                                                       (In millions)
US Government and
  political obligations         $    3,334           $            61   $          (41)  $        3,354

Mortgage-backed
   securities                        5,652                        53             (321)           5,384

Corporate and other
  debt securities                   14,488                       203             (515)          14,176
                                ----------           ---------------   --------------   --------------
                                    23,474                       317             (877)          22,914

Preferred stocks                        71                         1               (7)              65
                                ----------           ---------------   --------------   --------------
    Total                       $   23,545           $           318   $         (884)  $       22,979
                                ==========           ===============   ==============   ==============

The amortized cost and estimated market value of debt securities at December 31, 1995 and 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                         December 31, 1995                December 31, 1994
                                                  ------------------------------    -----------------------------
                                                                      Estimated                        Estimated
                                                     Statement         Market         Statement         Market
                                                       Value           Value            Value            Value
                                                  -------------     -----------     ------------     ------------
                                                                             (In millions)
          Due in one year or less                 $         977     $       979     $      1,102     $      1,100

          Due after one year
           through five years                             3,658           3,879            4,491            4,444

          Due after five years
           through ten years                              6,879           7,347            5,787            5,711

          Due after ten years                             7,860           8,668            6,513            6,340
                                                  -------------     -----------     ------------     ------------
                                                         19,374          20,873           17,893           17,595
          Mortgage-backed securities                      6,734           7,058            5,652            5,384
                                                  -------------     -----------     ------------     ------------
                                                  $      26,108     $    27,931     $     23,545     $     22,979
                                                  =============     ===========     ============     ============

The fair value of perpetual preferred stocks as of December 31, 1995 and 1994 approximates $578 million and $440 million, respectively, compared to the statement values of $439 million and $440 million, respectively.

Mortgage Loans
--------------

As of December 31, 1995 and 1994, the mortgage loan portfolio was distributed as follows:

                                                 December 31, 1995                December 31, 1994
                                           ----------------------------    ------------------------------

                                                                  % of                             % of
        Geographic Location                  Statement Value     Total       Statement Value       Total
        -------------------                ------------------   -------    ------------------    --------
                                             (In millions)                   (In millions)
           Middle Atlantic                     $      945          11.2%        $     738            10.4%

           South Atlantic                           2,346          27.8             1,943            27.4

           North Central                            1,560          18.5             1,289            18.2

           South Central                            1,018          12.1               921            13.0

           Pacific Northwest                          454           5.4               355             5.0

           Pacific                                  1,803          21.4             1,531            21.5

           Canada                                     303           3.6               322             4.5
                                               ----------       -------         ---------        --------

                                               $    8,429         100.0%        $   7,099           100.0%
                                               ==========       =======         =========        ========

        Property Type
        -------------

           Retail                              $    2,897          34.4%        $   2,475            34.9%

           Office Building                          2,677          31.8             2,176            30.6

           Residential                              1,804          21.4             1,526            21.5

           Commercial                                 792           9.4               745            10.5

           Other                                      259           3.0               177             2.5
                                               ----------       -------         ---------        --------

                                               $    8,429         100.0%        $   7,099           100.0%
                                               ==========       =======         =========        ========


The fair value of mortgage loans as of December 31, 1995 and 1994 approximates $8,983 million and $6,879 million, respectively. Decreases in current interest rates were a major reason for the increase in fair value relative to statement value in 1995.

Affiliates
----------

The Company has a 19.87% investment in MGIC Investment Corporation ("MGIC"), an affiliate. At December 31, 1995, the Company's investment in MGIC (11.7 million shares) exceeded the statement value by $420 million.

In July 1995, the Company entered into a forward contract with a brokerage firm to deliver 4.4 million to 5.4 million shares of MGIC (or cash) in August 1998 for a price determined by the market value of the MGIC shares at that time in exchange for a fixed cash payment of $247 million ($48 per share). The Company's objective in entering into the forward contract is to hedge against depreciation in the value of its MGIC holdings during the contract period below the initial spot price of $48, while partially participating in appreciation, if any, during the forward contract's duration.

Real Estate
-----------

For real estate and joint venture properties acquired subsequent to December 1990, the Company calculates depreciation using the straight-line method in accordance with guidelines established by the National Association of Insurance Commissioners. For properties acquired prior to December 1990, the Company calculates depreciation using either the straight-line method or the constant-yield method. Home office real estate is depreciated using the straight-line method.

At December 31, 1995 and 1994, investment real estate includes $175 million and $146 million, respectively, of real estate acquired through foreclosure. In 1995, the Company recorded writedowns of $8 million and $28 million for the excess of carrying value over fair value of certain real estate investments and mortgage loans, respectively. Valuation allowances for real estate and mortgage loans with fair values that are less than statement values are adequately covered by normal AVR reserves and by a $90 million special investment reserve established by the Company for real estate, mortgage loans and other invested assets.

Derivative Financial Instruments
--------------------------------

The Company's current utilization of derivative financial instruments is limited. Most of the Company's derivative transactions are used to reduce or modify risks of volatility related to currency or interest rate movements. These hedging strategies use forwards, futures and swaps. At December 31, 1995 and 1994, the Company held foreign currency forward contracts with a notional value of $889 million and $605 million, respectively, as a partial hedge against foreign currency exposure of foreign denominated investments. Changes in the market value of these contracts offset currency gains and losses on the hedged investments. The capital gains or losses are unrealized before contract settlement and realized on settlement. These currency hedges and the MGIC forward contract described above represent most of the

Company's derivative positions. The effect of derivative transactions is not significant to the Company's results from operations or financial position.

NOTE 4 - ANNUITIES AND OTHER DEPOSIT LIABILITIES
------------------------------------------------

The fair value of annuities and other deposit liabilities as of December 31, 1995 and 1994 are as follows:

                                                December 31, 1995                   December 31, 1994
                                          ----------------------------    -------------------------------
                                              Statement        Fair           Statement          Fair
                                               Value            Value          Value              Value
                                           ---------------    ---------    ----------------    ----------
                                                                    (In millions)
        Annuities                            $    2,631       $   2,437        $    2,474      $    2,203

        Other deposit liabilities                   783             783               727             727


NOTE 5 - BENEFIT PLANS
----------------------

The Company maintains non-contributory defined benefit retirement plans for all eligible employees and agents as well as a 401(k) plan for eligible employees and a non-contributory defined contribution plan for all full-time agents. These plans are funded currently and plan assets of $1,152 million at December 31, 1995 are primarily included in the separate accounts of the Company. In 1995, the Company made a contribution of $13 million to the employee retirement plan; as of January 1, 1995, the most recent actuarial valuation date available, the defined benefit plans were fully funded.

In addition to pension benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company.

Postretirement benefit expenses, which includes the expected cost of postretirement benefits for newly eligible and vested employees and interest costs, were $7 million, $7 million and $9 million for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, the unfunded postretirement benefit obligation for retirees and other fully eligible or vested employees was $49 million and $47 million, respectively.
The estimated postretirement benefit obligation for active non-vested employees was $46 million and $44 million at December 31, 1995 and 1994, respectively. The discount rate used to determine the postretirement benefit obligation was 7% and the health care cost trend rate was 12% in 1995, declining by 1% per year to an ultimate rate of 5% over 7 years. If the health care cost trend rate assumptions were increased by 1%, the postretirement benefit obligation as of December 31, 1995 would be increased by $6 million.

At December 31, 1995 and 1994, plan assets attributable to postretirement health care benefits totaled $31 million and $25 million, respectively.

NOTE 6 - REINSURANCE
--------------------

The amounts shown in the accompanying consolidated financial statements are net of reinsurance activity. The effect of reinsurance on premiums and benefits for the years ended December 31, 1995, 1994 and 1993 are as follows (in millions):

                                                                      1995            1994           1993
                                                                  -----------      -----------    ----------
        Direct premiums                                           $    6,452       $    5,977     $    5,508
        Reinsurance ceded                                               (256)            (234)          (213)
                                                                  ----------       ----------     ----------

        Net premiums                                              $    6,196       $    5,743     $    5,295
                                                                  ==========       ==========     ==========

        Benefits to policyholders and beneficiaries               $    6,818       $    6,178     $    5,600
        Reinsurance recoveries                                          (142)            (141)          (104)
                                                                  ----------       ----------     ----------

        Net benefits to policyholders and beneficiaries           $    6,676       $    6,037     $    5,496
                                                                  ==========       ==========     ==========


In addition, during 1995, 1994 and 1993, the Company received credits of $67 million, $63 million and $59 million, respectively, from reinsurers representing reimbursements of commissions and other expenses. These credits are included in other income in the consolidated summary of operations.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.


NOTE 7 - CONTINGENCIES
----------------------

In the normal course of business, the Company enters into transactions to reduce its exposure to fluctuations in interest rates and market volatility. These instruments may involve credit risk and may also be subject to risk of loss due to interest rate fluctuations.

The Company has guaranteed certain obligations of its affiliates. These guarantees totaled approximately $126 million and $83 million at December 31, 1995 and 1994, respectively, and are generally supported by the underlying net asset values of the affiliates.

The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, any losses resulting from such actions would not have a material effect on the Company's financial condition.

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

                                   EXHIBIT I

Reference is made to a form of deferred compensation agreement filed as Exhibit B-2 with Form 10-K for 1970 and The Northwestern Mutual Employee Savings Plan filed as Exhibit II for 1985. Pursuant to such contracts the following amounts were deferred in 1995:

                 Executive Officers
                 ------------------
                 James D. Ericson                             218,740
                 Robert E. Carlson                            169,740
                 Walt J. Wojcik                               171,915
                 Mason G. Ross                                 70,400
                 Frederic H. Sweet                             19,080
                 James F. Reiskytl                             21,900
                 Richard L. Hall                               31,590
                 Madonna M. Hostetter                          14,640
                 Gary E. Long                                  53,202
                 Donald L. Mellish                            104,563
                 Deborah A. Beck                               37,740
                 Edward J. Zore                                74,740
                 Dennis Tamcsin                                50,740
                 Peter W. Bruce                                53,740
                 Mark G. Doll                                  50,240
                 John M. Bremer                                94,740
                 James W. Ehrenstrom                           63,650
                 William C. Koenig                             18,360
                 Leonard F. Stecklein                          76,740
                 Martha M. Valerio                             82,628
                 Virgil Renne, Jr.                             16,900
                 W. Ward White                                 56,650
                 Barbara F. Piehler                            79,110
                 Casey J. Sylla                                14,191
                 Thomas E. Dyer                                37,380
                 Steven T. Catlett                             13,399
                 Gregory C. Oberland                           13,740
                 Susan A. Lueger                               32,105
                 Ralph A. Pelton                              154,688
                 Meridee J. Maynard                            62,402
                 William H. Beckley                             4,568


                 Trustees
                 --------
                 Stephen F. Keller                             37,500
                 R. Quintus Anderson                           41,500
                 Jake E. Gallegos                              40,000
                 Patricia Albjerg Graham                       40,750
                 Richard H. Holton                             40,000
                 Robert C. Buchanan                            34,900
                 Edward E. Barr                                34,500
                 Sherwood H. Smith, Jr.                        40,750
                 John J. Stollenwerk                           69,400
                 Herman M. Sizemore                            40,000
                 George A. Dickerman                           40,000
                 John E. Steuri                                41,000

                                                           $2,464,521
                                                           ==========

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE NORTHWESTERN MUTUAL LIFE
                                            INSURANCE COMPANY
                                               (Registrant)




                    By       James D. Ericson
                             ---------------------------------------------
                             James D. Ericson
                             President and Chief Executive Officer


                    By       Gary E. Long
                             ---------------------------------------------
                             Gary E. Long
                             Vice President and Controller

Date:  March 20, 1996
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                 Title
                                                                 -----
 James D. Ericson                                                Trustee, President and Chief Executive Officer
 --------------------------------------------------
 James D. Ericson


                                                            Dated March 20, 1996

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

                             SIGNATURES (continued)


R. QUINTUS ANDERSON*                        Trustee
------------------------------------------
R. Quintus Anderson


EDWARD E. BARR                              Trustee
------------------------------------------
Edward E. Barr


GORDON T. BEAHAM, III*                      Trustee
------------------------------------------
Gordon T. Beaham, III


FRANK H. BERTSCH*                           Trustee
------------------------------------------
Frank H. Bertsch


ROBERT C. BUCHANAN*                         Trustee
------------------------------------------
Robert C. Buchanan


ROBERT E. CARLSON*                          Trustee
------------------------------------------
Robert E. Carlson


GEORGE A. DICKERMAN*                        Trustee
------------------------------------------
George A. Dickerman


THOMAS I. DOLAN*                            Trustee
------------------------------------------
Thomas I. Dolan


PIERRE S. DU PONT, IV*                      Trustee                                                          Dated March 20, 1996
------------------------------------------
Pierre S. Du Pont, IV


JAMES D. ERICSON*                           Trustee
------------------------------------------
James D. Ericson


J. E. GALLEGOS*                             Trustee
------------------------------------------
J. E. Gallegos


PATRICIA ALBJERG GRAHAM*                    Trustee
------------------------------------------
Patricia Albjerg Graham

                 The Northwestern Mutual Life Insurance Company
                 ----------------------------------------------
                                   Form 10-K
                                   ---------

                             SIGNATURES (continued)


RICHARD H. HOLTON*                          Trustee
------------------------------------------
Richard H. Holton


STEPHEN F. KELLER*                          Trustee
------------------------------------------
Stephen F. Keller


J. THOMAS LEWIS*                            Trustee
------------------------------------------
J. Thomas Lewis


FRED G. LUBER*                              Trustee
------------------------------------------
Fred G. Luber


DANIEL F. McKEITHAN, JR.*                   Trustee
------------------------------------------
Daniel F. McKeithan, Jr.


GUY A. OSBORN                               Trustee
------------------------------------------
Guy A. Osborn


DONALD J. SCHUENKE*                         Trustee                                                          Dated March 20, 1996
------------------------------------------
Donald J. Schuenke


H. MASON SIZEMORE, JR.                      Trustee
------------------------------------------
H. Mason Sizemore, Jr.


HAROLD B. SMITH*                            Trustee
------------------------------------------
Harold B. Smith


SHERWOOD H. SMITH, JR.*                     Trustee
------------------------------------------
Sherwood H. Smith, Jr.


JOHN J. STOLLENWERK*                        Trustee
------------------------------------------
John J. Stollenwerk


BARRY L. WILLIAMS*                          Trustee
------------------------------------------
Barry L. Williams


KATHRYN D. WRISTON*                         Trustee
------------------------------------------
Kathryn D. Wriston


*By JAMES D. ERICSON*
    --------------------------------------
    James D. Ericson, Attorney in fact,
    pursuant to the Power of Attorney
    attached hereto