Form 10-K
period 1997-12-31
NORTHWESTERN MUTUAL LIFE INSURANCE CO
filed 1998-07-14
CIK 73076

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997 Commission file numbers 2-64683, 2-94234 and 2-89905.

                THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


               Wisconsin                             39-0509570
----------------------------------------  ---------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)
       720 East Wisconsin Avenue

          Milwaukee, Wisconsin                          53202
----------------------------------------  ---------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   414/271-1444
                                                     ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
          Title of each class                     which registered
         ---------------------                ------------------------
                  None                                  None

        Securities registered pursuant to Section 23(g) of the Act:

                                   None
                                   ----

     "Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No     ."
                                               -----       ----

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

                                      None

                     "DOCUMENTS INCORPORATED BY REFERENCE"
                                      None

                    This Form 10-K report contains 66 pages.

                    The Exhibit Index is located on page 42.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


                                     PART I

Item 1. Business

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

            (c)   Description of business.

                  The Registrant is the fifth largest life insurance company in the United States with total assets in excess of $71 billion on December 31, 1997.

                  The Registrant's principal products are life insurance contracts distributed by approximately 6,000 full-time producing agents. Sales of life insurance contracts as a percentage of total sales is as follows:


                           1997         81.43%
                           1996         80.78%
                           1995         81.22%
                           1994         80.60%
                           1993         82.44%
                           1992         81.44%
                           1991         81.11%
                           1990         82.64%
                           1989         83.12%
                           1988         84.18%


                  As of December 31, 1997, the Registrant had 3,818 employees.

            (d)   Not applicable.



Item 2.  Properties

             The principal properties used in the business are located at 720 East Wisconsin Avenue and 818 East Mason Street, Milwaukee, Wisconsin. The properties, which house the Registrant's home office, include approximately three and one-half square blocks improved with three office buildings and a parking structure. Title to land and buildings is held in fee.


                              Item 3 is on page 3.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 3. Legal Proceedings

            The Northwestern Mutual Life Insurance Company is engaged in litigation of various kinds, which in its judgment is not of material importance in relation to its total assets. The litigation includes various administrative or judicial proceedings, relating to investments of the Registrant, arising under Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. The Registrant believes that these proceedings, singly and in the aggregate, are not material. In addition, NML Variable Annuity Accounts A and C are not engaged in any litigation which is considered material to their total assets.

Item 4. Submission of Matters to a Vote of Security Holders

            (a) Not applicable. The Registrant is a mutual life insurance company and has no stockholders as such.

            (b)  Not applicable.

            (c)  Not applicable.

            (d)  Not applicable.



                              Item 5 is on page 4.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters

            (a) Not applicable. The Registrant is a mutual life insurance company and has no equity securities or stockholders as such.

            (b)  Not applicable.

            (c)  Not applicable.



                              Item 6 is on page 5.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

Item 6.    Selected Financial Data

           Results of Operations for NML Variable Annuity Account A for each of the five years ending December 31, follows:

                                                                             1997           1996           1995            1994
                                                                        ------------   ------------   ------------    ------------
Investment Income

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Aggressive Growth Stock Portfolio ............................   $  5,046,819   $  2,456,762   $    256,787   $    248,438

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       International Equity Portfolio ...............................      1,627,765      1,820,972        217,966        853,704

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Growth Stock Portfolio .......................................        769,950        379,453        128,854         18,971##

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Growth and Income Stock Portfolio ............................      5,154,785      1,206,606        465,091         53,075##

     Dividend Income from Northwestern Mutual Series Fund, Inc. Index
       500 Stock Portfolio ..........................................      3,229,605      1,906,168        522,842      2,155,181

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Balanced Portfolio ...........................................     13,244,993     14,325,426      8,146,698     33,071,685

     Dividend Income from Northwestern Mutual Series Fund, Inc. High
       Yield Bond Portfolio .........................................      1,418,106        473,729        199,805         68,840##

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Select Bond Portfolio ........................................      1,556,695        906,892        652,667      2,990,731

     Dividend Income from Northwestern Mutual Series Fund, Inc. Money
       Market Portfolio .............................................      1,203,410      1,024,534      1,119,254        708,559

     Dividend Income from Northwestern Mutual Capital
       Appreciation Stock Fund, Inc. ................................             NA             NA             NA             NA
                                                                        ------------   ------------   ------------   ------------

       Total Income .................................................     33,252,128     24,500,542     11,709,964     40,169,184



     Annuity Rate and Expense Guarantees ............................      7,048,888      5,783,739      5,072,064      4,466,142
                                                                        ------------   ------------   ------------   ------------

     Net Investment Income ..........................................   $ 26,203,240   $ 18,716,803   $  6,637,900   $ 35,703,042
                                                                        ============   ============   ============   ============


Realized and Unrealized Gain (Loss) on Investments

     Realized Gain on Investments ...................................   $ 23,135,675   $ 13,967,988   $ 13,141,169   $  1,687,702

     Unrealized Appreciation (Depreciation) of Investments During the
       Year .........................................................     56,364,111     33,051,905     76,916,515    (39,969,923)
                                                                        ------------   ------------   ------------   ------------

     Net Gain (Loss) on Investments .................................   $ 79,499,786   $ 47,019,893   $ 90,057,684   ($38,282,221)
                                                                        ============   ============   ============   ============



                                                                             1993
                                                                        ------------
     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Aggressive Growth Stock Portfolio ............................   $    359,370
     Dividend Income from Northwestern Mutual Series Fund, Inc.
       International Equity Portfolio ...............................         97,043#

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Growth Stock Portfolio .......................................             NA

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Growth and Income Stock Portfolio ............................             NA

     Dividend Income from Northwestern Mutual Series Fund, Inc. Index
       500 Stock Portfolio ..........................................        256,688

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Balanced Portfolio ...........................................     13,161,961

     Dividend Income from Northwestern Mutual Series Fund, Inc. High
       Yield Bond Portfolio .........................................             NA

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Select Bond Portfolio ........................................      1,423,472

     Dividend Income from Northwestern Mutual Series Fund, Inc. Money
       Market Portfolio .............................................        520,596

     Dividend Income from Northwestern Mutual Capital
       Appreciation Stock Fund, Inc. ................................        976,621**
                                                                        ------------

       Total Income .................................................     16,795,751



     Annuity Rate and Expense Guarantees ............................      4,074,129
                                                                        ------------

     Net Investment Income ..........................................   $  2,721,622
                                                                        ============

Realized and Unrealized Gain (Loss) on Investments

     Realized Gain on Investments ...................................   $  2,347,432

     Unrealized Appreciation (Depreciation) of Investments During the
       Year .........................................................     14,612,044
                                                                        ------------

     Net Gain (Loss) on Investments .................................   $ 16,959,476
                                                                        ============




**   Represents operations through April 29, 1993.
 #   Commenced operations on April 30, 1993.
##   Commenced operations on May 3, 1994.

                See Notes to Financial Statements on page 22-23.
                                                                               5

          Changes in Equity for NML Variable Annuity Account A for each of the five years ending December 31, follows:

                                                                          1997             1996              1995
                                                                      -------------    -------------    --------------
From Investment Activities
     Net Investment Income ........................................   $  26,203,240    $  18,716,803    $   6,637,900

     Net Realized Gain on Investments .............................      23,135,675       13,967,988       13,141,169

     Net Change in Unrealized Appreciation (Depreciation) of
       Investments ................................................      56,364,111       33,051,905       76,916,515
                                                                      -------------    -------------    -------------

              Increase (Decrease) in Equity Derived from Investment
                Activities ........................................     105,703,026       65,736,696       96,695,584
                                                                      -------------    -------------    -------------

From Equity Transactions

     Contract Owners' Net Payments ................................      61,964,558       65,169,358       49,124,853

     Annuity Payments .............................................      (1,046,956)        (830,996)        (610,983)

     Surrenders and Other (Net) ...................................     (65,746,579)     (52,376,445)     (62,309,189)
                                                                      -------------    -------------    -------------

              Increase (Decrease) in Equity Derived from Equity
                Transactions ......................................      (4,828,977)      11,961,917      (13,795,319)
                                                                      -------------    -------------    -------------

Net Increase (Decrease) in Equity .................................     100,874,049       77,698,613       82,900,265

Equity, Beginning of Year .........................................     547,520,040      469,821,427      386,921,162
                                                                      -------------    -------------    -------------

Equity, End of Year ...............................................   $ 648,394,089    $ 547,520,040    $ 469,821,427
                                                                      =============    =============    =============



                                                                          1994              1993
                                                                      -------------    -------------
From Investment Activities
     Net Investment Income ........................................   $  35,703,042    $  12,721,622

     Net Realized Gain on Investments .............................       1,687,702        2,347,432

     Net Change in Unrealized Appreciation (Depreciation) of
       Investments ................................................     (39,969,923)      14,612,044
                                                                      -------------    -------------

              Increase (Decrease) in Equity Derived from Investment
                Activities ........................................      (2,579,179)      29,681,098
                                                                      -------------    -------------

From Equity Transactions

     Contract Owners' Net Payments ................................      52,262,816       51,044,522

     Annuity Payments .............................................        (603,158)        (522,956)

     Surrenders and Other (Net) ...................................     (33,008,630)     (33,141,406)
                                                                      -------------    -------------

              Increase (Decrease) in Equity Derived from Equity
                Transactions ......................................      18,651,028       17,380,160
                                                                      -------------    -------------

Net Increase (Decrease) in Equity .................................      16,071,849       47,061,258

Equity, Beginning of Year .........................................     370,849,313      323,788,055
                                                                      -------------    -------------

Equity, End of Year ...............................................   $ 386,921,162    $ 370,849,313
                                                                      =============    =============


                See Notes to Financial Statements on page 22-23.

          Total Assets of NML Variable Annuity Account A for each of the five following years at December 31, follows:

                                                                             1997         1996             1995
                                                                        -------------  ------------    ------------
Assets
     Investments at Market Value:

         Northwestern Mutual Series Fund, Inc. Aggressive Growth
           Stock Portfolio ..........................................   $ 89,428,723   $ 78,087,972   $ 56,491,009

         Northwestern Mutual Series Fund, Inc. International Equity
           Portfolio ................................................     50,148,435     41,497,787     31,789,148

         Northwestern Mutual Series Fund, Inc. Growth Stock
           Portfolio ................................................     17,260,514      9,523,179      4,284,669

         Northwestern Mutual Series Fund, Inc. Growth and Income
           Stock Portfolio ..........................................     23,575,574     13,199,558      7,891,655

         Northwestern Mutual Series Fund, Inc. Index 500 Stock
           Portfolio ................................................    111,140,823     80,917,025     62,391,687


         Northwestern Mutual Series Fund, Inc. Balanced Portfolio....    302,749,909    270,745,111    257,867,967

         Northwestern Mutual Series Fund, Inc. High Yield Bond
           Portfolio ................................................      8,743,385      4,907,490      2,060,076

         Northwestern Mutual Series Fund, Inc. Select Bond
           Portfolio ................................................     25,252,973     26,648,961     25,742,752


         Northwestern Mutual Series Fund, Inc. Money Market Portfolio     21,586,115     23,380,205     21,556,895

Due from NML Insurance Company ......................................        322,747        123,152        491,572

Due from Sale of Fund Shares ........................................      1,555,441        387,086         78,037
                                                                        ------------   ------------   ------------

           Total Assets .............................................   $651,764,639   $549,417,526   $470,645,467
                                                                        ============   ============   ============




                                                                            1994           1993
                                                                        ------------   ------------
         Northwestern Mutual Series Fund, Inc. Aggressive Growth
           Stock Portfolio ..........................................   $ 36,256,480   $ 22,946,546

         Northwestern Mutual Series Fund, Inc. International Equity
           Portfolio ................................................     28,832,978     11,844,559#

         Northwestern Mutual Series Fund, Inc. Growth Stock
           Portfolio ................................................      1,397,703##           NA

         Northwestern Mutual Series Fund, Inc. Growth and Income
           Stock Portfolio ..........................................      3,282,764##           NA

         Northwestern Mutual Series Fund, Inc. Index 500 Stock
           Portfolio ................................................     43,545,408     43,534,827

         Northwestern Mutual Series Fund, Inc. Balanced Portfolio....    230,871,659    252,635,446
         Northwestern Mutual Series Fund, Inc. High Yield Bond
           Portfolio ................................................      1,242,382##           NA

         Northwestern Mutual Series Fund, Inc. Select Bond
           Portfolio ................................................     22,258,901     24,004,669

         Northwestern Mutual Series Fund, Inc. Money Market
           Portfolio.................................................     20,120,832     17,036,899
Due from NML Insurance Company ......................................        179,152        182,546

Due from Sale of Fund Shares ........................................        319,392        418,356
                                                                        ------------   ------------

           Total Assets .............................................   $388,307,651   $372,603,848
                                                                        ============   ============



#    Commenced operations on April 30, 1993.
##   Commenced operations on May 3, 1994.


                See Notes to Financial Statements on page 22-23.

     Results of Operations for NML Variable Annuity Account C for each of the five years ending December 31, follows:

                                                                           1997           1996            1995
                                                                       ------------   ------------   --------------
Investment Income

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Aggressive Growth Stock Portfolio ...........................   $  6,049,655   $  2,574,462   $    242,583

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       International Equity Portfolio ..............................      1,945,549      1,805,160        190,138

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Growth Stock Portfolio ......................................        712,380        366,920         59,271

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Growth and Income Stock Portfolio ...........................      5,940,640      1,146,200        276,923

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Index 500 Stock Portfolio ...................................      3,755,769      2,082,261        544,553

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Balanced Portfolio ..........................................      6,460,653      7,534,370      4,212,478

     Dividend Income from Northwestern Mutual Series Fund, Inc. High
       Yield Bond Portfolio ........................................      1,028,027        309,003         55,220

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Select Bond Portfolio .......................................      1,057,558        566,451        395,357

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Money Market Portfolio ......................................        738,932        609,543        494,253

     Dividend Income from Northwestern Mutual Capital Appreciation
       Stock Fund, Inc. ............................................             NA             NA             NA
                                                                       ------------   ------------   ------------

                  Total Income .....................................     27,689,163     16,994,370      6,470,776

     Annuity Rate and Expense Guarantees ...........................      2,501,975      1,738,625        856,764
                                                                       ------------   ------------   ------------

     Net Investment Income .........................................   $ 25,187,188   $ 15,255,745   $  5,614,012
                                                                       ============   ============   ============

Realized and Unrealized Gain (Loss) on Investments

     Realized Gain on Investments ..................................   $ 18,686,284   $  8,855,390   $  9,884,364

     Unrealized Appreciation (Depreciation) of Investments During
       the Year ....................................................     44,241,434     29,832,124     53,407,857
                                                                       ------------   ------------   ------------

     Net Gain (Loss) on Investments ................................   $ 62,927,718   $ 38,687,514   $ 63,292,221
                                                                       ============   ============   ============



                                                                            1994            1993
                                                                       ------------    -------------
     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Aggressive Growth Stock Portfolio ...........................   $    232,345    $    342,725

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       International Equity Portfolio ..............................        703,931          26,336#

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Growth Stock Portfolio ......................................          4,518##            NA

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Growth and Income Stock Portfolio ...........................         19,233##            NA

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Index 500 Stock Portfolio ...................................      2,226,240         260,710

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Balanced Portfolio ..........................................     17,046,665       6,769,160

     Dividend Income from Northwestern Mutual Series Fund, Inc. High
       Yield Bond Portfolio ........................................         11,456 ##           NA

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Select Bond Portfolio .......................................      1,874,182         813,051

     Dividend Income from Northwestern Mutual Series Fund, Inc.
       Money Market Portfolio ......................................        443,639         269,586

     Dividend Income from Northwestern Mutual Capital Appreciation
       Stock Fund, Inc. ............................................             NA       1,078,208 **
                                                                       ------------    ------------

                  Total Income .....................................     22,562,209       9,559,776

     Annuity Rate and Expense Guarantees ...........................        509,648         235,930
                                                                       ------------    ------------

     Net Investment Income .........................................   $ 22,052,561    $  9,323,846
                                                                       ============    ============

Realized and Unrealized Gain (Loss) on Investments

     Realized Gain on Investments ..................................   $  5,949,795    $  3,670,743

     Unrealized Appreciation (Depreciation) of Investments During
       the Year ....................................................    (27,055,878)      7,227,689
                                                                       ------------    ------------

     Net Gain (Loss) on Investments ................................   $(21,106,083)   $ 10,898,432
                                                                       ============    ============




**   Represents operations through April 29, 1993.
 #   Commenced operations on April 30, 1993.
##   Commenced operations on May 3, 1994.


                See Notes to Financial Statements on page 31-32.

     Changes in Equity for NML Variable Annuity Account C for each of the five years ending December 31, follows:

                                                                             1997             1996              1995
                                                                         ------------    -------------     -------------
From Investment Activities

     Net Investment Income ..........................................   $  25,187,188    $  15,255,745    $   5,614,012

     Net Realized Gain (Loss) on Investments ........................      18,686,284        8,855,390        9,884,364

     Net Change in Unrealized Appreciation (Depreciation) of
       Investments ..................................................      44,241,434       29,832,124       53,407,857
                                                                        -------------    -------------    -------------


           Increase in Equity Derived from Investment Activities ...       88,114,906       53,943,259       68,906,233
                                                                        -------------    -------------    -------------
From Equity Transactions

     Contract Owners' Net Payments ..................................      91,195,224       89,650,916       59,390,267

     Surrenders and Other (Net) .....................................     (57,974,180)     (34,747,640)      60,872,729
                                                                        -------------    -------------    -------------


           Increase in Equity Derived from Equity Transactions.......      33,221,044       54,903,276       (1,482,462)
                                                                        -------------    -------------    -------------
Net Increase in Equity ..............................................     121,335,950      108,846,535       67,423,771

Equity, Beginning of Year ...........................................     426,652,573      317,806,038      250,382,267
                                                                        -------------    -------------    -------------

Equity, End of Year .................................................   $ 547,988,523    $ 426,652,573    $ 317,806,038
                                                                        =============    =============    =============


                                                                             1994               1993
                                                                        -------------     -------------
From Investment Activities

     Net Investment Income ..........................................   $  22,052,561    $   9,323,846

     Net Realized Gain (Loss) on Investments ........................       5,949,795        3,670,743

     Net Change in Unrealized Appreciation (Depreciation) of
       Investments ..................................................     (27,055,878)       7,227,689
                                                                        -------------    -------------


           Increase in Equity Derived from Investment Activities ...          946,478       20,222,278
                                                                        -------------    -------------
From Equity Transactions

     Contract Owners' Net Payments ..................................      48,709,729       39,748,661

     Surrenders and Other (Net) .....................................     (26,720,946)     (22,334,176)
                                                                        -------------    -------------

              Increase in Equity Derived from Equity Transactions ...
                                                                           21,988,783       17,414,485
                                                                        -------------    -------------
Net Increase in Equity ..............................................      22,935,261       37,636,763

Equity, Beginning of Year ...........................................     227,447,006      189,810,243
                                                                        -------------    -------------

Equity, End of Year .................................................   $ 250,382,267    $ 227,447,006
                                                                        =============    =============





                See Notes to Financial Statements on page 31-32.

     Total Assets of NML Variable Annuity Account C for each of the five following years at December 31, follows:

                                                                            1997           1996             1995
                                                                        ------------   ------------    ------------
Assets
    Investments at Market Value:

     Northwestern Mutual Series Fund, Inc. Aggressive Growth Stock
       Portfolio ....................................................   $111,586,520   $ 95,276,983   $ 57,421,016

     Northwestern Mutual Series Fund, Inc. International Equity
       Portfolio ....................................................     63,877,146     49,461,520     30,039,223


     Northwestern Mutual Series Fund, Inc. Growth Stock Portfolio ...     15,850,257      9,734,427      2,084,697

     Northwestern Mutual Series Fund, Inc. Growth and Income Stock
       Portfolio ....................................................     27,484,626     13,034,961      4,888,505

     Northwestern Mutual Series Fund, Inc. Index 500 Stock
       Portfolio ....................................................    133,927,705     93,249,123     64,560,752

     Northwestern Mutual Series Fund, Inc. Balanced
       Portfolio.....................................................    153,733,599    131,324,909    132,469,239

     Northwestern Mutual Series Fund, Inc. High Yield Bond
       Portfolio.....................................................      6,568,438      2,983,258        736,774

     Northwestern Mutual Series Fund, Inc. Select Bond
       Portfolio.....................................................     18,059,926     17,803,016     16,281,140

     Northwestern Mutual Series Fund, Inc. Money Market
       Portfolio ....................................................     16,900,306     13,784,374      9,324,692

Due from NML Insurance Company ......................................        196,511      1,662,368        808,493

Due from Sale of Fund Shares ........................................      2,927,350         52,909             36
                                                                        ------------   ------------   ------------

                  Total Assets ......................................   $551,112,384   $428,367,848   $318,614,567
                                                                        ============   ============   ============



                                                                             1994         1993
                                                                        ------------   ------------
Assets
    Investments at Market Value:

     Northwestern Mutual Series Fund, Inc. Aggressive Growth Stock
       Portfolio ....................................................   $ 33,266,862   $ 21,836,950

     Northwestern Mutual Series Fund, Inc. International Equity
       Portfolio ....................................................     24,647,586      3,183,126#

     Northwestern Mutual Series Fund, Inc. Growth Stock
       Portfolio ....................................................        329,792##           NA

     Northwestern Mutual Series Fund, Inc. Growth and Income Stock
       Portfolio ....................................................      1,159,187##           NA

     Northwestern Mutual Series Fund, Inc. Index 500 Stock
       Portfolio ....................................................     45,552,429     45,850,766

     Northwestern Mutual Series Fund, Inc. Balanced
       Portfolio ....................................................    119,452,506    131,574,218

     Northwestern Mutual Series Fund, Inc. High Yield Bond
       Portfolio ....................................................        201,656##           NA

     Northwestern Mutual Series Fund, Inc. Select Bond
       Portfolio ....................................................     14,262,125     15,071,860

     Northwestern Mutual Series Fund, Inc. Money Market
       Portfolio ....................................................     11,510,121      9,930,082

Due from NML Insurance Company ......................................        279,107         35,475

Due from Sale of Fund Shares ........................................         79,226        145,027
                                                                        ------------   ------------

                  Total Assets ......................................   $250,740,600   $227,627,504
                                                                        ============   ============



 #   Commenced operations on April 30, 1993.
##   Commenced operations on May 3, 1994.

                See Notes to Financial Statements on page 31-32.


                             Item 7 is on page 11.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          (a)   Liquidity

                The assets of the Northwestern Mutual Life Insurance Company Variable Annuity Account A and C are invested solely in shares of Northwestern Mutual Series Fund, Inc. Index 500 Stock Portfolio, Northwestern Mutual Series Fund, Inc. Aggressive Growth Stock Portfolio, Northwestern Mutual Series Fund, Inc. International Equity Portfolio, Northwestern Mutual Series Fund, Inc. Select Bond Portfolio, Northwestern Mutual Series Fund, Inc. Growth and Income Stock Portfolio, and Northwestern Mutual Series Fund, Inc. High Yield Bond Portfolio (the "Funds"). The Funds are open-end investment companies registered under the Investment Act of 1940. In order to pay annuity benefits and expenses, the Accounts redeem shares in these Funds. The Registrant's liquidity is not expected to change in a material way.

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

          (c)   Results of Operations

                        NML Variable Annuity Account A

          Accumulation Unit Values
          Contracts Issued Prior to December 17, 1981:


         Division               12/31/97   % of Change  12/31/96   % of Change  12/31/95
         --------               ---------  -----------  ---------  -----------  ---------
         Agressive Growth
         Stock................. $3.714008       13.02%  $3.286265       16.82%  $2.813200
         International Equity..  1.871861       11.44    1.679665       20.11    1.398467
         Growth Stock..........  2.027359       28.89    1.572985       20.00    1.310823
         Growth and Income
         Stock.................  1.994748       29.06    1.545596       19.07    1.298065
         Index 500 Stock.......  3.289255       32.21    2.487952       21.83    2.042204
         Balanced..............  6.248153       20.61    5.180408       12.60    4.600659
         High Yield Bond.......  1.624115       14.99    1.412413       18.87    1.188188
         Select Bond...........  7.263164        8.65    6.685035        2.54    6.519655
         Money Market..........  2.529098        4.69    2.415898        4.49    2.311989

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 7.  (continued)

         Accumulation Unit Values
         Contracts Issued After December 16, 1981 and Prior to March 31, 1995:



          Division                       12/31/97   % of Change  12/31/96   % of Change  12/31/95
          --------                       ---------  -----------  ---------  -----------  ---------
          Aggressive Growth
          Stock......................... $3.585281       12.45%  $3.188266       16.23%  $2.743106
          International Equity..........  1.828649       10.89    1.649102       19.50    1.379966
          Growth Stock..................  1.990509       28.24    1.552125       19.40    1.299976
          Growth and Income
          Stock.........................  1.958555       28.42    1.525144       18.47    1.287355
          Index 500 Stock...............  3.175298       31.55    2.413788       21.21    1.991330
          Balanced......................  5.767570       20.01    4.805896       12.04    4.289623
          High Yield Bond...............  1.594619       14.42    1.393713       18.27    1.178371
          Select Bond...................  6.703164        8.11    6.200523        2.02    6.077689
          Money Market..................  2.334748        4.16    2.241420        3.97    2.155845

          Accumulation Unit Values
          Contracts Issued On or After March 31, 1995:
          Front Load Version


          Division                      12/31/97   % of Change  12/31/96   % of Change  12/31/95
          --------                      ---------  -----------  ---------  -----------  ---------
          Aggressive  Growth
          Stock........................ $1.735135       13.41%  $1.529999       17.22%  $1.305186
          International Equity.........  1.537080       11.83    1.374484       20.53    1.140398
          Growth Stock.................  1.882500       29.33    1.455537       20.42    1.208718
          Growth and Income
          Stock........................  1.851666       29.51    1.429760       19.49    1.196596
          Index 500 Stock..............  2.025922       32.67    1.527085       22.25    1.249114
          Balanced.....................  1.615054       21.03    1.334426       13.00    1.180953
          High Yield Bond..............  1.530051       15.39    1.326020       19.29    1.111614
          Select Bond..................  1.266282        9.03    1.161454        2.90    1.128765
          Money Market.................  1.145720        5.05    1.090643        4.86    1.040089

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 7.  (continued)

         Accumulation Unit Values
         Contracts Issued On or After March 31, 1995:
         Back Load Version



          Division                12/31/97     % of Change     12/31/96    % of Change  12/31/95
          --------              ------------  -------------  ------------  -----------  ---------
          Aggressive  Growth
          Stock................ $   3.585281         12.45%  $   3.188266       16.23%  $2.743106
          International Equity.     1.828649         10.89       1.649102       19.50    1.379966
          Growth Stock.........     1.990509         28.24       1.552125       19.40    1.299976
          Growth and Income
          Stock................     1.958555         28.42       1.525144       18.47    1.287355
          Index 500 Stock......     3.175298         31.55       2.413788       21.21    1.991330
          Balanced.............     5.767570         20.01       4.805896       12.04    4.289623
          High Yield Bond......     1.594619         14.42       1.393713       18.27    1.178371
          Select Bond..........     6.703164          8.11       6.200523        2.02    6.077689
          Money Market.........     2.334748          4.16       2.241420        3.97    2.155845

                       Equity:
                                  12/31/97      12/31/96       12/31/95
                                ------------  -------------  ------------
                                $648,394,089  $547,520,040   $469,821,427

          The change in these amounts is largely derived from investment activities within the Account: A $96,695,584 increase for the year ended December 31, 1995, a $65,736,696 increase for the year ended December 31, 1996, and a $105,703,026 increase for the year ended December 31, 1997. Net contributions (surrenders) from contract owners amounted to $(13,795,319) for the year ended December 31, 1995, $11,961,917 for the year ended December 31, 1996, and $(4,828,977) for the year ended December 31, 1997.



                         NML Variable Annuity Account
          Accumulation Unit Values
          Contracts Issued Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991:


          Division               12/31/97   % of Change   12/31/96   % of Change   12/31/95
          --------              ----------  -----------  ----------  -----------  ----------
          Aggressive Growth
          Stock................ $37.054456       13.86%  $32.542621       17.70%  $27.648691
          International Equity.   1.938399       12.28     1.726413       21.01     1.426613
          Growth Stock.........  20.837268       29.85    16.046821       20.91    13.271899
          Growth and Income
          Stock................  20.502206       30.03    15.767435       19.97    13.142782
          Index 500 Stock......  36.141676       33.20    27.133645       22.75    22.104982
          Balanced.............  71.490869       21.52    58.832423       13.45    51.855817
          High Yield Bond......  16.692972       15.85    14.408967       19.77    12.030416
          Select Bond..........  83.938645        9.46    76.681608        3.31    74.222515
          Money Market.........  27.434762        5.47    26.011476        5.29    24.705630

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 7.  (continued)

         Accumulation Unit Values
         Contracts Issued After December 16, 1981 or Prior to May 1, 1984:



          Division                   12/31/97   % of Change   12/31/96   % of Change   12/31/95
          --------                  ----------  -----------  ----------  -----------  ----------
          Aggressive Growth
          Stock...................  $35.791674       13.30%  $31.591115       17.11%  $26.975930
          International Equity....    1.893664       11.72     1.695019       20.41     1.407741
          Growth Stock............   20.458788       29.21    15.834243       20.30    13.162242
          Growth and Income
          Stock...................   20.129770       29.38    15.558532       19.37    13.034162
          Index 500 Stock.........   34.906216       32.54    26.337300       22.13    21.564611
          Balanced................   66.012286       20.91    54.595947       12.88    48.364840
          High Yield Bond.........   16.389706       15.27    14.218083       19.17    11.931003
          Select Bond.............   77.468103        8.92    71.125132        2.79    69.192181
          Money Market............   25.362364        4.95    24.167111        4.76    23.069838

          Accumulation Unit Values
          Contracts Issued After December 31, 1991 - Front Load Version:


          Division                      12/31/97   % of Change  12/31/96   % of Change  12/31/95
          --------                      ---------  -----------  ---------  -----------  ---------
          Aggressive Growth
          Stock........................  $2.350498       13.13%  $2.077739       16.93%  $1.776871
          International Equity.........   1.880500       11.55    1.685759       20.23    1.402156
          Growth Stock.................   2.034708       29.01    1.577134       20.12    1.312966
          Growth and Income
          Stock........................   2.001981       29.19    1.549666       19.19    1.300190
          Index 500 Stock..............   2.563560       32.34    1.937139       21.95    1.588496
          Balanced.....................   1.931409       20.73    1.599774       12.71    1.419325
          High Yield Bond..............   1.630023       15.10    1.416152       18.99    1.190149
          Select Bond..................   1.490112        8.75    1.370157        2.64    1.334934
          Money Market.................   1.249188        4.79    1.192105        4.60    1.139693

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 7.  (continued)

              Accumulation Unit Values
              Contracts Issued After December 31, 1991 - Simplified Load
              Version:



              Division                   12/31/97   % of Change  12/31/96   % of Change  12/31/95
              --------                   ---------  -----------  ---------  -----------  ---------
              Aggressive Growth
              Stock....................   $3.598431       12.45%  $3.199964       16.23%  $2.753170
              International Equity.....   1.828649       10.89    1.649102       19.50    1.379966
              Growth Stock.............   1.990509       28.24    1.552125       19.40    1.299976
              Growth and Income
              Stock....................   1.958555       28.42    1.525144       18.47    1.287355
              Index 500 Stock..........   3.240055       31.55    2.463008       21.22    2.031929
              Balanced.................   5.796067       20.01    4.829655       12.04    4.310821
              High Yield Bond..........   1.594619       14.42    1.393713       18.27    1.178371
              Select Bond..............   6.768475        8.11    6.260939        2.02    6.136911
              Money Market.............   2.339812        4.16    2.246287        3.97    2.160533

                Equity:
                                        12/31/97      12/31/96      12/31/95
                                      ------------  ------------  ------------
                                      $547,988,523  $426,652,573  $317,806,038


          These changes are largely derived from investment activities within the Account: A $68,906,233 increase for the year ended December 31, 1995, a $53,943,259 increase for the year ended December 31, 1996, and a $88,114,906 increase for the year ended December 31, 1997. Net contributions (surrenders) from contract owners amounted to $(1,482,462) for the year ended December 31, 1995, $54,903,276 for the year ended December 31, 1996, and $33,221,044 for the year ended December 31, 1997.



                             Item 8 is on page 16.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. Financial Statements and Supplementary Data

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                December 31
                                                      --------------------------------
Assets                                                     1997             1996
                                                      ---------------  ---------------
 Investments at market value:

  Northwestern Mutual Series Fund, Inc.

   Aggressive Growth Stock
    1997:  26,799,138 shares (cost $63,803,191).....  $    89,428,723  $    78,087,972
    1996:  24,829,244 shares (cost $54,025,343).....

   International Equity
    1997:  29,691,199 shares (cost $40,304,940).....       50,148,435       41,497,787
    1996:  26,635,293 shares (cost $34,100,468).....

   Growth Stock
    1997:  9,536,195 shares (cost $13,891,054)......       17,260,514        9,523,179
    1996:  6,504,903 shares (cost $8,193,212).......

   Growth and Income Stock
    1997:  17,712,678 shares (cost $23,485,676).....       23,575,574       13,199,558
    1996:  10,014,839 shares (cost $11,804,187).....

   Index 500 Stock
    1997:  42,035,107 shares (cost $62,642,616).....      111,140,823       80,917,025
    1996:  39,375,681 shares (cost $51,893,158).....

   Balanced
    1997:  152,059,221 shares (cost $210,403,734)...      302,749,909      270,745,111
    1996:  157,593,196 shares (cost $210,643,607)...

   High Yield Bond
    1997:  8,225,197 shares (cost $9,217,130).......        8,743,385        4,907,490
    1996:  4,465,414 shares (cost $4,847,740).......

   Select Bond
    1997:  20,089,875 shares (cost $23,555,171).....       25,252,973       26,648,961
    1996:  21,772,027 shares (cost $25,386,654).....

   Money Market
    1997:  21,586,115 shares (cost $21,586,115).....       21,586,115       23,380,205
    1996:  23,380,205 shares (cost $23,380,205).....
                                                      ---------------  ---------------
                                                          649,886,451      548,907,288

 Due from Sales of Fund Shares......................        1,555,441          387,086
 Due from Northwestern Mutual Life Insurance Company          322,747          123,152
                                                      ---------------  ---------------
    Total Assets....................................  $   651,764,639  $   549,417,526
                                                      ===============  ===============

Liabilities
 Due to Participants................................  $     1,492,363  $     1,387,248
 Due to Northwestern Mutual Life Insurance Company..        1,555,441          387,086
 Due from Purchase of Fund Shares...................          322,747          123,152
                                                      ---------------  ---------------
    Total Liabilities...............................  $     3,370,551  $     1,897,484
                                                      ===============  ===============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                      December 31
                                                           ----------------------------------
Equity                                                           1997              1996
                                                           ----------------  ----------------
 Contracts Issued Prior to December 17, 1981:
  Aggressive Growth Stock Division
   1997:  640,838 Accumulation Units @ 3.714008..........  $      2,380,076
   1996:  890,850 Accumulation Units @ 3.286265..........                    $      2,927,568
   Annuity Reserves......................................            71,827            75,244
                                                           ----------------  ----------------
                                                                  2,451,903         3,002,812
                                                           ----------------  ----------------
  International Equity Division
   1997:  1,297,660 Accumulation Units @ 1.871861........         2,429,039
   1996:  1,332,812 Accumulation Units @ 1.679665........                           2,238,678
   Annuity Reserves......................................           150,892           147,829
                                                           ----------------  ----------------
                                                                  2,579,931         2,386,507
                                                           ----------------  ----------------
  Growth Stock Division
   1997:  327,731 Accumulation Units @ 2.027359..........           664,427
   1996:  118,168 Accumulation Units @ 1.572985..........                             185,861
   Annuity Reserves......................................                 0             9,807
                                                           ----------------  ----------------
                                                                    664,427           195,668
                                                           ----------------  ----------------
  Growth and Income Stock Division
   1997:  348,188 Accumulation Units @ 1.994748..........           694,546
   1996:  69,566 Accumulation Units @ 1.545596...........                             107,521
   Annuity Reserves......................................                 0           180,931
                                                           ----------------  ----------------
                                                                    694,546           288,452
                                                           ----------------  ----------------
  Index 500 Stock Division
   1997:  8,175,537 Accumulation Units @ 3.289255........        26,891,427
   1996:  9,600,286 Accumulation Units @ 2.487952........                          23,885,052
   Annuity Reserves......................................         1,305,930         1,300,177
                                                           ----------------  ----------------
                                                                 28,197,357        25,185,229
                                                           ----------------  ----------------
  Balanced Division
   1997:  3,845,538 Accumulation Units @ 6.248153........        24,027,509
   1996:  4,743,812 Accumulation Units @ 5.180408........                          24,574,880
   Annuity Reserves......................................         1,640,281         1,454,827
                                                           ----------------  ----------------
                                                                 25,667,790        26,029,707
                                                           ----------------  ----------------
  High Yield Bond Division
   1997:  600,752 Accumulation Units @ 1.624115..........           975,690
   1996:  428,588 Accumulation Units @ 1.412413..........                             605,343
   Annuity Reserves......................................                 0             7,644
                                                           ----------------  ----------------
                                                                    975,690           612,987
                                                           ----------------  ----------------
  Select Bond Division
   1997:  1,012,083 Accumulation Units @ 7.263164........         7,350,925
   1996:  1,215,131 Accumulation Units @ 6.685035........                           8,123,192
   Annuity Reserves......................................           273,840            75,632
                                                           ----------------  ----------------
                                                                  7,624,765         8,198,824
                                                           ----------------  ----------------
  Money Market Division
   1997:  893,452 Accumulation Units @ 2.529098..........         2,259,628
   1996:  1,103,625 Accumulation Units @ 2.415898........                           2,666,245
   Annuity Reserves......................................            58,694            60,981
                                                           ----------------  ----------------
                                                                  2,318,322         2,727,226
                                                           ----------------  ----------------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                           December 31
                                                                ----------------------------------
Equity (cont'd.)                                                      1997              1996
                                                                ----------------  ----------------
 Contracts Issued After December 16, 1981 and
Prior to March 31, 1995:
  Aggressive Growth Stock Division
   1997:  20,861,309 Accumulation Units @ 3.585281..........    $     74,793,655
   1996:  21,479,837 Accumulation Units @ 3.188266..........                      $     68,483,433
   Annuity Reserves.........................................             137,989           191,587
                                                                ----------------  ----------------
                                                                      74,931,644        68,675,020
                                                                ----------------  ----------------
  International Equity Division
   1997:  22,910,908 Accumulation Units @ 1.828649..........          41,896,009
   1996:  22,132,206 Accumulation Units @ 1.649102..........                            36,498,266
   Annuity Reserves.........................................             174,073           100,731
                                                                ----------------  ----------------
                                                                      42,070,082        36,598,997
                                                                ----------------  ----------------
  Growth Stock Division
   1997:  6,045,075 Accumulation Units @ 1.990509...........          12,032,777
   1996:  4,845,965 Accumulation Units @ 1.552125...........                             7,521,543
   Annuity Reserves.........................................              11,803
                                                                ----------------  ----------------
                                                                      12,044,580         7,521,543
                                                                ----------------  ----------------
  Growth and Income Stock Division
   1997:  8,963,724 Accumulation Units @ 1.958555...........          17,555,947
   1996:  7,054,484 Accumulation Units @ 1.525144...........                            10,759,104
   Annuity Reserves:........................................             332,207
                                                                ----------------  ----------------
                                                                      17,888,154        10,759,104
                                                                ----------------  ----------------
  Index 500 Stock Division
   1997:  21,531,879 Accumulation Units @ 3.175298..........          68,370,132
   1996:  20,092,060 Accumulation Units @ 2.413788..........                            48,497,973
   Annuity Reserves.........................................           2,462,112         1,673,310
                                                                ----------------  ----------------
                                                                      70,832,244        50,171,283
                                                                ----------------  ----------------
  Balanced Division
   1997:  44,638,127 Accumulation Units @ 5.767570..........         257,453,521
   1996:  48,457,793 Accumulation Units @ 4.805896..........                           232,883,113
   Annuity Reserves.........................................           3,937,936         3,048,888
                                                                ----------------  ----------------
                                                                     261,391,457       235,932,001
                                                                ----------------  ----------------
  High Yield Bond Division
   1997:  3,770,055 Accumulation Units @ 1.594619...........           6,011,801
   1996:  2,456,295 Accumulation Units @ 1.393713...........                             3,423,371
   Annuity Reserves.........................................              67,256
                                                                ----------------  ----------------
                                                                       6,079,057         3,423,371
                                                                ----------------  ----------------
  Select Bond Division
   1997:  2,252,704 Accumulation Units @ 6.703164...........          15,100,242
   1996:  2,691,481 Accumulation Units @ 6.200523...........                            16,688,589
   Annuity Reserves.........................................             591,284           580,678
                                                                ----------------  ----------------
                                                                      15,691,526        17,269,267
                                                                ----------------  ----------------
  Money Market Division
   1997:  6,270,333 Accumulation Units @ 2.334748...........          14,639,648
   1996:  7,029,739 Accumulation Units @ 2.241420...........                            15,756,598
   Annuity Reserves.........................................             454,275           368,369
                                                                ----------------  ----------------
                                                                      15,093,923        16,124,967
                                                                ----------------  ----------------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                             December 31
                                                                   --------------------------------
Equity (cont'd.)                                                        1997             1996
                                                                   ---------------  ---------------
 Contracts Issued On or After March 31, 1995 - Back Load Version:
  Aggressive Growth Stock Division
   1997:  2,926,218 Accumulation Units @ 3.585281................  $    10,491,351
   1996:  1,734,023 Accumulation Units @ 3.188266................                   $     5,528,526
   Annuity Reserves..............................................           27,274
                                                                   ---------------  ---------------
                                                                        10,518,625        5,528,526
                                                                   ---------------  ---------------
  International Equity Division
   1997:  2,488,184 Accumulation Units @ 1.828649................        4,550,016
   1996:  1,281,128 Accumulation Units @ 1.649102................                         2,112,711
   Annuity Reserves..............................................                0
                                                                   ---------------  ---------------
                                                                         4,550,016        2,112,711
                                                                   ---------------  ---------------
  Growth Stock Division
   1997:  1,870,296 Accumulation Units @ 1.990509................        3,722,840
   1996:  922,390 Accumulation Units @ 1.552125..................                         1,431,665
   Annuity Reserves..............................................           26,907
                                                                   ---------------  ---------------
                                                                         3,749,747        1,431,665
                                                                   ---------------  ---------------
  Growth and Income Stock Division
   1997:  1,940,827 Accumulation Units @ 1.958555................        3,801,216
   1996:  1,215,721 Accumulation Units @ 1.525144................                         1,854,150
   Annuity Reserves..............................................           26,336
                                                                   ---------------  ---------------
                                                                         3,827,552        1,854,150
                                                                   ---------------  ---------------
  Index 500 Stock Division
   1997:  3,279,176 Accumulation Units @ 3.175298................       10,412,362
   1996:  1,970,961 Accumulation Units @ 2.413788................                         4,757,482
   Annuity Reserves..............................................                0
                                                                   ---------------  ---------------
                                                                        10,412,362        4,757,482
                                                                   ---------------  ---------------
  Balanced Division
   1997:  2,109,606 Accumulation Units @ 5.767570................       12,167,299
   1996:  1,347,427 Accumulation Units @ 4.805896................                         6,475,593
   Annuity Reserves..............................................          219,112
                                                                   ---------------  ---------------
                                                                        12,386,411        6,475,593
                                                                   ---------------  ---------------
  High Yield Bond Division
   1997:  967,188 Accumulation Units @ 1.594619..................        1,542,185
   1996:  572,121 Accumulation Units @ 1.393713..................                           797,373
   Annuity Reserves..............................................                0
                                                                   ---------------  ---------------
                                                                         1,542,185          797,373
                                                                   ---------------  ---------------
  Select Bond Division
   1997:  271,027 Accumulation Units @ 6.703164..................        1,816,737
   1996:  182,907 Accumulation Units @ 6.200523..................                         1,134,116
   Annuity Reserves..............................................                0
                                                                   ---------------  ---------------
                                                                         1,816,737        1,134,116
                                                                   ---------------  ---------------
  Money Market Division
   1997:  1,081,227 Accumulation Units @ 2.334748................        2,524,393
   1996:  1,123,081 Accumulation Units @ 2.241420................                         2,517,297
   Annuity Reserves..............................................                0
                                                                   ---------------  ---------------
                                                                         2,524,393        2,517,297
                                                                   ---------------  ---------------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                              December 31
                                                                    --------------------------------
Equity (cont'd.)                                                         1997             1996
                                                                    ---------------  ---------------
 Contracts Issued On or After March 31, 1995 - Front Load Version:
  Aggressive Growth Stock Division
   1997:  832,513 Accumulation Units @ 1.735135...................  $     1,444,522
   1996:  568,732 Accumulation Units @ 1.529999...................                   $       870,160
   Annuity Reserves...............................................           55,374
                                                                    ---------------  ---------------
                                                                          1,499,896          870,160
                                                                    ---------------  ---------------
  International Equity Division
   1997:  575,775 Accumulation Units @ 1.537080...................          885,012
   1996:  286,469 Accumulation Units @ 1.374484...................                           393,747
   Annuity Reserves...............................................           24,148
                                                                    ---------------  ---------------
                                                                            909,160          393,747
                                                                    ---------------  ---------------
  Growth Stock Division
   1997:  422,029 Accumulation Units @ 1.882500...................          794,469
   1996:  257,158 Accumulation Units @ 1.455537...................                           374,303
   Annuity Reserves...............................................                0
                                                                    ---------------  ---------------
                                                                            794,469          374,303
                                                                    ---------------  ---------------
  Growth and Income Stock Division
   1997:  540,977 Accumulation Units @ 1.851666...................        1,001,708
   1996:  208,323 Accumulation Units @ 1.429760...................                           297,852
   Annuity Reserves...............................................          133,668
                                                                    ---------------  ---------------
                                                                          1,135,376          297,852
                                                                    ---------------  ---------------
  Index 500 Stock Division
   1997:  690,248 Accumulation Units @ 2.025922...................        1,398,389
   1996:  454,096 Accumulation Units @ 1.527085...................                           693,444
   Annuity Reserves...............................................           54,108
                                                                    ---------------  ---------------
                                                                          1,452,497          693,444
                                                                    ---------------  ---------------
  Balanced Division
   1997:  1,296,330 Accumulation Units @ 1.615054.................        2,093,642
   1996:  786,271 Accumulation Units @ 1.334426...................                         1,049,220
   Annuity Reserves...............................................           95,364
                                                                    ---------------  ---------------
                                                                          2,189,006        1,049,220
                                                                    ---------------  ---------------
  High Yield Bond Division
   1997:  95,718 Accumulation Units @ 1.530051....................          146,453
   1996:  55,625 Accumulation Units @ 1.326020....................                            73,760
   Annuity Reserves...............................................                0
                                                                    ---------------  ---------------
                                                                            146,453           73,760
                                                                    ---------------  ---------------
  Select Bond Division
   1997:  72,941 Accumulation Units @ 1.266282....................           92,364
   1996:  38,713 Accumulation Units @ 1.161454....................                            44,963
   Annuity Reserves...............................................                0
                                                                    ---------------  ---------------
                                                                             92,364           44,963
                                                                    ---------------  ---------------
  Money Market Division
   1997:  1,439,686 Accumulation Units @ 1.145720.................        1,649,477
   1996:  1,843,605 Accumulation Units @ 1.090643.................                         2,010,715
   Annuity Reserves...............................................                0
                                                                    ---------------  ---------------
                                                                          1,649,477        2,010,715
                                                                    ---------------  ---------------
         Total Equity.............................................  $   648,394,124  $   547,520,042
                                                                    ---------------  ---------------
         Total Liabilities and Equity.............................  $   651,764,675  $   549,417,526
                                                                    ===============  ===============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
             COMBINED STATEMENT OF OPERATIONS AND CHANGES IN EQUITY
                        For the Years Ended December 31



                                                                    1997           1996           1995
                                                                -------------  -------------  -------------
Investment Income
 Dividend Income..............................................  $ 33,252,128   $ 24,500,542   $ 11,709,964
 Annuity Rate and Expense Guarantees..........................     7,048,888      5,783,739      5,072,064
                                                                ------------   ------------   ------------
 Net Investment Income........................................    26,203,240     18,716,803      6,637,900
                                                                ------------   ------------   ------------
Realized and Unrealized Gain on Investments
 Net Unrealized Gain on Investments...........................    23,135,675     13,967,988     13,141,169
 Unrealized Appreciation (Depreciation) During the Year.......    56,364,111     33,051,905     76,916,515
                                                                ------------   ------------   ------------
 Net Gain (Loss) on Investments...............................    79,499,786     47,019,893     90,057,684
                                                                ------------   ------------   ------------
Increase (Decrease) in Equity Derived from Investment Activity   105,703,026     65,736,696     96,695,584
                                                                ------------   ------------   ------------
Equity Transactions
 Contract Owners' Net Payments................................    61,964,558     65,169,358     49,124,853
 Annuity Payments.............................................    (1,046,956)      (830,996)      (610,983)
 Surrenders and Other (Net)...................................   (65,746,579)   (52,376,445)   (62,309,189)
                                                                ------------   ------------   ------------
Increase (Decrease) in Equity Derived from Equity Transactions    (4,828,977)    11,961,917    (13,795,319)
                                                                ------------   ------------   ------------
Net Increase in Equity........................................   100,874,049     77,698,613     82,900,265
Equity, Beginning of Year.....................................   547,520,040    469,821,427    386,921,162
                                                                ------------   ------------   ------------
Equity, End of Year...........................................  $648,394,089   $547,520,040   $469,821,427
                                                                ============   ============   ============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

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

On May 3, 1994, five new portfolios commenced operations in the Fund:
Aggressive Growth Stock Portfolio, International Equity Portfolio, Growth Stock Portfolio, Growth and Income Stock Portfolio and High Yield Bond Portfolio. Additionally, on May 3, 1994, the assets of Northwestern Mutual Life's Variable Annuity funds were merged into the respective portfolio of the Fund in a tax-free exchange of shares.

The Fund is an open-end investment company registered under the Investment Company Act of 1940.

Note 4--Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience.
For variable payment plans issued prior to January 1, 1974, annuity reserves are based on the 1955 American Annuity Table with assumed interest rates of 3%, 3 1/2% or 5%. For variable payment plans issued on or after January 1, 1974 and before January 1, 1985, annuity reserves are based on the 1971 Individual Annuity Table with assumed interest rates of 3 1/2% or 5%. For variable payment plans issued on or after January 1, 1985, annuity reserves are based on the 1983 Table with assumed interest rates of 3 1/2% or 5%.

Note 5--Dividend income from the Fund is recorded on the record date of the dividends. Transactions in Fund shares are accounted for on the trade date. The basis for determining cost on sale of Fund shares is identified cost. Purchases and sales of Fund shares for the years ended December 31 by each Division are shown below:


Purchases                           1997          1996          1995
---------                       ------------  ------------  ------------
Aggressive Growth Division       $13,774,024   $17,797,661   $10,658,292
International Equity Division      9,401,229     8,274,087     4,305,567
Growth Stock Division              6,679,256     4,830,460     2,702,664
Growth & Income Stock Division    13,074,930     5,756,071     4,147,264
Index 500 Stock Division          14,059,126    11,279,772     7,998,931
Balanced Division                 21,076,301    20,896,761    14,258,034
High Yield Bond Division           5,687,823     3,296,028     1,411,373
Select Bond Division               4,506,469     5,463,472     3,837,930
Money Market Division             13,132,202    13,328,217    14,421,123

Sales
-----
Aggressive Growth Division       $ 8,367,827   $ 4,234,497   $ 5,672,013
International Equity Division      4,431,627     3,828,530     5,324,662
Growth Stock Division              1,576,559       508,512       427,690
Growth & Income Stock Division     2,076,927     1,277,020       576,160
Index 500 Stock Division           8,104,812     5,728,800     5,165,148
Balanced Division                 32,274,893    26,932,275    36,790,058
High Yield Bond Division           1,516,721       568,230       673,375
Select Bond Division               6,636,325     4,528,222     3,928,823
Money Market Division             14,926,292    11,504,938    12,987,931

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

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

For contracts issued on or after March 31, 1995, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 4/10 of 1% and a1 1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed 3/4 of 1% and 1 1/2%, respectively.

For contracts issued after December 16, 1981 and prior to March 31, 1995, the deduction is at an annual rate of 1 1/4% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 1 1/2% annual rate.

For contracts issued prior to December 17, 1981, the deduction is at an annual rate of 3/4 of 1% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 1% annual rate.

Since 1995, Northwestern Mutual Life has paid a dividend to certain contracts. The dividend is reinvested in the Account and has been reflected as a Contract Owners' Net Payment in the accompanying financial statements.

Note 8--Northwestern Mutual Life is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual Life. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                December 31
                                                      --------------------------------
Assets                                                     1997             1996
                                                      --------------  ----------------
 Investments at market value:
  Northwestern Mutual Series Fund, Inc.
   Aggressive Growth Stock
    1997:  33,439,173 shares (cost $85,858,851).....    $111,586,520      $ 95,276,983
    1996:  30,294,748 shares (cost $70,855,533).....

   International Equity
    1997:  37,819,506 shares (cost $52,786,634).....      63,877,146        49,461,520
    1996:  31,746,803 shares (cost $41,642,844).....

   Growth Stock
    1997:  8,757,048 shares (cost $13,278,855)......      15,850,257
    1996:  6,649,199 shares (cost $9,029,280).......                         9,734,427

   Growth and Income Stock
    1997:  20,649,607 shares (cost $28,811,270).....      27,484,626        13,034,961
    1996:  9,889,955 shares (cost $12,379,951)......

   Index 500 Stock
    1997:  50,653,443 shares (cost $81,303,357).....     133,927,705
    1996:  45,376,702 shares (cost $63,645,634).....                        93,249,123

   Balanced
    1997:  77,214,264 shares (cost $114,230,115)....     153,733,599
    1996:  76,440,576 shares (cost $108,531,164)....                       131,324,909

   High Yield Bond
    1997:  6,179,152 shares (cost $6,940,417).......       6,568,438
    1996:  2,714,521 shares (cost $2,978,850).......                         2,983,258

   Select Bond
    1997:  14,367,483 shares (cost $16,785,623).....      18,059,926
    1996:  14,544,948 shares (cost $16,953,280).....                        17,803,016

   Money Market
    1997:  16,900,306 shares (cost $16,900,306).....      16,900,306        13,784,374
    1996:  13,784,374 shares (cost $13,784,374).....
                                                      --------------  ----------------
                                                         547,988,523       426,652,571

 Due from Sales of Fund Shares......................       2,927,350            52,909
 Due from Northwestern Mutual Life Insurance Company         196,511         1,662,368
                                                      --------------  ----------------
    Total Assets....................................  $  551,112,384  $    428,367,848
                                                      ==============  ================
Liabilities
 Due to Northwestern Mutual Life Insurance Company .  $    2,927,350  $         52,909
 Due from Purchase of Fund Shares...................         196,511         1,662,368
                                                      --------------  ----------------
    Total Liabilities...............................  $    3,123,861  $      1,715,277
                                                      ==============  ================

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES



                                                                       December 31
                                                               ----------------------------
Equity                                                             1997           1996
                                                               -------------  -------------
 Contracts Issued Before December 17, 1981 or
  Between April 30, 1984 and December 31, 1991:

  Aggressive Growth Stock Division
   1997:  1,935,434 Accumulation Units @ 37.054456.........      $71,716,451
   1996:  1,944,411 Accumulation Units @ 32.542621.........                     $63,276,230

  International Equity Division
   1997:  23,069,550 Accumulation Units @ 1.938399.........       44,717,992
   1996:  20,439,570 Accumulation Units @ 1.726413.........                      35,287,138

  Growth Stock Division
   1997:  482,897 Accumulation Units @ 20.837268...........       10,062,263
   1996:  378,236 Accumulation Units @ 16.046821...........                       6,069,485

  Growth and Income Stock Division
   1997:  711,558 Accumulation Units @ 20.502206...........       14,588,507
   1996:  424,144 Accumulation Units @ 15.767435...........                       6,687,664

  Index 500 Stock Division
   1997:  2,558,205 Accumulation Units @ 36.141676.........       92,457,808
   1996:  2,386,284 Accumulation Units @ 27.133645.........                      64,748,577

  Balanced Division
   1997:  1,341,930 Accumulation Units @ 71.490869.........       95,935,733
   1996:  1,489,658 Accumulation Units @ 58.832423.........                      87,640,161

  High Yield Bond Division
   1997:  235,585 Accumulation Units @ 16.692972...........        3,932,608
   1996:  119,423 Accumulation Units @ 14.408967...........                       1,720,768

  Select Bond Division
   1997:  85,036 Accumulation Units @ 83.938645............        7,137,800
   1996:  97,868 Accumulation Units @ 76.681608............                       7,504,704

  Money Market Division
   1997:  38,584 Accumulation Units @ 27.434762............        1,058,532
   1996:  57,013 Accumulation Units @ 26.011476............                       1,483,002

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES



                                                                                 December 31
                                                                     -----------------------------------
Equity (Cont'd.)                                                           1997               1996
                                                                     -----------------  ----------------
 Contracts Issued After December 16, 1981 and Prior to May 1, 1984:
  Aggressive Growth Stock Division
   1997:  1,141 Accumulation Units @ 35.791674.....................  $          40,847
   1996:  4,243 Accumulation Units @ 31.591115.....................                     $        134,035
   Annuity Reserves................................................             33,487            31,590
                                                                     -----------------  ----------------
                                                                                74,334           165,625
                                                                     -----------------  ----------------
  International Equity Division
   1997:  109,646 Accumulation Units @ 1.893664....................            207,632
   1996:  109,569 Accumulation Units @ 1.695019....................                              185,722
   Annuity Reserves................................................             17,392            16,637
                                                                     -----------------  ----------------
                                                                               225,024           202,359
                                                                     -----------------  ----------------
  Growth Stock Division
   1997:  137 Accumulation Units @ 20.458788.......................              2,809
   1996:  N/A......................................................                                    0
   Annuity Reserves................................................             40,850                 0
                                                                     -----------------  ----------------
                                                                                43,659                 0
                                                                     -----------------  ----------------
  Growth and Income Stock Division
   1997:  2,270 Accumulation Units @ 20.129770.....................             45,701
   1996:  1,252 Accumulation Units @ 15.558532.....................                               19,472
   Annuity Reserves................................................                  0            33,791
                                                                     -----------------  ----------------
                                                                                45,701            53,263
                                                                     -----------------  ----------------
  Index 500 Stock Division
   1997:  19,041 Accumulation Units @ 34.906216....................            664,652
   1996:  45,781 Accumulation Units @ 26.337300....................                            1,205,748
   Annuity Reserves................................................             42,741            34,467
                                                                     -----------------  ----------------
                                                                               707,393         1,240,215
                                                                     -----------------  ----------------
  Balanced Division
   1997:  86,634 Accumulation Units @ 66.012286....................          5,718,908
   1996:  90,172 Accumulation Units @ 54.595947....................                            4,923,025
   Annuity Reserves................................................            486,559           429,289
                                                                     -----------------  ----------------
                                                                             6,205,467         5,352,314
                                                                     -----------------  ----------------
  Select Bond Division
   1997:  532 Accumulation Units @ 77.468103.......................             41,227
   1996:  7,598 Accumulation Units @ 71.125132.....................                              540,440
   Annuity Reserves................................................             40,290            39,535
                                                                     -----------------  ----------------
                                                                                81,517           579,975
                                                                     -----------------  ----------------
  Money Market Division
   1997:  871 Accumulation Units @ 25.362364.......................             22,084
   1996:  14,233 Accumulation Units @ 24.167111....................                              343,966
   Annuity Reserves................................................              7,530             7,669
                                                                     -----------------  ----------------
                                                                                29,614           351,635
                                                                     -----------------  ----------------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                        December 31
                                                               ------------------------------
Equity (cont'd)                                                     1997            1996
                                                               --------------  --------------
 Contracts Issued After December 31, 1991 Front Load Version:

  Aggressive Growth Stock Division
   1997:  3,169,006 Accumulation Units @ 2.350498............  $    7,448,743
   1996:  3,197,341 Accumulation Units @ 2.077739............                    $  6,643,240

  International Equity Division
   1997:  3,021,349 Accumulation Units @ 1.880500............       5,681,647
   1996:  2,709,249 Accumulation Units @ 1.685759............                       4,567,140

  Growth Stock Division
   1997:  710,110 Accumulation Units @ 2.034708..............       1,444,866
   1996:  587,482 Accumulation Units @ 1.577134..............                         926,538

  Growth and Income Stock Division
   1997:  1,970,478 Accumulation Units @ 2.001981............       3,944,860
   1996:  1,357,354 Accumulation Units @ 1.549666............                       2,103,446

  Index 500 Stock Division
   1997:  3,966,706 Accumulation Units @ 2.563560............      10,168,888
   1996:  3,880,961 Accumulation Units @ 1.937139............                       7,517,961

  Balanced Division
   1997:  6,187,478 Accumulation Units @ 1.931409............      11,950,551
   1996:  5,934,240 Accumulation Units @ 1.599774............                       9,493,443

  High Yield Bond Division
   1997:  423,726 Accumulation Units @ 1.630023..............         690,684
   1996:  275,323 Accumulation Units @ 1.416152..............                         389,899

  Select Bond Division
   1997:  2,574,248 Accumulation Units @ 1.490112............       3,835,918
   1996:  2,676,832 Accumulation Units @ 1.370157............                       3,667,680

  Money Market Division
   1997:  1,710,473 Accumulation Units @ 1.249188............       2,136,703
   1996:  2,829,669 Accumulation Units @ 1.192105............                       3,373,263

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                            December 31
                                                                    ----------------------------
Equity (cont'd)                                                         1997           1996
                                                                    -------------  -------------
 Contracts Issued After December 31, 1991 Simplified Load Version:

  Aggressive Growth Stock Division
   1997:  8,989,193 Accumulation Units @ 3.598431.................  $  32,346,992
   1996:  7,872,553 Accumulation Units @ 3.199964.................                 $  25,191,889

  International Equity Division
   1997:  7,247,144 Accumulation Units @ 1.828649.................     13,252,483
   1996:  5,703,032 Accumulation Units @ 1.649102.................                     9,404,881

  Growth Stock Division
   1997:  2,159,985 Accumulation Units @ 1.990509.................      4,299,469
   1996:  1,742,522 Accumulation Units @ 1.552125.................                     2,704,613

  Growth and Income Stock Division
   1997:  4,547,004 Accumulation Units @ 1.958555.................      8,905,558
   1996:  2,769,823 Accumulation Units @ 1.525144.................                     4,224,380

  Index 500 Stock Division
   1997:  9,442,314 Accumulation Units @ 3.240055.................     30,593,616
   1996:  8,015,553 Accumulation Units @ 2.463008.................                    19,742,371

  Balanced Division
   1997:  6,839,439 Accumulation Units @ 5.796067.................     39,641,848
   1996:  5,971,232 Accumulation Units @ 4.829655.................                    28,838,992

  High Yield Bond Division
   1997:  1,219,819 Accumulation Units @ 1.594619.................      1,945,147
   1996:  626,090 Accumulation Units @ 1.393713...................                       872,590

  Select Bond Division
   1997:  1,034,899 Accumulation Units @ 6.768475.................      7,004,691
   1996:  966,414 Accumulation Units @ 6.260939...................                     6,050,655

  Money Market Division
   1997:  5,844,682 Accumulation Units @ 2.339812.................     13,675,458
   1996:  3,818,067 Accumulation Units @ 2.246287.................                     8,576,475
                                                                    -------------  -------------
       Total Equity...............................................  $ 547,988,525  $ 426,652,571
                                                                    -------------  -------------
       Total Liabilities and Equity...............................  $ 551,112,386  $ 428,367,848
                                                                    =============  =============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
             COMBINED STATEMENT OF OPERATIONS AND CHANGES IN EQUITY
                        For the Years Ended December 31


                                                                            1997            1996            1995
                                                                       --------------  --------------  --------------
Investment Income
 Dividend Income..................................................     $  27,689,163   $  16,994,370   $   6,470,776
 Annuity Rate and Expense Guarantees..............................         2,501,975       1,738,625         856,764
                                                                       -------------   -------------   -------------
 Net Investment Income............................................        25,187,188      15,255,745       5,614,012
                                                                       -------------   -------------   -------------
Realized and Unrealized Gain (Loss) on Investments
 Net Realized Gain (Loss) on Investments..........................        18,686,284       8,855,390       9,884,364
 Unrealized Appreciation (Depreciation) During the Year...........        44,241,434      29,832,124      53,407,857
                                                                       -------------   -------------   -------------
 Net Gain (Loss) on Investments...................................        62,927,718      38,687,514      63,292,221
                                                                       -------------   -------------   -------------
Increase in Equity Derived from Investment Activity...............        88,114,906      53,943,259      68,906,233
                                                                       -------------   -------------   -------------
Equity Transactions
 Contract Owners' Net Payments....................................        91,195,224      89,650,916      59,390,267
 Surrenders and Other (Net).......................................       (57,974,180)    (34,747,640)    (60,872,729)
                                                                       -------------   -------------   -------------
Increase (Decrease) in Equity Derived from Equity Transactions ...        33,221,044      54,903,276      (1,482,462)
                                                                       -------------   -------------   -------------
Net Increase in Equity............................................       121,335,950     108,846,535      67,423,771
Equity, Beginning of Year.........................................       426,652,573     317,806,038     250,382,267
                                                                       -------------   -------------   -------------
Equity, End of Year...............................................     $ 547,988,523   $ 426,652,573   $ 317,806,038
                                                                       =============   =============   =============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)

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

On May 3, 1994, five new portfolios commenced operations in the Fund:
Aggressive Growth Stock Portfolio, International Equity Portfolio, Growth Stock Portfolio, Growth and Income Stock Portfolio and High Yield Bond Portfolio. Additionally, on May 3, 1994, the assets of Northwestern Mutual Life's Variable Annuity funds were merged into the respective portfolio of the Fund in a tax-free exchange of shares.

The Fund is an open-end investment company registered under the Investment Company Act of 1940.

Note 4--Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. Annuity reserves are based on the 1983 Table with assumed interest rates of 3 1/2% or 5%.

Note 5--Dividend income from the Fund is recorded on the record date of the dividends. Transactions in Fund shares are accounted for on the trade date. The basis for determining cost on sale of Fund shares is identified cost. Purchases and sales of Fund shares for the years ended December 31 by each Division are shown below:


Purchases                          1997         1996         1995
---------                       -----------  -----------  -----------
Aggressive Growth Division      $21,563,810  $30,690,195  $15,956,497
International Equity Division    14,484,423   15,119,614    6,724,373
Growth Stock Division             5,929,895    7,308,964    1,794,866
Growth & Income Stock Division   18,445,529    8,410,421    3,709,640
Index 500 Stock Division         22,292,577   19,824,136    9,719,794
Balanced Division                18,920,420   19,426,753   17,257,735
High Yield Bond Division          4,398,102    2,362,508      632,095
Select Bond Division              4,295,571    5,445,050    4,302,192
Money Market Division            20,035,837   20,346,897   10,821,340


Sales
-----
Aggressive Growth Division      $12,675,291  $ 1,045,256  $ 6,866,522
International Equity Division     4,352,840    1,571,810    4,899,939
Growth Stock Division             2,395,716      303,927      213,213
Growth & Income Stock Division    2,674,188      839,196      310,894
Index 500 Stock Division         10,114,507    5,253,981    7,360,855
Balanced Division                17,783,563   29,797,911   29,565,575
High Yield Bond Division            480,911      158,086       87,219
Select Bond Division              4,561,008    3,918,139    4,475,998
Money Market Division            16,919,905   15,887,232   13,008,176

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 8. (continued)


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

Generally, for contracts issued after December 31, 1991, for the Front Load Version and the Simplified Load Version, the deduction for annuity rate and expense guarantees if determined daily at annual rates of 6.5/10 of 1% and 1 1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed 1% and 1 1/2% annual rates, respectively.

Generally, the deduction for contracts issued before December 17, 1981 or between April 30, 1984 and December 31, 1991, as provided for in the contracts has been waived by the Board of Trustees of Northwestern Mutual Life. For these contracts, the rate may be determined by the Board of Trustees of Northwestern Mutual Life not to exceed a 1/4 of 1% annual rate.

For contracts issued after December 16, 1981, and prior to May 1, 1984, the deduction is determined daily at an annual rate of 1/2 of 1% of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 3/4 of 1% annual rate.

Since 1996, Northwestern Mutual Life has paid a dividend to certain contracts. The dividend is re-invested in the Account and has been reflected as a Contract Owners' Net Payment in the accompanying financial statements.

Note 8--Northwestern Mutual Life is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual Life. Under current law, no
federal income taxes are payable with respect to the Account.   Accordingly, no
provision for any such liability has been made.



                             Item 9 is on page 34.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 9.  Disagreements on Accounting and Financial Disclosure

         Not applicable.




                             Item 10 is on page 35.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         (a) The following information as of March 1, 1998, is provided with respect to each director, including persons chosen to become directors, of the Registrant. The Registrant uses the title of Trustee to denote the directors.




                                             EXPIRATION OF TERM
        TRUSTEE           AGE  YEAR ELECTED  OF OFFICE                            OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
------------------------  ---  ------------  --------------------  -----------------------------------------------------------------
R. Quintus Anderson       67       1984      May 1999              Chairman, Audit Committee
Edward E. Barr            61       1991      May 1999              Member, Human Resources and Public Policy Committee
Gordon T. Beaham, III     66       1988      May 2001              Member, Operations and Technology Committee
Robert C. Buchanan        57       1991      May 1999              Member, Audit, Executive and Finance Committees
Robert E. Carlson         62       1989      May 1998 (1)          Executive Vice President; Member, Executive Committee
George A. Dickerman       59       1994      May 2000              Member, Agency and Marketing Committee
Pierre S. DuPont          63       1985      May 1998 (1)          Member, Agency and Marketing Committee
James D. Ericson          62       1989      May 2000              President and C.E.O.; Member, Human Resources and Public Policy,
                                                                   Agency & Marketing, and Operations and Technology Committees;
                                                                   Chairman, Executive and Finance Committees
J. E. Gallegos            62       1985      May 2000              Member, Audit Committee
Stephen N. Graff          63       1996      May 2000              Member, Executive, Finance, and Operations and Technology
                                                                   Committees
Patricia Albjerg Graham   63       1980      May 2000              Member, Human Resources and Public Policy Committee
Stephen F. Keller         59       1984      May 1999              Member, Human Resources and Public Policy Committee
Barbara A. King           51       1996      May 1998 (1)          Member, Agency and Marketing Committtee
J. Thomas Lewis           61       1978      May 1998 (1)          Chairman, Human Resources  and Public Policy Committee
Daniel F. McKeithan, Jr.  62       1988      May 1999              Member, Executive, Finance, and Human Resources and Public Policy
                                                                   Committees

(1) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 1998 Annual meeting of policyholders. If re-elected, these Trustees' terms will expire in May of 2002.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K





                                           EXPIRATION OF TERM
       TRUSTEE          AGE  YEAR ELECTED  OF OFFICE                       OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
----------------------  ---  ------------  --------------------  -------------------------------------------------------------------
Guy A. Osborn           62       1994      May 2001              Member, Operations and Technology, Executive and Finance Committees
Timothy D. Proctor      48       1997      May 2001              Member, Audit Committee
Donald J. Schuenke      69       1980      May 1998 (1)          Member, Agency and Marketing, Executive and Finance Committees
H. Mason Sizemore, Jr.  56       1993      May 1999              Member, Agency and Marketing Committee
Harold B. Smith         64       1973      May 2000              Member, Operations and Technology Committee
Sherwood H. Smith, Jr.  61       1992      May 1998 (1)          Chairman, Agency and Marketing Committee
John E. Steuri          58       1994      May 1999              Chairman, Operations and Technology Committee
John J. Stollenwerk     58       1993      May 2001              Member, Agency and Marketing, Executive and Finance Committees
Barry L. Williams       53       1987      May 2001              Member, Human Resources and Public Policy Committee
Kathryn D. Wriston      59       1986      May 2001              Member, Audit Committee

(1) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 1998 Annual meeting of policyholders. If re-elected, these Trustees' terms will expire in May of 2002.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 10. (continued)

       (b) The following information as of March 1, 1998, is provided with respect to each Executive Officer of the Registrant.



        NAME          AGE                                POSITION
--------------------  ---  ---------------------------------------------------------------------
James D. Ericson      62   President and Chief Executive Officer, Trustee
Robert E. Carlson     62   Executive Vice President (Strategic Marketing), Trustee
Peter W. Bruce        52   Executive Vice President (Accumulation Products and Long-Term Care)
Frederic H. Sweet     54   Senior Vice President (Government Relations)
Dennis Tamcsin        59   Senior Vice President (Field Relations)
James W. Ehrenstrom   61   Senior Vice President
Walt J. Wojcik        58   Senior Vice President (Information Systems)
Edward J. Zore        52   Executive Vice President (Life and Disability Income Insurance)
Mason G. Ross         53   Senior Vice President (Investment Administration and Real Estate)
Richard L. Hall       52   Senior Vice President (Life and Disability Income Market Development)
John M. Bremer        50   Executive Vice President, General Counsel and Secretary
                           (Administration and Law)
Mark G. Doll          48   Senior Vice President (Public Markets)
William C. Koenig     50   Senior Vice President and Chief Actuary
Gary E. Long          53   Vice President and Controller
Deborah A. Beck       50   Senior Vice President (Insurance Operations/Chief Compliance Officer)
Donald L. Mellish     59   Senior Vice President (Field Financial Services)
Barbara F. Piehler    47   Vice President (Policyowner Services)
James F. Reiskytl     60   Vice President (Tax and Financial Planning)
Leonard F. Stecklein  51   Senior Vice President (Agency Services)
Martha M. Valerio     51   Vice President (Corporate Development)
W. Ward White         58   Vice President (Communications)
Thomas E. Dyer        52   Vice President (New Business)
Steven T. Catlett     48   Vice President (Corporate Services)
Gregory C. Oberland   40   Vice President (Policy Benefits)
Meridee J. Maynard    42   Vice President (Annuity and Accumulation Products)
Susan A. Lueger       44   Vice President (Human Resources)
William H. Beckley    50   Senior Vice President (Agencies)
Robert J. Berdan      51   Vice President (Compliance/Best Practices)
John E. Schlifske     38   Vice President (Securities)
Bruce L. Miller       51   Senior Vice President (Corporate Planning and Development)

            All of the Executive Officers, except Susan A. Lueger and Bruce L. Miller, have been associated with the Registrant, although not necessarily in their present positions, for more than five years.

            Susan A. Lueger has been Vice President of NML since May, 1994; Vice President of Human Resources at Wisconsin Electric Power Company 1992-1994; prior thereto with WEPC in the following positions: Assistant Vice President-Human Resources 1/92 to 11/92; Director-Human Resources 5/91 to 1/92; Manager-Compensation & Benefits Division 7/90 to 5/91; Project Specialist-Employment and Training Division 2/88 to 7/90. Bruce L. Miller has been Senior Vice President of NML since july, 1996. Prior thereto consultant for Medication Delivery Services 1995-96; CoreSource, Inc. 1992-94; Crabtree Capital Corporation 1989-92; Aon Corporation 1980-89; Glover, Inc. 1977-80; Whitman Corporation 1973-77; McKinsey & Company, Inc. 1966-73.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 10.  (continued)

          Term of office for all Executive Officers is one year expiring May 31, 1998.

          (c)  Not applicable

          (d) No one of the Executive Officers or Trustees is related to any other to the best of our knowledge.

          (e) Business experience and directorships of Trustees are as follows:





                                                  PRINCIPAL OCCUPATION
        TRUSTEE                                  DURING PAST FIVE YEARS                                    DIRECTORSHIPS
----------------------------------------------------------------------------------------------------------------------------------
R. Quintus Anderson       Chairman, The Aarque Capital Corporation, Jamestown, New York, since   Cold Metal Products Company, Inc.
                          1966.  Chairman, The Aarque Companies, 1980-1996.                      Oneida, Ltd.


Edward E. Barr            Chairman, Sun Chemical Corporation, Fort Lee, New Jersey.              First Union Corporation
                                                                                                 United Water Resources

Gordon T. Beaham, III     Chairman and President, Faultless Starch/Bon Ami Company, Kansas
                          City, Missouri, since 1987.  Prior thereto, President and Chief
                          Executive Officer.

Robert C. Buchanan        President and Chief Executive Officer, Fox Valley Corporation,         Grady, W. H. Company
                          Appleton, Wisconsin.                                                   Firstar Corporation

Robert E. Carlson         Executive Vice President of NML since 1987.  Senior Vice President
                          1982-1987.  Prior thereto, Vice President-Research, Life Insurance
                          Marketing and Research Association, Farmington, Connecticut.

George A. Dickerman       Chairman of the Board, Spalding Sports Worldwide, Chicopee,            Evenflo & Spalding Holdings Corp.
                          Massachusetts, since 1981.

Pierre S. Du Pont         Attorney, Richards, Layton & Finger, Wilmington, Delaware, since       Louisiana-Pacific Corporation
                          1985; prior thereto, Governor of Delaware.                             Pet Incorporated
                                                                                                 Whitman Corporation

James D. Ericson          President and Chief Executive Officer of NML since 10-1-93.            MGIC Investment Corporation
                          President and Chief Operating Officer 1991-1993.  President            Kohl's Corporation
                          1990-1991; Executive Vice President 1987-1990; prior thereto, Senior   Consolidated Paper Inc.
                          Vice President-Investments 1980-1987.                                  Mason Street Funds, Inc.

J. E. Gallegos            Attorney, Gallegos Law Firm, Santa Fe, New Mexico since 1988; prior thereto, Chairman of the Board, Enviromed Inc., Santa Fe, New
                          Mexico, since 1987; prior thereto, President, Jones, Gallegos, Snead
                          & Wertheim, P.A., Santa Fe, New Mexico.


                                                                        36

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K

                                                  PRINCIPAL OCCUPATION
        TRUSTEE                                  DURING PAST FIVE YEARS                                    DIRECTORSHIPS
----------------------------------------------------------------------------------------------------------------------------------
Stephen N. Graff          Office Managing Partner (retired), Arthur Andersen LLP, Milwaukee,     Mason Street Funds, Inc.
                          Wisconsin, since 1994.  Managing Partner (Milwaukee office) 1981-93;   Regal-Beloit Corporation
                          head of Audit Division 1978-81.

Patricia Albjerg Graham   President, Spencer Foundation, Chicago, Illinois, since 1991; and
                          Professor of the History of American Education, Harvard University,
                          Cambridge, Massachusetts, since 1974.  Dean of the Graduate School of Education at Harvard 1982-1991.

Stephen F. Keller         Former Chairman, The Santa Anita Companies, and Attorney, Los
                          Angeles, California, since August 1996.  Chairman, The Santa Anita
                          Companies, 1993-1996.  Chairman, Santa Anita Realty Enterprises; and
                          President, Santa Anita Operating Company, Arcadia, California,
                          1992-1993.  President and C.O.O., The Santa Anita Companies,
                          Arcadia, California, 7/91 to 1/92.  Attorney, Fulbright & Jaworski,
                          Los Angeles, California, 1/91 to 7/91.  attorney, Seidler, Amdec
                          Securities, Inc., Los Angeles, California 1987-1991.  Prior thereto,
                          Attorney, Lillick McHose & Charles, Los Angeles, California.

Barbara A. King           President, Landscape Structures, Inc., Delano, Minnesota, since 1973.

J. Thomas Lewis           Attorney, Monroe & Lemann, New Orleans, Louisiana.

Daniel F. McKeithan, Jr.  President, Tamarack Petroleum Co. Inc., Milwaukee, Wisconsin, since    Firstar Corporation
                          1982.                                                                  Marcus Corporation
                                                                                                 WICOR Corporation

Guy A. Osborn             Retired Chairman, Universal Foods Corp., Milwaukee, Wisconsin, since   Firstar Corporation
                          April 1997.  Chairman, October 1996-1997.  Chairman and Chief          Firstar Bank Milwaukee
                          Executive Officer, 1990-1996.  Prior thereto, Chief Executive          Fleming Cos.
                          Officer 1988-1990.                                                     Universal Foods Corporation
                                                                                                 WICOR
                                                                                                 Wisconsin Gas Company

Timothy D. Proctor        Senior Vice President Human Resources, General Counsel and
                          Secretary, Glaxo Wellcome Inc., since 1996.  Senior Vice President,
                          General Counsel and Secretary, 1994-1996; Vice President and General
                          Counsel, 1993-1994.  Prior thereto Vice President and Associate
                          General Counsel, Merck & Co., Inc., 1980-1993.



                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


                                                  PRINCIPAL OCCUPATION
        TRUSTEE                                  DURING PAST FIVE YEARS                                    DIRECTORSHIPS
----------------------------------------------------------------------------------------------------------------------------------
Donald J. Schuenke        Chairman of the Board, Northern Telecom Limited since April 1994.      A. O. Smith Corporation
                          Retired Chairman of NML since 2-1-94.  Chairman of the Board of NML    Badger Meter, Inc.
                          10-1-93 to 1-31-94.  Chairman and Chief Executive Officer 1990-1993.   Federal Home Loan Mortgage
                           President and Chief Executive Officer 1983-1990; President and        Corporation (Freddie Mac)
                          Chief Operating Officer 1981-1983; President 1980-1981; prior          Northern Telecom, Ltd.
                          thereto, Senior Vice President-Investments.

H. Mason Sizemore, Jr.    President and Chief Operating Officer, The Seattle Times, Seattle,
                          Washington since 1985.

Harold B. Smith           Chairman, Executive Committee, Illinois Tool Works Inc., Glenview,     Grainger, W. W., Inc.
                          Illinois since 1982; Vice Chairman, 1981; prior thereto, President.    Illinois Tool Works Inc.
                                                                                                 Northern Trust Corporation

Sherwood H. Smith, Jr.    Chairman of the Board, Carolina Power & Light Company, Raleigh,        Carolina Power & Light Co.
                          North Carolina, since October 1996.  Chairman and Chief Executive      Northern Telecom Ltd.
                          Officer, 1992-1996.  Prior thereto, Chairman/President and CEO         Springs Industries, Inc.
                          1980-1992; President and CEO 1979-1980; President 1976-1979.           Wachovia Corporation


John E. Steuri            Chairman, Advanced Thermal Technologies, Little Rock, Arkansas,        National Computer Systems
                          since May 1997.  Retired Chairman and CEO *ALLTEL Information
                          Services, Inc., Little Rock, Arkansas, 1996-1997.  Chairman and CEO
                          1989-1996.


John J. Stollenwerk       President and Owner, Allen-Edmonds Shoe Corporation, Port              Badger Meter, Inc.
                          Washington, Wisconsin since 1980.                                      Firstar Bank Milwaukee N.A.
                                                                                                 Koss Corporation

Barry L. Williams         President and Chief Executive Officer, Williams Pacific Ventures,      American President Companies
                          Inc., San Francisco, California, since 1/1993.  Prior thereto:         Pacific Gas & Electric
                          President 1987-1992; President and Chief Executive Officer, C. N.      Simpson Manufacturing Company
                          Flagg Power, Inc., Meriden, Connecticut 1988-1992.  Prior thereto,     Tenera L.P.
                          Managing Principal, Bechtel Investments, Inc. and Sequoia
                          Investments, Inc., San Francisco, California.

Kathryn D. Wriston        Director of various corporations.                                      Santa Fe Energy Resources
                                                                                                 Stanley Works, The


* Note: Prior to 2/15/95, this company was known as Systematics Information Services, Inc.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 10. (continued)

       (f) To the best of the Registrant's knowledge, none of the Registrant's Executive Officers or Trustees have been involved in any of the items required to be reported in response to Item 401(f) of Regulation S-K.

       (g)  Not applicable.





                             Item 11 is on page 42.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 11. Executive Compensation

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

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Not applicable. The Registrant is a mutual life insurance company and has no stockholders as such.

         (b)  Not applicable.

         (c)  Not applicable.





                             Item 13 is on page 44.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 13.  Certain Relationships and Related Transactions

       (a) (1) The Registrant's second-tier subsidiary, Northwestern Mutual Investment Services, Inc. ("NMIS"), serves as the investment advisor to Northwestern Mutual Series Fund, Inc. and Mason Street Funds, Inc. (the "Funds"), series companies registered as open-end management companies under the Investment Company Act of 1940 and each consisting of nine portfolios; and the Registrant is a party to investment advisory agreements with both funds. The investment advisory agreements were entered into or renewed during the fiscal year. Various Trustees and Officers of the Registrant serve as directors and officers of the Funds and may be deemed to have a direct or indirect material interest in the existence of the investment advisory agreements.


            (2) Various Trustees and Officers of the Registrant have securities accounts with Robert W. Baird and Co. Incorporated ("Baird") and effected transactions through such accounts during the fiscal year. Baird is a regional broker-dealer firm and a member of the New York Stock Exchange. Baird is a majority-owned indirect subsidiary of the Registrant.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 13. (continued)

       (b)  Not applicable.

       (c) Loans are made to Trustees and officers in accordance with the provisions of insurance policies which they may own. Such loans are made in the ordinary course of business and are administered solely according to the terms of the policy.

       (d) Not applicable. The Registrant was not organized within the past five years.




                             Item 14 is on page 46.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K         Page

          (a) Financial Statements and Exhibits                                     16

              (1)  NML Variable Annuity Account A (in Part II, Item  8)
                     Statement of Assets and Liabilities,
                          December 31, 1997 and 1996
                     Statement of Operations and Changes in
                          Equity, for years ended December 31,
                          1997, 1996 and 1995
                     Notes to Financial
                          Statements
                     Report of Independent Accountants


              (2)  NML Variable  Annuity Account C (in Part II, Item 8)             25
                     Statement of Assets and Liabilities, December 31, 1997
                          and 1996
                     Statement of Operations and Changes in
                          Equity, for years ended December 31,
                          1997, 1996 and 1995
                     Notes to Financial
                          Statements
                     Report of Independent Accountants
              (3)  The Northwestern Mutual Life Insurance Company                   47
                   Attached are:
                     Report of Independent Accountants
                     Consolidated Statement of Financial
                          Position, December 31, 1997 and 1996
                     Consolidated Statement of Operations, for
                          years ended December 31, 1997, 1996 and
                          1995
                     Consolidated Statement of General
                          Contingency Reserve, for years ended
                          December 31, 1997, 1996 and 1995
                     Consolidated Statement of Cash Flows, for
                          years ended December 31, 1997, 1996 and
                          1995
                     Notes to Financial
                          Statements

       (b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1997.

       (c)  Compensation amounts deferred in 1997 are
            included as Exhibit I.                                                  65

            Financial Statements of majority owned subsidiaries of the Registrant not consolidated have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.

       (d)  Not applicable.



                                                                        44

THE NORTHWESTERN MUTUAL LIFE
INSURANCE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS
GENERAL DISTRIBUTION

DECEMBER 31, 1997, 1996 AND 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Policyowners of The Northwestern Mutual Life Insurance Company


We have audited the accompanying consolidated statement of financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, of changes in general contingency reserve and of cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our report dated January 24, 1996, we expressed an opinion that the 1995 consolidated financial statements, prepared using accounting practices prescribed or permitted by the Insurance Departments of the states in which the Company and its subsidiary were domiciled (statutory basis of accounting), were presented fairly, in all material respects, in conformity with generally accepted accounting principles. As described in Note 1 to these financial statements, pursuant to the pronouncement of the Financial Accounting Standards Board, financial statements of mutual life insurance enterprises prepared using accounting practices prescribed or permitted by insurance regulators (statutory basis of accounting) are no longer considered presentations in conformity with generally accepted accounting principles. Accordingly, our present opinion on the presentation of the 1995 financial statements, as presented herein, is different from that expressed in our previous report.

As described in Note 1, these consolidated financial statements were prepared in conformity with accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (statutory basis of accounting), which practices differ from generally accepted accounting principles. Accordingly, the consolidated financial statements are not intended to represent a presentation in accordance with generally accepted accounting principles. The effects on the consolidated financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, the consolidated financial statements audited by us (1) do not present fairly in conformity with generally accepted accounting principles, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary at December 31, 1997 and 1996, or the results of their operations or their cash flows for each of the three years in the period ended December 31, 1997 because of the effects of the variances between the statutory basis of accounting and generally accepted accounting principles referred to in the preceding paragraph and (2) do present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, on the basis of accounting described in Note 1.



January 26, 1998

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (in millions)


                                                   December 31,
                                                 ----------------
                                                  1997     1996
                                                 ------    ------
                                   Assets

Bonds                                            $32,359  $29,076
Common and preferred stocks                        6,524    4,728
Mortgage loans                                    10,835    9,564
Real estate                                        1,372    1,385
Policy loans                                       7,163    6,802
Other investments                                  2,026    1,714
Cash and temporary investments                       572    1,131
Due and accrued investment income                    795      764
Other assets                                       1,275    1,177
Separate account assets                            8,160    6,339
                                                 -------  -------

      Total assets                               $71,081  $62,680
                                                 =======  =======


                 Liabilities and General Contingency Reserve


Reserves for policy benefits                     $47,343  $43,209
Policy benefit and premium deposits                1,624    1,567
Policyowner dividends payable                      2,640    2,350
Interest maintenance reserve                         461      299
Asset valuation reserve                            1,974    1,538
Income taxes payable                               1,043      942
Other liabilities                                  3,735    2,921
Separate account liabilities                       8,160    6,339
                                                 -------  -------

      Total liabilities                           66,980   59,165

General contingency reserve                        4,101    3,515
                                                 -------  -------

      Total liabilities and general
        contingency reserve                      $71,081  $62,680
                                                 =======  =======


                   The accompanying notes are an integral
                      part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (in millions)

                                                            For the year ended
                                                               December 31,
                                                          ----------------------
                                                           1997    1996    1995
                                                          ------  ------  ------
Revenue
     Premiums                                             $7,294  $6,667  $6,196
     Net investment income                                 4,171   3,836   3,673
     Policy benefits left with Company and other income      861     759     733
                                                          ------  ------  ------

          Total revenue                                   12,326  11,262  10,602
                                                          ------  ------  ------

Benefits and expenses
     Benefit payments to policyowners and beneficiaries:
      Death benefits                                         775     673     655
      Surrender benefits                                   1,422   1,182   1,375
      Disability benefits                                    227     202     174
      Annuity benefits                                       140     128      92
      Matured endowments                                      58      52      48
      Payments from policy benefits left with Company        707     684     590
                                                          ------  ------  ------

          Benefits paid                                    3,329   2,921   2,934

     Net transfers to separate accounts                      566     579     236
     Net additions to policy reserves                      4,026   3,701   3,506
                                                          ------  ------  ------

          Total benefits                                   7,921   7,201   6,676

     Operating expenses                                    1,138   1,043   1,026
                                                          ------  ------  ------

          Total benefits and expenses                      9,059   8,244   7,702
                                                          ------  ------  ------

Gain from operations before income taxes and dividends     3,267   3,018   2,900

Policyowner dividends                                      2,636   2,341   2,111
                                                          ------  ------  ------

Gain from operations before taxes                            631     677     789
Income tax expense                                           356     452     467
                                                          ------  ------  ------

Net gain from operations                                     275     225     322
Net realized capital gains                                   414     395     137
                                                          ------  ------  ------

          Net income                                      $  689  $  620  $  459
                                                          ======  ======  ======


                     The accompanying notes are an integral
                       part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        CONSOLIDATED STATEMENT OF CHANGES IN GENERAL CONTINGENCY RESERVE
                                 (in millions)


                                                      For the year ended
                                                         December 31,
                                                    ----------------------
                                                     1997    1996    1995
                                                    ------  ------  ------

     Beginning of year balance                      $3,515  $2,786  $2,225

          Net income                                   689     620     459

          Increase in net unrealized capital gains     576     295     373

          Increase in investment reserves             (526)   (176)   (237)

          Other, net                                  (153)    (10)    (34)
                                                    ------  ------  ------

     Net increase in general contingency reserve       586     729     561
                                                    ------  ------  ------

     End of year balance                            $4,101  $3,515  $2,786
                                                    ======  ======  ======



                     The accompanying notes are an integral
                       part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)

                                                         For the year ended
                                                             December 31,
                                                      -------------------------
                                                        1997     1996     1995
                                                      -------  -------  -------
Cash flows from operating activities
     Insurance and annuity premiums                    $8,093   $7,361   $6,864
     Investment income received                         3,928    3,634    3,480
     Net disbursement of policy loans                    (360)    (326)    (331)
     Benefits paid to policyowners and beneficiaries   (3,316)  (2,912)  (2,939)
     Net transfers to separate accounts                  (565)    (579)    (236)
     Policyowner dividends paid                        (2,347)  (2,105)  (1,945)
     Operating expenses and taxes                      (1,722)  (1,663)  (1,364)
     Other, net                                           564    1,558      381
                                                      -------  -------  -------

          Net cash provided by operating activities     4,275    4,968    3,910
                                                      -------  -------  -------

Cash flows from investing activities
     Proceeds from investments sold or matured
          Bonds                                        38,284   31,942   25,317
          Common and preferred stocks                   9,057    4,570    2,465
          Mortgage loans                                1,012    1,253      431
          Real estate                                     302      178       48
          Other invested assets                           398      316      149
                                                      -------  -------  -------

                                                       49,053   38,259   28,410
                                                      -------  -------  -------

     Cost of investments acquired
          Bonds                                        41,169   35,342   27,596
          Common and preferred stocks                   9,848    4,463    2,562
          Mortgage loans                                2,309    2,455    1,883
          Real estate                                     202      125      202
          Other invested assets                           359      255      336
                                                      -------  -------  -------

                                                       53,887   42,640   32,579
                                                      -------  -------  -------

          Net cash used in investing activities        (4,834)  (4,381)  (4,169)
                                                      -------  -------  -------

          Net (decrease) increase in cash
           and temporary investments                     (559)     587     (259)

Cash and temporary investments, beginning of year       1,131      544      803
                                                      -------  -------  -------

Cash and temporary investments, end of year           $   572  $ 1,131  $   544
                                                      =======  =======  =======


                     The accompanying notes are an integral
                       part of the financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



NOTE 1 - PRINCIPAL ACCOUNTING POLICIES

The accompanying consolidated statutory financial statements include the accounts of The Northwestern Mutual Life Insurance Company ("Company") and its wholly-owned life insurance subsidiary, Northwestern Long Term Care Insurance Company ( "Subsidiary"). The Company offers life, annuity and disability income products to the personal, business, estate and tax-qualified markets.

The consolidated financial statements have been prepared using accounting policies prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin ("statutory basis of accounting"). Prior to December 15, 1995, these policies were considered generally accepted accounting principles ("GAAP") for mutual life insurance enterprises. However, in April 1993, the Financial Accounting Standards Board issued Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance Companies and Other Enterprises," which established a different definition of GAAP for mutual life insurance enterprises. Under the Interpretation, financial statements of mutual life insurance enterprises for periods beginning after December 15, 1995 which are prepared on the statutory basis of accounting are no longer characterized as being in conformity with GAAP.

Financial statements prepared on the statutory basis of accounting vary from financial statements prepared on a GAAP basis primarily because on a GAAP basis
(1) policy acquisition costs are deferred and amortized, (2) investment valuations and insurance reserves are based on different assumptions, (3) funds received under deposit-type contracts are not reported as premium revenue, and
(4) deferred taxes are provided for temporary differences between book and tax basis of certain assets and liabilities. The effects on the financial statements of the differences between the statutory basis of accounting and GAAP are material to the Company.

The preparation of financial statements in conformity with the statutory basis of accounting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual future results could differ from these estimates.

Investments

The Company's investments are valued on the following bases:


Bonds                 -      Amortized cost using the interest method;
                             loan-backed and structured securities are amortized using estimated prepayment rates and, generally, the prospective adjustment method

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


Common and preferred stocks     -    Common stocks are carried at market value,
                                     preferred stocks are generally carried at
                                     cost, and unconsolidated subsidiaries are
                                     recorded as equity in subsidiaries' net
                                     assets
Mortgage loans                  -    Amortized cost
Real estate                     -    Lower of cost, less depreciation and
                                     encumbrances, or estimated net realizable
                                     value
Policy loans                    -    Unpaid principal balance, which
                                     approximates fair value
Other investments               -    Consists primarily of joint ventures which
                                     are valued at equity in ventures' net
                                     assets
Cash and temporary investments  -    Amortized cost, which approximates fair
                                     value

Cash and Temporary Investments

Temporary investments consist of debt securities that have maturities of one year or less at acquisition.

Net Investment Income

Net investment income includes interest and dividends received or due and accrued on debt securities and stocks, equity in unconsolidated subsidiaries' earnings and the Company's prorated portion of joint venture income. Net investment income is reduced by investment management expenses, real estate depreciation and depletion related to energy assets.

Interest Maintenance Reserve

The Company is required to maintain an interest maintenance reserve ("IMR"). The IMR is used to defer realized gains and losses, net of tax, on fixed income investments resulting from changes in interest rates. Net realized gains and losses deferred to the IMR are amortized into investment income over the approximate remaining term to maturity of the investment sold.

Asset Valuation Reserve

The Company is required to maintain an asset valuation reserve ("AVR"). The AVR establishes a general reserve for invested assets held by the Company using a formula prescribed by state regulations. The AVR is designed to stabilize the general contingency reserves against potential declines in the value of investments.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


Separate Account Business

Separate account assets and related policy liabilities represent the segregation of funds deposited by "variable" life insurance and annuity policyowners. Policyowners bear the investment performance risk associated with variable products. Separate account assets are invested at the direction of the policyowner in a variety of Company-managed mutual funds and/or a fixed interest rate option. Separate account assets are reported at fair market value.


Reserves for Policy Benefits

Reserves for policy benefits are determined by actuarial estimates based on mortality and morbidity experience tables and valuation interest rates prescribed by the Office of the Commissioner of Insurance of the State of Wisconsin. See Note 3.

Premium Revenue and Operating Expenses

Life insurance premiums are recognized as revenue at the beginning of each policy year. Annuity and disability income premiums are recognized when received by the Company. Operating expenses, including costs of acquiring new policies, are charged to operations as incurred.

Policyowner Dividends

All life insurance policies, and certain annuity and disability income policies, issued by the Company are participating. Annually, the Company's Board of Trustees approves dividends payable on participating policies in the following fiscal year, which are accrued and charged to operations when approved.

Reclassification

Certain 1996 and 1995 financial statement balances have been reclassified to conform to the current year presentation.

NOTE 2 - INVESTMENTS

Debt Securities

Debt securities consist of all bonds and fixed-maturity preferred stocks. The estimated market values of debt securities are based upon quoted market prices, if available. For securities not actively traded, fair values are estimated using independent pricing services or internally developed pricing models.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



Statement value, which principally represents amortized cost, and estimated market value of the Company's debt securities at December 31, 1997 and 1996 are as follows:


December 31, 1997                         Reconciliation to Estimated Market Value
-----------------                      ----------------------------------------------
                                            Gross           Gross        Estimated
                            Statement    Unrealized      Unrealized       Market
                              Value     Appreciation    Depreciation      Value
                            ---------  --------------  --------------  --------------
                                                        (in millions)
US Government and
 political obligations      $   3,695   $         336   $          (3)  $       4,028

Mortgage-backed securities      7,015             264              (4)          7,275

Corporate and other
 debt securities               21,649           1,098            (208)         22,539
                            ---------  --------------  --------------  --------------

                               32,359           1,698            (215)         33,842

Preferred stocks                  167               4              (2)            169
                            ---------  --------------  --------------  --------------

  Total                     $  32,526  $        1,702  $         (217) $       34,011
                            =========  ==============  ==============  ==============


December 31, 1996                      Reconciliation to Estimated Market Value
-----------------                      ----------------------------------------------
                                             Gross           Gross       Estimated
                            Statement     Unrealized      Unrealized       Market
                              Value      Appreciation    Depreciation      Value
                            ---------  --------------  --------------  --------------
                                                        (in millions)
US Government and
 political obligations      $   4,789  $          171  $           (2) $        4,958

Mortgage-backed securities      6,747             179             (38)          6,888

Corporate and other
 debt securities               17,540             776             (99)         18,217
                            ---------  --------------  --------------  --------------

                               29,076           1,126            (139)         30,063

Preferred stocks                   84               6              (1)             89
                            ---------  --------------  --------------  --------------

  Total                     $  29,160  $        1,132  $         (140) $       30,152
                            =========  ==============  ==============  ==============

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



The statement value of debt securities by contractual maturity at December 31, 1997 and 1996 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                December 31,    December 31,
                                                   1997            1996
                                                ------------   -------------
                                                       (in millions)


        Due in one year or less                   $    605    $     457

        Due after one year through five years        4,878        4,077

        Due after five years through ten years       9,760        7,802

        Due after ten years                         10,268       10,077
                                                  --------    ---------

                                                    25,511       22,413

        Mortgage-backed securities                   7,015        6,747
                                                  --------    ---------

                                                  $ 32,526    $  29,160
                                                  ========    =========


Stocks

The estimated market values of common and perpetual preferred stocks are based upon quoted market prices, if available. For securities not actively traded, fair values are estimated using independent pricing services or internally developed pricing models.

The cost of common and preferred stock held by the Company at December 31, 1997 and 1996 is $5.0 billion and $3.7 billion, respectively.

Mortgage Loans and Real Estate

Mortgage loans are collateralized by properties located throughout the United States and Canada. The Company attempts to minimize mortgage loan investment risk by diversification of geographic locations and types of properties.

The fair value of mortgage loans as of December 31, 1997 and 1996 was approximately $11.5 billion and $9.8 billion, respectively. The fair value of the mortgage loan portfolio is estimated by discounting the future estimated cash flows using current interest rates of debt securities with similar credit risk and maturities, or utilizing net realizable values.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



At December 31, 1997, real estate includes $61 million acquired through foreclosure and $124 million of home office real estate. In 1997 and 1996, the Company recorded unrealized losses of $2 million and $43 million, respectively, for the excess of carrying value over fair value of certain real estate investments and mortgage loans.

Realized Gains and Losses

Realized investment gains and losses for the years ended December 31, 1997, 1996 and 1995 are as follows:


                           For the year ended              For the year ended            For the year ended
                           December 31, 1997               December 31, 1996             December 31, 1995
                       -----------------------------   ----------------------------  ----------------------------
                                               Net                           Net                           Net
                                            Realized                       Realized                      Realized
                       Realized    Realized   Gains    Realized  Realized   Gains    Realized  Realized   Gains
                         Gains      Losses   (Losses)   Gains     Losses   (Losses)   Gains     Losses   (Losses)
                       ---------  --------- ---------  --------  -------- ---------- --------  -------- ---------
                                                               (In millions)
Bonds                  $    518  $  (269)    $  249   $   396  $   (383)    $   13    $  576  $  (130)    $  446
Common and
preferred Stocks            533     (150)       383       580      (115)       465       574     (429)       145
Mortgage loans               14      (14)         -         2       (15)       (13)        2      (32)       (30)
Real estate                 100       (2)        98        36         0         36        14       (3)        11
Other invested
assets                      338     (105)       233       204       (51)       153       188      (95)        93
                        -------  -------     ------   -------   -------     ------    ------  -------     ------

                        $ 1,503  $  (540)    $  963   $ 1,218   $  (564)    $  654    $1,354  $  (689)    $  665
                        =======  =======     ======   =======   =======     ======    ======  =======     ======
Less: Capital
 gains taxes                                    340                            224                           239
Less:  IMR deferrals                            209                             35                           289
                                             ------                         ------                        ------

Net realized
 capital gains                               $  414                         $  395                        $  137
                                             ======                         ======                        ======


Securities Lending

The Company has entered into a securities lending agreement whereby certain securities are loaned to third parties, primarily major brokerage firms. The Company's policy requires a minimum of 102 percent of the fair value of the loaned securities as collateral, calculated on a daily basis in the form of either cash or securities. Collateral assets received and related liability due to counterparties of $1.5 billion and $1.0 billion are included in the consolidated statements of financial position at December 31, 1997 and 1996, respectively, and approximate the statement value of securities loaned at those dates.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



Investment in MGIC

The Company owns 18.4% (20.9 million shares) of the outstanding common stock of MGIC Investment Corporation ("MGIC"). This investment is accounted for using the equity method. At December 31, 1997, the market value of the Company's investment in MGIC exceeded the statement value of $273 million by $768 million.

In July 1995, the Company entered into a forward contract with a brokerage firm to deliver 8.8 million to 10.7 million shares of MGIC (or cash in an amount equal to the market value of the MGIC shares at contract maturity) in August, 1998, in exchange for a fixed cash payment of $247 million ($24 per share).
The Company's objective in entering into the forward contract was to hedge against depreciation in the value of its MGIC holdings during the contract period below the initial spot price of $24, while partially participating in appreciation, if any, during the forward contract's duration.

Derivative Financial Instruments

In the normal course of business, the Company enters into transactions to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and market volatility. These hedging strategies include the use of forwards, futures, options and swaps. In addition to the use of derivatives for hedging purposes, equity swaps were held for investment purposes during 1997.

The Company held the following positions for hedging purposes at December 31, 1997:


                                            Notional
   Derivative Financial Instrument          Amounts               Risks Reduced
--------------------------------------  ----------------  ----------------------------------------
                                            (inmillions)

Foreign Currency Forward Contracts              $564      Currency exposure on foreign-
                                                          denominated investments.

Common Stock Futures                             327      Stock market price fluctuation.

Bond Futures                                      95      Bond market price fluctuation.

Options to acquire Interest Rate Swaps           530      Interest rates payable on
                                                          certain annuity and insurance contracts.

Foreign Currency and Interest Rate Swaps         209      Interest rates on variable rate
                                                          notes and currency exposure on foreign- denominated bonds.


The notional or contractual amounts of derivative financial instruments are used to denominate

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


these types of transactions and do not represent the amounts exchanged between the parties.

The notional amount of equity swaps outstanding at December 31, 1997 was $143 million.

The hedges are recorded by the Company in the same manner as the underlying investments. Foreign currency forwards, foreign currency swaps, stock futures, and options to acquire interest rate swaps are reported at market value. There is no statement value reported for interest rate swaps and bond futures prior to the settlement of the contract. Changes in the values of these contracts are expected to offset gains and losses on the hedged items. For hedges reported at market value, gains and losses are unrealized until expiration of the contract. The effect of derivative transactions is not material to the Company's results of operations or financial position.


NOTE 3 - RESERVES FOR POLICY BENEFITS

Life insurance reserves on substantially all policies issued since 1978 are based on the Commissioner's Reserve Valuation Method ("CRVM") with interest rates ranging from 3-1/2% to 5-1/2%. Other life policy reserves are based primarily on the net level premium method employing various mortality tables at interest rates ranging from 2% to 4-1/2%.

Deferred annuity reserves on contracts issued since 1985 are valued using CRVM with interest rates ranging from 3-1/2% to 6-1/4%. Other deferred annuity reserves are based on the contract value. Immediate annuity reserves are based on present values of expected benefit payments at interest rates ranging from 3-1/2% to 7-1/2%.

Active life reserves for disability income ("DI") policies issued since 1987 are primarily based on the two-year preliminary term method using a 4% interest rate and the 1985 Commissioner's Individual Disability Table A ("CIDA") for morbidity. Active life reserves for prior DI policies are estimated using the net level premium method, a 3% to 4% interest rate and the 1964 Commissioner's Disability Table for morbidity. Disabled life reserves for DI policies are based on the present values of expected benefit payments using primarily the 1985 CIDA (modified for Company experience in the first two years of disability) with interest rates ranging from 3% to 5-1/2%.

Use of these actuarial tables and methods involves estimation of future mortality and morbidity based on past experience. Actual future experience could differ from these estimates.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



NOTE 4 - EMPLOYEE AND AGENT BENEFIT PLANS

The Company sponsors noncontributory defined benefit retirement plans for all eligible employees and agents. The expense associated with these plans is generally recorded by the Company in the period contributions to the plans are funded. As of January 1, 1997, the most recent actuarial valuation date available, the defined benefit plans were fully funded. In addition, the Company has a contributory 401(k) plan for eligible employees and a noncontributory defined contribution plan for all full-time agents. The Company's contributions are expensed in the period contributions are required under the plan. The defined benefit and defined contribution plans' assets of $1.4 billion at December 31, 1997 are primarily invested in the separate accounts of the Company.

In addition to pension benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. Postretirement benefit cost for the year ended December 31, 1997 was a net benefit of $1.3 million; it includes the expected cost of postretirement benefits for newly eligible and vested employees, interest cost and return on plan assets totaling $3.6 million, offset by gains from favorable differences between actuarial assumptions and actual experience of $4.9 million.


                                                    December 31,           December 31,
                                                        1997                  1996
                                                    ------------           -----------
   Unfunded postretirement benefit obligation
   for retirees and other fully eligible employees  $34 million           $35 million
   (Accrued in statement of financial position)

   Estimated postretirement benefit obligation
   for active non-vested employees (Not accrued
   until employee vests)                            $50 million           $43 million

   Discount rate                                    7%                    7%

   Health care cost trend rate                      10% to an ultimate    10% to an ultimate
                                                    5%, declining 1%      5%, declining 1%
                                                    for 5 years           for 5 years


If the health care cost trend rate assumptions were increased by 1%, the accrued postretirement benefit obligation as of December 31, 1997 would be increased by $4 million.

At December 31, 1997, the recorded postretirement benefit obligation was reduced by $20 million for assets funded for postretirement health care benefits.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



NOTE 5 - REINSURANCE

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding to reinsurers under excess coverage and co-insurance contracts. The Company retains a maximum of $15 million of coverage per individual life and $20 million maximum of coverage per joint life. The Company has an excess reinsurance contract for disability income policies with retention limits varying based upon on coverage type.

The amounts shown in the accompanying consolidated financial statements are net of reinsurance activity. Benefit reserves at December 31, 1997 and 1996 are reported net of reinsurance of $435 million and $355 million, respectively.
The effect of reinsurance on premiums and benefits for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                      (in millions)
                                                  1997     1996    1995
                                                 ------  -------  ------
 Direct premiums                                 $7,647   $7,064  $6,452
 Reinsurance ceded                                 (353)    (397)   (256)
                                                 ------  -------  ------

 Net premium revenue                             $7,294   $6,667  $6,196
                                                 ======  =======  ======

 Benefits to policyowners and beneficiaries      $8,057   $7,348  $6,818
 Reinsurance recoveries                            (136)    (147)   (142)
                                                 ------  -------  ------

 Net benefits to policyowners and beneficiaries  $7,921   $7,201  $6,676
                                                 ======  =======  ======


In addition, the Company received $115 million, $93 million and $67 million in 1997, 1996 and 1995 respectively, from reinsurers representing reimbursement of commissions and other expenses. These amounts are included in other income in the consolidated statement of operations.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



NOTE 6 - INCOME TAXES

Provisions for income taxes are based on current income tax payable without recognition of deferred taxes. The Company files a consolidated life-nonlife federal income tax return. Federal income tax returns for years through 1988 are closed as to further assessment of tax. Adequate provision has been made in the financial statements for any additional taxes which may become due with respect to the open years.

The Company's effective tax rate on gains from operations before income tax expense (after dividends) in 1997, 1996 and 1995 were 56%, 67% and 60%, respectively. The Company's effective tax rate exceeds the federal corporate rate of 35% because, (1) the Company pays a tax that is assessed only on mutual life insurance companies which treats a portion of policyholder dividends like nondeductible dividends paid to shareholders of stock companies ("equity tax"), and (2) the Company must capitalize and amortize (as opposed to immediately deducting) an amount deemed to represent the cost of acquiring new business ("DAC tax").


NOTE 7 - CONTINGENCIES

The Company has guaranteed certain obligations of its affiliates. These guarantees totaled approximately $112 million at December 31, 1997 and are generally supported by the underlying net asset values of the affiliates.

The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, any losses resulting from such actions would not have a material effect on the Company's financial condition.


Doc. No. 79585

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                                   EXHIBIT I

Reference is made to a form of deferred compensation agreement filed as Exhibit B-2 with Form 10-K for 1970 and The Northwestern Mutual Employee Savings Plan filed as Exhibit II for 1985. Pursuant to such contracts the following amounts were deferred in 1997:


Executive Officers
------------------
James D. Ericson            $  224,500
Robert E. Carlson               81,500
Walt J. Wojcik                 202,000
Mason G. Ross                   18,300
Frederic H. Sweet               15,780
James F. Reiskytl               16,700
Richard L. Hall                 27,950
Gary E. Long                    57,500
Donald L. Mellish               46,800
Deborah A. Beck                 33,500
Edward J. Zore                  33,500
Dennis Tamcsin                  71,500
Peter W. Bruce                  58,220
Mark G. Doll                    57,500
John M. Bremer                  45,500
James W. Ehrenstrom             60,500
William C. Koenig               15,000
Leonard F. Stecklein            14,100
Martha M. Valerio              111,830
W. Ward White                   32,508
Barbara F. Piehler              38,500
Thomas E. Dyer                  31,900
Steven T. Catlett               11,856
Gregory C. Oberland              9,500
Susan A. Lueger                 41,760
Meridee J. Maynard              47,200
William H. Beckley              19,100
Robert J. Berdan                17,300
Bruce L. Miller                 24,500
John E. Schlifske               13,520

Trustees
--------
Stephen F. Keller               45,750
R. Quintus Anderson #2          51,250
Jake E. Gallegos #2             45,750
Patricia Albjerg Graham #2      46,750
Robert C. Buchanan              42,150
Edward E. Barr                  46,750
Sherwood H. Smith, Jr.          50,250
John J. Stollenwerk             83,650
Herman M. Sizemore              45,750
George A. Dickerman             43,250
John E. Steuri                  50,250
Barbara A. King                 28,000

                            $2,059,374
                            ==========

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



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


                                           THE NORTHWESTERN MUTUAL LIFE
                                                 INSURANCE COMPANY
                                                   (Registrant)

                              By   James D. Ericson
                                   -------------------------------------
                                   James D. Ericson
                                   President and Chief Executive Officer


                              By   Gary E. Long
                                   -------------------------------------
                                   Gary E. Long
                                  Vice President and Controller


Date:  March 23, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 Title

James D. Ericson                 Trustee, President and Chief Executive Officer
-----------------------
James D. Ericson


                                                            Dated March 23, 1998

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                             SIGNATURES (continued)


R.   QUINTUS ANDERSON*                          Trustee
-------------------------------
R.   Quintus Anderson


EDWARD E. BARR*                                 Trustee
-------------------------------
Edward E. Barr


GORDON T. BEAHAM, III*                          Trustee
-------------------------------
Gordon T. Beaham, III


ROBERT C. BUCHANAN*                             Trustee
-------------------------------
Robert C. Buchanan


ROBERT E. CARLSON*                              Trustee
-------------------------------
Robert E. Carlson


GEORGE A. DICKERMAN*                            Trustee
-------------------------------
George A. Dickerman


PIERRE S. DU PONT*                              Trustee     Dated March 23, 1998
-------------------------------
Pierre S. Du Pont


J.   E. GALLEGOS*                               Trustee
-------------------------------
J.   E. Gallegos


STEPHEN N. GRAFF*                               Trustee
-------------------------------
Stephen N. Graff


PATRICIA ALBJERG GRAHAM*                        Trustee
-------------------------------
Patricia Alberg Graham

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                             SIGNATURES (continued)



STEPHEN F. KELLER*                      Trustee
-------------------------------------
Stephen F. Keller


BARBARA A. KING*                        Trustee
-------------------------------------
Barbara A. King


J. THOMAS LEWIS*                        Trustee
-------------------------------------
J. Thomas Lewis

DANIEL F. McKEITHAN, JR.*               Trustee
-------------------------------------
Daniel F. McKeithan, Jr.


GUY A. OSBORN*                          Trustee
-------------------------------------
Guy A. Osborn


TIMOTHY D. PROCTOR*                     Trustee
-------------------------------------
Timothy D. Proctor


DONALD J. SCHUENKE*                     Trustee         Dated March 23, 1998
-------------------------------------
Donald J. Schuenke


H. MASON SIZEMORE, JR.*                 Trustee
-------------------------------------
H. Mason Sizemore, Jr.

HAROLD B. SMITH*                        Trustee
-------------------------------------
Harold B. Smith


SHERWOOD H. SMITH, JR.*                 Trustee
-------------------------------------
Sherwood H. Smith, Jr.


JOHN E. STEURI*                         Trustee
-------------------------------------
John E. Steuri


JOHN J. STOLLENWERK*                    Trustee
-------------------------------------
John J. Stollenwerk


BARRY L. WILLIAMS*                      Trustee
-------------------------------------
Barry L. Williams


KATHRYN D. WRISTON*                     Trustee
-------------------------------------
Kathryn D. Wriston


*By JAMES D. ERICSON*
    ---------------------------------
    James D. Ericson, Attorney in
    fact, pursuant to the Power of
    Attorney attached hereto

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



                               POWER OF ATTORNEY

     The undersigned Trustees of THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY hereby constitute and appoint James D. Ericson and Robert E. Carlson, or either of them, their true and lawful attorneys and agents to sign the names of the undersigned Trustees to (1) the registration statement or statements to be filed under the Securities Act of 1933 and to any instrument or document filed as part thereof or in connection therewith or in any way related thereto, and any and all amendments thereto in connection with variable contracts issued or sold by The Northwestern Mutual Life Insurance Company or any separate account credited therein and (2) the Form 10-K Annual Report or Reports of The Northwestern Mutual Life Insurance Company and/or its separate accounts for its or their fiscal year ended December 31, 1998 to be filed as part thereof or in connection therewith or in any way related thereto, and any and all amendments thereto. "Variable contracts" as used herein means any contracts providing for benefits or values which may vary according to the investment experience of any separate account maintained by The Northwestern Mutual Life Insurance Company, including variable annuity contracts and variable life insurance policies.
Each of the undersigned hereby ratifies and confirms all that said attorneys and agents shall do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has subscribed these presents this 23rd day of July, 1997.



                         R. QUINTUS ANDERSON           Trustee
                         ------------------------------
                         R. Quintus Anderson


                         EDWARD E. BARR                Trustee
                         ------------------------------
                         Edward E. Barr


                         GORDON T. BEAHAM, III         Trustee
                         ------------------------------
                         Gordon T. Beaham, III


                         ROBERT C. BUCHANAN            Trustee
                         ------------------------------
                         Robert C. Buchanan


                         ROBERT E. CARLSON             Trustee
                         ------------------------------
                         Robert E. Carlson


                         GEORGE A. DICKERMAN           Trustee
                         ------------------------------
                         George A. Dickerman


                         PIERRE S. DU PONT             Trustee
                         ------------------------------
                         Pierre S. Du Pont


                         JAMES D. ERICSON              Trustee
                         ------------------------------
                         James D. Ericson

                         J. E. GALLEGOS                Trustee
                         ------------------------------
                         J. E. Gallegos


                         STEPHEN N. GRAFF              Trustee
                         ------------------------------
                         Stephen N. Graff


                         PATRICIA ALBJERG GRAHAM        Trustee
                         ------------------------------
                         Patricia Albjerg Graham

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


                        STEPHEN F. KELLER             Trustee
                        ------------------------------
                        Stephen F. Keller


                        BARBARA A. KING               Trustee
                        ------------------------------
                        Barbara A. King



                        J. THOMAS LEWIS               Trustee
                        ------------------------------
                        J. Thomas Lewis



                        DANIEL F. McKEITHAN, JR.      Trustee
                        ------------------------------
                        Daniel F. McKeithan, Jr.


                        GUY A. OSBORN                 Trustee
                        ------------------------------
                        Guy A. Osborn


                        TIMOTHY D. PROCTOR            Trustee
                        ------------------------------
                        Timothy D. Proctor


                        DONALD J. SCHUENKE            Trustee
                        ------------------------------
                        Donald J. Schuenke



                        H. MASON SIZEMORE, JR.        Trustee
                        ------------------------------
                        H. Mason Sizemore, Jr.



                        HAROLD B. SMITH               Trustee
                        ------------------------------
                        Harold B. Smith


                        SHERWOOD H. SMITH, JR.        Trustee
                        ------------------------------
                        Sherwood H. Smith, Jr.


                        JOHN E. STEURI                Trustee
                        ------------------------------
                        John E. Steuri


                        JOHN J. STOLLENWERK           Trustee
                        ------------------------------
                        John J. Stollenwerk


                        BARRY L. WILLIAMS             Trustee
                        ------------------------------
                        Barry L. Williams


                        KATHRYN D. WRISTON            Trustee
                        ------------------------------
                        Kathryn D. Wriston