Form 10-K405
period 1998-12-31
NORTHWESTERN MUTUAL LIFE INSURANCE CO
filed 1999-03-31
CIK 73076

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------

Commission file numbers 333-2245 and 2-89905.
                        --------------------


                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
  in respect of NML Variable Annuity Account A & NML Variable Annuity Account C
  -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Wisconsin                                  39-0509570
        ------------------------------                   -------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

          720 East Wisconsin Avenue
             Milwaukee, Wisconsin                               53202
   ----------------------------------------                  ----------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  414/271-1444
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
 Title of each class                                 which registered
 -------------------                              ------------------------

        None                                               None
        ----                                               ----

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No      .
                                              -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. X
                            -----

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

                                 Not Applicable
                                 --------------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                      None
                                      ----

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                      ----

                    This Form 10-K report contains 66 pages.

                    The Exhibit Index is located on page 62.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K

                                     PART I

Item 1.    Business

                           Founded in 1857, The Northwestern Mutual Life Insurance Company ("Northwestern Mutual") is a mutual insurance company organized under the laws of the State of Wisconsin. Northwestern Mutual's products consist of a complete range of permanent and term life insurance, disability income insurance, long-term care insurance, mutual funds and annuities for personal, estate, retirement, business and benefits planning. Northwestern Mutual markets its insurance products and services in all 50 states of the United States and in the District of Columbia through an exclusive network of approximately 7,400 agents at December 31, 1998 associated with over 100 general agencies. At December 31, 1998, Northwestern Mutual had approximately 3,700 full and part-time employees.

                           Northwestern Mutual's three principal lines of business are: (i) life insurance, which provides a full range of individual life insurance products, including traditional whole life, CompLife, variable life and term policies to meet the needs of middle to upper income individuals, small business owners and professionals, estates and selected large corporations; (ii) disability income insurance, which provides a complete line of individual and group products, including individual non-cancelable, guaranteed renewable loss of earnings, buyout, key person, and short and long-term group coverages, marketed primarily to middle to upper income individuals, professionals, and small- to medium-sized businesses and their owners; and (iii) annuity and accumulation products, which provide individual variable, fixed and immediate annuities offered in conjunction with qualified pension plans, retirement plans for self employed individuals, individual retirement and personal non-tax qualified situations, group annuities and a family of retail mutual funds known as Mason Street Funds, marketed primarily to middle to upper income individuals, small business owners and professionals. A new business line for Northwestern Mutual, long-term care insurance, commenced in August 1998 with the introduction of its QuietCare product. For the years ended December 31, 1998, 1997 and 1996, Northwestern Mutual had total premiums, including annuity considerations and deposit funds, of $8.0 billion, $7.3 billion, and $6.7 billion, respectively, of which $6.5 billion, $5.9 billion and $5.3 billion, respectively, was attributable to life insurance, $0.5 billion, $0.5 billion and $0.5 billion, respectively, was attributable to disability income insurance and $1.0 billion, $0.9 billion and $0.9 billion, respectively, was attributable to annuity and accumulation products.


                           The life insurance industry is mature and highly competitive. Competitiveness in the life insurance business is affected by various factors including, but not limited to, product quality, financial strength and stability, claims-paying ratings, size and competence of agency force, range of product lines, customer service, and reputation. At the end of 1998, there were more than 1,500 life insurance companies in the United States and many of these companies offer individual life insurance and annuity products similar to those offered by Northwestern Mutual. In addition, Northwestern Mutual competes with banks, brokerage firms, investment advisers, mutual funds and other financial entities for investment and savings customers. In the individual and group disability markets, Northwestern Mutual competes with a limited number of major national and regional companies offering these specialized products. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell life insurance and annuity products, including Northwestern Mutual. Recent United States Supreme Court decisions have expanded the authority of national banks to sell life insurance products and annuities. From time to time, legislative proposals, including repeal or modification of the Glass-Steagall Act or the Bank Holding Company Act, which would allow banks to diversify into other businesses, including insurance, are put forth. Such proposals, if enacted, could increase the competition Northwestern Mutual will face.

                           Northwestern Mutual is licensed to transact its insurance business in, and is subject to regulation and supervision by, all 50 states of the United States and the District of Columbia. Northwestern Long Term Care Insurance Company, Northwestern's only insurance subsidiary, is authorized and regulated in all jurisdictions in which it conducts its long-term care business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurance companies, including standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurance

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


                           companies. In addition, statutes
                           and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments.

                           Robert W. Baird & Co. Incorporated ("Baird"), a subsidiary of Northwestern Mutual, is one of the nation's largest regional investment banking firms based on dollar volume of underwritings, amount of equity capital, and the number of investment officers and branch offices. Baird, a member of the New York Stock Exchange, Inc., provides broker-dealer, asset management, equity research, investment banking, merchant banking and public finance services for individuals, corporations, municipalities and institutional investors.

                           On January 1, 1999, Northwestern Mutual acquired all the outstanding common stock of Frank Russell Company ("Frank Russell"). Founded in 1936, Frank Russell is a leading investment management and consulting firm, providing investment advice, analytical tools and funds to institutional and individual investors in more than 30 countries. Through its subsidiaries, at December 31, 1998, Frank Russell managed approximately $45 billion in assets. Frank Russell is also well known for its family of market indices, including the Russell 2000, which provide complete sets of performance benchmarks for investors in Australia, Canada, Japan and the United States.

                           This Annual Report on Form 10-K of Northwestern Mutual is filed with respect to its NML Variable Annuity Account A and NML Variable Annuity Account C. These Variable Annuity Accounts are segregated asset accounts of Northwestern Mutual used to fund variable annuity contracts for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. While certain information in this Form 10-K relates to Northwestern Mutual as a whole, this Form 10-K is intended to provide information with respect to such Variable Annuity Accounts where relevant.



Item 2.    Properties

                           Northwestern Mutual owns and occupies all of the space in its home office complex in Milwaukee, Wisconsin. Northwestern Mutual is the lessee of ten leases covering its real estate regional offices in locations throughout the United States.



                              Item 3 is on page 4.

                The Northwestern Mutual Life Insurance Company
                                   Form 10-K


Item 3.    Legal Proceedings

                  Northwestern Mutual is engaged in litigation of various kinds, which in its judgment is not material in relation to its total assets. The litigation includes various administrative or judicial proceedings, relating to investments of Northwestern Mutual, arising under Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. Northwestern Mutual believes that these proceedings, singly and in the aggregate, are not material. In addition, NML Variable Annuity Accounts A and C are not engaged in any litigation which is considered material to their total assets.

Item 4.    Submission of Matters to a Vote of Security Holders

                  Not applicable. As a mutual life insurance company, Northwestern Mutual has no shareholders.

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

                  Not applicable. As a mutual life insurance company, Northwestern Mutual has no common equity securities.



                              Item 6 is on page 5.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10K


Item 6.    Selected Financial Data

           Results of Operations for NML Variable Annuity Account A for each of the five years ending December 31, follows:

                                                      1998              1997           1996                1995          1994
                                                  -----------       -----------     -----------       ------------    -----------
Investment Income

     Dividend Income from Northwestern
       Mutual Series Fund, Inc.
       Aggressive Growth Stock Portfolio...       $ 3,294,065       $ 5,046,819     $ 2,456,762        $   256,787  $     248,438

     Dividend Income from Northwestern
       Mutual Series Fund, Inc.
       International Equity Portfolio......         2,854,899         1,627,765       1,820,972            217,966        853,704

     Dividend Income from Northwestern
       Mutual Series Fund, Inc.
       Growth Stock Portfolio..............           460,727           769,950         379,453            128,854         18,971 ##

     Dividend Income from Northwestern
       Mutual Series Fund, Inc.
       Growth and Income Stock Portfolio...           294,097         5,154,785       1,206,606            465,091         53,075 ##

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. Index
       500 Stock Portfolio.................         4,267,429         3,229,605       1,906,168            522,842      2,155,181

     Dividend Income from Northwestern
       Mutual Series Fund, Inc.
       Balanced Portfolio..................        19,089,250        13,244,993      14,325,426          8,146,698     33,071,685

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. High
       Yield Bond Portfolio................           951,201         1,418,106         473,729            199,805         68,840 ##

     Dividend Income from Northwestern
       Mutual Series Fund, Inc.
       Select Bond Portfolio...............         1,767,739         1,556,695         906,892            652,667      2,990,731

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. Money
       Market Portfolio....................         1,254,017         1,203,410       1,024,534          1,119,254        708,559

     Dividend Income from Northwestern
       Mutual Capital
       Appreciation Stock Fund, Inc........                NA                NA              NA                 NA             NA
                                                  -----------       -----------     -----------       ------------    -----------

       Total Income........................        34,233,424        33,252,128      24,500,542         11,709,964     40,169,184



     Annuity Rate and Expense Guarantees...         8,068,866         7,048,888       5,783,739          5,072,064      4,466,142
                                                  -----------       -----------     -----------       ------------    -----------

     Net Investment Income.................       $26,164,558       $26,203,240     $18,716,803       $  6,637,900    $35,703,042
                                                  ===========       ===========     ===========       ============    ===========


Realized and Unrealized Gain (Loss) on
Investments

     Realized Gain on Investments..........       $37,627,804       $23,135,675     $13,967,988        $13,141,169     $ 1,687,702

     Unrealized Appreciation (
       Depreciation) of Investments
       During the Year.....................        36,249,405        56,364,111      33,051,905         76,916,515     (39,969,923)
                                                 ------------      ------------    ------------       ------------    ------------

     Net Gain (Loss) on Investments........       $73,877,209       $79,499,786     $47,019,893        $90,057,684    ($38,282,221)
                                                  ===========       ===========     ===========        ===========     ===========

##   Commenced operations on May 3, 1994.

               See Notes to  Financial Statements on pages 23-24.
                                                                               5

                 The Northwestern Mutual Life Insurance Company
                                    Form 10K




Item 6.    (continued)

     Changes in Equity for NML Variable Annuity Account A for each of the five years ending December 31, follows:

                                                   1998             1997             1996             1995             1994
                                              -------------    -------------    -------------    -------------    -------------
From Investment Activities

     Net Investment Income                    $  26,164,558    $  26,203,240    $  18,716,803    $   6,637,900    $  35,703,042

     Net Realized Gain on Investments            37,627,804       23,135,675       13,967,988       13,141,169        1,687,702

     Net Change in Unrealized
       Appreciation (Depreciation) of
       Investments
                                                 36,249,405       56,364,111       33,051,905       76,916,515      (39,969,923)
                                              -------------    -------------    -------------    -------------    -------------
              Increase (Decrease) in Equity
                Derived from Investment
                Activities                      100,041,767      105,703,026       65,736,696       96,695,584       (2,579,179)
                                              -------------    -------------    -------------    -------------    -------------

From Equity Transactions

     Contract Owners' Net Payments               62,320,941       61,964,558       65,169,358       49,124,853       52,262,816

     Annuity Payments                            (1,305,331)      (1,046,956)        (830,996)        (610,983)        (603,158)

     Surrenders and Other (Net)                 (83,817,967)     (65,746,579)     (52,376,445)     (62,309,189)     (33,008,630)
                                              -------------    -------------    -------------    -------------    -------------

              Increase (Decrease) in Equity
                Derived from Equity
                Transactions                    (22,802,357)      (4,828,977)      11,961,917      (13,795,319)      18,651,028
                                              -------------    -------------    -------------    -------------    -------------

Net Increase (Decrease) in Equity                77,239,410      100,874,049       77,698,613       82,900,265       16,071,849

Equity, Beginning of Year                       648,394,089      547,520,040      469,821,427      386,921,162      370,849,313
                                              -------------    -------------    -------------    -------------    -------------

Equity, End of Year                           $ 725,633,499    $ 648,394,089    $ 547,520,040    $ 469,821,427    $ 386,921,162
                                              =============    =============    =============    =============    =============

                See Notes to Financial Statements on pages 23-24.
                                                                               6

                 The Northwestern Mutual Life Insurance Company
                                    Form 10K




Item 6.    (continued)

                       Total Assets of NML Variable Annuity Account A at December 31, follows:

                                                 1998          1997          1996           1995           1994
                                             -----------   ------------   ------------   ------------   --------
Assets

     Investments at Market Value:

         Northwestern Mutual Series Fund,
           Inc. Aggressive Growth Stock
           Portfolio ....................   $ 87,973,307   $ 89,428,723   $ 78,087,972   $ 56,491,009   $ 36,256,480

         Northwestern Mutual Series Fund,
           Inc. International Equity
           Portfolio ....................     44,994,454     50,148,435     41,497,787     31,789,148     28,832,978

         Northwestern Mutual Series Fund,
           Inc. Growth Stock Portfolio ..     26,774,398     17,260,514      9,523,179      4,284,669      1,397,703 ##

         Northwestern Mutual Series Fund,
           Inc. Growth and Income Stock
           Portfolio ....................     36,439,779     23,575,574     13,199,558      7,891,655      3,282,764 ##

         Northwestern Mutual Series Fund,
           Inc. Index 500 Stock
           Portfolio ....................    143,375,448    111,140,823     80,917,025     62,391,687     43,545,408

         Northwestern Mutual Series Fund,
           Inc. Balanced Portfolio ......    325,287,406    302,749,909    270,745,111    257,867,967    230,871,659

         Northwestern Mutual Series Fund,
           Inc. High Yield Bond
           Portfolio ....................      9,287,355      8,743,385      4,907,490      2,060,076      1,242,382 ##

         Northwestern Mutual Series Fund,
           Inc. Select Bond
           Portfolio ....................     25,969,869     25,252,973     26,648,961     25,742,752     22,258,901

         Northwestern Mutual Series Fund,
           Inc. Money Market Portfolio ..     26,910,774     21,586,115     23,380,205     21,556,895     20,120,832

Due from NML Insurance Company ..........         22,305        322,747        123,152        491,572        179,152

Due from Sale of Fund Shares ............      1,407,778      1,555,441        387,086         78,037        319,392
                                            ------------   ------------   ------------   ------------   ------------

           Total Assets .................   $728,442,873   $651,764,639   $549,417,526   $470,645,467   $388,307,651
                                            ============   ============   ============   ============   ============

##   Commenced operations on May 3, 1994.


                See Notes to Financial Statements on pages 23-24.
                                                                              7

                 The Northwestern Mutual Life Insurance Company
                                    Form 10K




Item 6.    (continued)

   Results of Operations for NML Variable Annuity Account C for each of the five years ending December 31, follows:

                                               1998          1997         1996          1995          1994
                                           -----------   -----------   -----------   -----------  ------------
Investment Income

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. ........
       Aggressive Growth Stock Portfolio   $ 4,152,153   $ 6,049,655   $ 2,574,462   $  242,583   $   232,345

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. ........
       International Equity Portfolio ..     3,732,935     1,945,549     1,805,160      190,138       703,931

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. ........
       Growth Stock Portfolio ..........       447,543       712,380       366,920       59,271         4,518 ##

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. ........
       Growth and Income Stock Portfolio       343,472     5,940,640     1,146,200      276,923        19,233 ##

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. ........
       Index 500 Stock Portfolio .......     5,270,794     3,755,769     2,082,261      544,553     2,226,240

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. ........
       Balanced Portfolio ..............     9,908,961     6,460,653     7,534,370    4,212,478    17,046,665

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. High
       Yield Bond Portfolio ............       883,190     1,028,027       309,003       55,220        11,456 ##

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. ........
       Select Bond Portfolio ...........     1,357,040     1,057,558       566,451      395,357     1,874,182

     Dividend Income from Northwestern
       Mutual Series Fund, Inc. ........
       Money Market Portfolio ..........       899,183       738,932       609,543      494,253       443,639

     Dividend Income from Northwestern
       Mutual Capital Appreciation
       Stock Fund, Inc. ................            NA            NA            NA           NA            NA
                                           -----------   -----------   -----------   ----------   -----------

                  Total Income .........    26,995,271    27,689,163    16,994,370    6,470,776    22,562,209

     Annuity Rate and Expense Guarantees     3,154,686     2,501,975     1,738,625      856,764       509,648
                                           -----------   -----------   -----------   ----------   -----------

     Net Investment Income .............   $23,840,585   $25,187,188   $15,255,745   $5,614,012   $22,052,561
                                           ===========   ===========   ===========   ==========   ===========

Realized and Unrealized Gain (Loss) on
Investments

Realized Gain on Investments ...........   $29,250,486   $18,686,284   $ 8,855,390   $ 9,884,364  $ 5,949,795

Unrealized Appreciation
  (Depreciation) of Investments
  During the Year ......................    37,105,560    44,241,434    29,832,124    53,407,857  (27,055,878)
                                           -----------   -----------   -----------   ----------- ------------

Net Gain (Loss) on Investments..........   $66,356,046   $62,927,718   $38,687,514   $63,292,221 $(21,106,083)
                                           ===========   ===========   ===========   =========== ============


##   Commenced operations on May 3, 1994.

                  Notes to Financial Statements on pages 32-33.                8

                 The Northwestern Mutual Life Insurance Company
                                    Form 10K



Item 6.    (continued)

     Changes in Equity for NML Variable Annuity Account C for each of the five years ending December 31, follows:

                                                   1998             1997             1996              1995             1994
                                               -------------    -------------    -------------    --------------   -------------
From Investment Activities

     Net Investment Income .................   $  23,840,585    $  25,187,188    $  15,255,745    $   5,614,012    $  22,052,561

     Net Realized Gain (Loss) on
       Investments .........................      29,250,486       18,686,284        8,855,390        9,884,364        5,949,795

     Net Change in Unrealized Appreciation
       (Depreciation) of Investments .......      37,105,561       44,241,434       29,832,124       53,407,857      (27,055,878)
                                               -------------    -------------    -------------    -------------    -------------

              Increase in Equity Derived
                from Investment Activities..      90,196,632       88,114,906       53,943,259       68,906,233          946,478
                                               -------------    -------------    -------------    -------------    -------------
From Equity Transactions

     Contract Owners' Net Payments .........      93,658,882       91,195,224       89,650,916       59,390,267       48,709,729

     Surrenders and Other (Net) ............     (86,757,540)     (57,974,180)     (34,747,640)      60,872,729      (26,720,946)
                                               -------------    -------------    -------------    -------------    -------------

              Increase in Equity Derived
                from Equity Transactions ...       6,901,342       33,221,044       54,903,276       (1,482,462)      21,988,783
                                               -------------    -------------    -------------    -------------    -------------
Net Increase in Equity .....................      97,097,974      121,335,950      108,846,535       67,423,771       22,935,261

Equity, Beginning of Year ..................     547,988,523      426,652,573      317,806,038      250,382,267      227,447,006
                                               -------------    -------------    -------------    -------------    -------------

Equity, End of Year ........................   $ 645,086,497    $ 547,988,523    $ 426,652,573    $ 317,806,038    $ 250,382,267
                                               =============    =============    =============    =============    =============



                See Notes to Financial Statements on pages 32-33.
                                                                               9

                 The Northwestern Mutual Life Insurance Company
                                    Form 10K



Item 6.    (continued)

                       Total Assets of NML Variable Annuity Account C at December 31, follows:

                                                   1998             1997             1996             1995             1994
                                               -------------    -------------    -------------    -------------    -------------
Assets

    Investments at Market Value:

     Northwestern Mutual Series Fund,
       Inc. Aggressive Growth Stock
       Portfolio ....................          $ 112,355,230    $ 111,586,520    $  95,276,983    $  57,421,016    $  33,266,862

     Northwestern Mutual Series Fund,
       Inc. International Equity
       Portfolio ....................             59,264,930       63,877,146       49,461,520       30,039,223       24,647,586

     Northwestern Mutual Series Fund,
       Inc. Growth Stock Portfolio ..             27,819,393       15,850,257        9,734,427        2,084,697          329,792 ##

     Northwestern Mutual Series Fund,
       Inc. Growth and Income Stock
       Portfolio ....................             40,353,938       27,484,626       13,034,961        4,888,505        1,159,187 ##

     Northwestern Mutual Series Fund,
       Inc. Index 500 Stock Portfolio            183,326,114      133,927,705       93,249,123       64,560,752       45,552,429

     Northwestern Mutual Series Fund,
       Inc. Balanced Portfolio ......            172,971,811      153,733,599      131,324,909      132,469,239      119,452,506

     Northwestern Mutual Series Fund,
       Inc. High Yield Bond Portfolio              8,611,383        6,568,438        2,983,258          736,774          201,656 ##

     Northwestern Mutual Series Fund,
       Inc. Select Bond Portfolio ...             20,754,940       18,059,926       17,803,016       16,281,140       14,262,125

     Northwestern Mutual Series Fund,
       Inc. Money Market Portfolio ..             19,628,758       16,900,306       13,784,374        9,324,692       11,510,121

Due from NML Insurance Company ......                355,553          196,511        1,662,368          808,493          279,107

Due from Sale of Fund Shares ........                495,042        2,927,350           52,909               36           79,226
                                               -------------    -------------    -------------    -------------    -------------

                  Total Assets ......          $ 645,937,092    $ 551,112,384    $ 428,367,848    $ 318,614,567    $ 250,740,600
                                               ============     =============    =============    =============    =============

##   Commenced operations on May 3, 1994.

                See Notes to Financial Statements on pages 32-33.

                             Item 7 is on page 11.
                                                                              10

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     Liquidity

                     The assets of the NML Variable Annuity Accounts A and C are invested solely in shares of Northwestern Mutual Series Fund, Inc. (the "Fund") Index 500 Stock Portfolio, Aggressive Growth Stock Portfolio, International Equity Portfolio, Select Bond Portfolio, Growth and Income Stock Portfolio, High Yield Bond Portfolio, Growth Stock Portfolio, Balanced Portfolio and the Money Market Portfolio. The Fund is an open-end investment company registered under the Investment Company Act of 1940. In order to pay annuity benefits and expenses, the Accounts redeem shares in the Fund.

                     Capital Resources

                     All payments from contract owners of NML Variable Annuity Accounts A and C are invested in shares of the Fund. The capital resources of NML Variable Annuity Accounts A and C are the equity in the respective Accounts. This consists of payments from the contract owners, plus unrealized and realized appreciation on the investment of these payments, plus investment income received from the Fund, minus payment of annuity benefits and expenses.

                     Results of Operations


                         NML Variable Annuity Account A

                  Accumulation Unit Values
                  Contracts Issued Prior to December 17, 1981:


                       Division             12/31/98          % Change          12/31/97        % of Change        12/31/96
                       Aggressive
                       Growth Stock....     $3.964849            6.75%         $3.714008           13.02%         $3.286265

                       International
                       Equity..........      1.947470            4.04           1.871861           11.44           1.679665

                       Growth Stock....      2.549324           25.75           2.027359           28.89           1.572985

                       Growth and
                       Income Stock....      2.437983           22.22           1.994748           29.06           1.545596

                       Index 500 Stock.      4.202480           27.76           3.289255           32.21           2.487952

                       Balanced........      7.372322           17.99           6.248153           20.61           5.180408

                       High Yield Bond.      1.582307           -2.57           1.624115           14.99           1.412413

                       Select Bond.....      7.718724            6.27           7.263164            8.65           6.685035

                       Money Market....      2.646458            4.64           2.529098            4.69           2.415898

                 The Northwestern Mutual Life Insurance Company
                                    Form 10K




Item 7.    (continued)

                  Accumulation Unit Values
                  Contracts Issued on or After December 17, 1981 and Prior to March 31, 1995:


                      Division               12/31/98           % Change           12/31/97          % of Change          12/31/96
                      Aggressive
                      Growth Stock.....     $3.808330              6.22%          $3.585281             12.45%           $3.188266

                      International
                      Equity...........      1.893030              3.52            1.828649             10.89             1.649102

                      Growth Stock.....      2.490522             25.12            1.990509             28.24             1.552125

                      Growth and
                      Income Stock.....      2.381813             21.61            1.958555             28.42             1.525144

                      Index 500 Stock..      4.036666             27.13            3.175298             31.55             2.413788

                      Balanced.........      6.771353             17.40            5.767570             20.01             4.805896

                      High Yield Bond..      1.545816             -3.06            1.594619             14.42             1.393713

                      Select Bond......      7.088069              5.74            6.703164              8.11             6.200523

                      Money Market.....      2.430915              4.12            2.334748              4.16             2.241420




                  Accumulation Unit Values
                  Contracts Issued On or After March 31, 1995:
                  Front Load Version

                     Division                12/31/98           % Change          12/31/97          % of Change         12/31/96
                     Aggressive
                     Growth Stock......     $1.858751              7.12%         $1.735135             13.41%          $1.529999

                     International
                     Equity............      1.604722              4.40           1.537080             11.83            1.374484

                     Growth Stock......      2.375383             26.18           1.882500             29.33            1.455537

                     Growth and Income
                     Stock.............      2.270962             22.64           1.851666             29.51            1.429760

                     Index 500 Stock...      2.597374             28.21           2.025922             32.67            1.527085

                     Balanced..........      1.912247             18.40           1.615054             21.03            1.334426

                     High Yield Bond...      1.495835             -2.24           1.530051             15.39            1.326020

                     Select Bond.......      1.350384              6.64           1.266282              9.03            1.161454

                     Money Market......      1.203067              5.01           1.145720              5.05            1.090643

                 The Northwestern Mutual Life Insurance Company
                                    Form 10K




Item 7.    (continued)

                  Accumulation Unit Values
                  Contracts Issued On or After March 31, 1995:
                  Back Load Version


                     Division                12/31/98           % Change          12/31/97          % of Change         12/31/96
                     Aggressive
                     Growth Stock......     $3.808330              6.22%         $3.585281             12.45%          $3.188266

                     International
                     Equity............      1.893030              3.52           1.828649             10.89            1.649102

                     Growth Stock......      2.490522             25.12           1.990509             28.24            1.552125

                     Growth and Income
                     Stock.............      2.381813             21.61           1.958555             28.42            1.525144

                     Index 500 Stock...      4.036666             27.13           3.175298             31.55            2.413788

                     Balanced..........      6.771353             17.40           5.767570             20.01            4.805896

                     High Yield Bond...      1.545816             -3.06           1.594619             14.42            1.393713

                     Select Bond.......      7.088069              5.74           6.703164              8.11            6.200523

                     Money Market......      2.430915              4.12           2.334748              4.16            2.241420



                                Equity:
                                             12/31/98           12/31/97          12/31/96
                                             --------           --------          --------
                                           $725,633,499       $648,394,089      $547,520,040



                  The change in these amounts is largely derived from investment activities within the Account: A $100,041,767 increase for the year ended December 31, 1998, a $105,703,026 increase for the year ended December 31, 1997, and a $65,736,696 increase for the year ended December 31, 1996. Net contributions
                  (surrenders) from contract owners amounted to $(22,802,357) for the year ended December 31, 1998, ($4,828,977) for the year ended December 31, 1997, and $11,961,917 for the year ended December 31, 1996.



                                            NML Variable Annuity Account C
                  Accumulation Unit Values
                  Contracts Issued Prior to December 17, 1981 or between April
                  30, 1984 and December 31, 1991:


                      Division               12/31/98           % Change           12/31/97          % of Change          12/31/96
                      Aggressive
                      Growth Stock.....     $39.854126             7.56%          $37.054456            13.86%          $32.542621

                      International
                      Equity...........       2.031842             4.82             1.938399            12.28             1.726413

                      Growth Stock.....      26.398692            26.69            20.837268            29.85            16.046821

                      Growth and
                      Income Stock.....      25.245888            23.14            20.502206            30.03            15.767435

                      Index 500 Stock..      46.522428            28.72            36.141676            33.20            27.133645

                      Balanced.........      84.986573            18.88            71.490869            21.52            58.832423

                      High Yield Bond..      16.385350            -1.84            16.692972            15.85            14.408967

                      Select Bond......      89.873176             7.07            83.938645             9.46            76.681608

                      Money Market.....      28.923541             5.43            27.434762             5.47            26.011476

                 The Northwestern Mutual Life Insurance Company
                                    Form 10K



Item 7.    (continued)

                  Accumulation Unit Values
                  Contracts Issued After December 16, 1981 and Prior to May 1, 1984:


                      Division               12/31/98           % Change           12/31/97          % of Change          12/31/96
                      Aggressive
                      Growth Stock.....     $38.303948             7.02%          $35.791674            13.30%          $31.591115

                      International
                      Equity...........       1.975051             4.30             1.893664            11.72             1.695019

                      Growth Stock.....      25.790044            26.06            20.458788            29.21            15.834243

                      Growth and
                      Income Stock.....      24.663747            22.52            20.129770            29.38            15.558532

                      Index 500 Stock..      44.708227            28.08            34.906216            32.54            26.337300

                      Balanced.........      78.082648            18.29            66.012286            20.91            54.595947

                      High Yield Bond..      16.007423            -2.33            16.389706            15.27            14.218083

                      Select Bond......      82.531570             6.54            77.468103             8.92            71.125132

                      Money Market.....      26.605346             4.90            25.362364             4.95            24.167111


                  Accumulation Unit Values
                  Contracts Issued After December 31, 1991 - Front Load Version:


                      Division               12/31/98           % Change           12/31/97          % of Change          12/31/96
                      Aggressive
                      Growth Stock.....      $2.511728             6.86%           $2.350498            13.13%           $2.077739

                      International
                      Equity...........       1.958397             4.14             1.880500            11.55             1.685759

                      Growth Stock.....       2.561090            25.87             2.034708            29.01             1.577134

                      Growth and
                      Income Stock.....       2.449237            22.34             2.001981            29.19             1.549666

                      Index 500 Stock..       3.278539            27.89             2.563560            32.34             1.937139

                      Balanced.........       2.281157            18.11             1.931409            20.73             1.599774

                      High Yield Bond..       1.589625            -2.48             1.630023            15.10             1.416152

                      Select Bond......       1.585144             6.38             1.490112             8.75             1.370157

                      Money Market.....       1.308441             4.74             1.249188             4.79             1.192105


                 The Northwestern Mutual Life Insurance Company
                                    Form 10K



Item 7.    (continued)

                  Accumulation Unit Values
                  Contracts Issued After December 31, 1991 - Simplified Load Version:


                      Division               12/31/98           % Change           12/31/97          % of Change          12/31/96
                      Aggressive
                      Growth Stock.....      $3.822308             6.22%           $3.598431            12.45%           $3.199964

                      International
                      Equity...........       1.893030             3.52             1.828649            10.89             1.649102

                      Growth Stock.....       2.490522            25.12             1.990509            28.24             1.552125

                      Growth and
                      Income Stock.....       2.381813            21.61             1.958555            28.42             1.525144

                      Index 500 Stock..       4.119000            27.13             3.240055            31.55             2.463008

                      Balanced.........       6.804809            17.40             5.796067            20.01             4.829655

                      High Yield Bond..       1.545816            -3.06             1.594619            14.42             1.393713

                      Select Bond......       7.157135             5.74             6.768475             8.11             6.260939

                      Money Market.....       2.436196             4.12             2.339812             4.16             2.246287


                                Equity:       12/31/98           12/31/97           12/31/96
                                              --------           --------           --------
                                            $645,086,497       $547,988,523       $426,652,573






          These changes are largely derived from investment activities within the Account: A $90,196,631 increase for the year ended December 31, 1998, an $88,114,906 increase for the year ended December 31, 1997, and a $53,943,259 increase for the year ended December 31, 1996. Net contributions (surrenders) from contract owners amounted to $6,901,342 for the year ended December 31, 1998, $33,221,044 for the year ended December 31, 1997, and $54,903,276 for the year ended December 31, 1996.

          Year 2000 Issue

          Northwestern Mutual's state of readiness:
          Northwestern Mutual recognized the Year 2000 issue early and has been preparing since 1996 for the century change and the expected impact on computers and programs. Northwestern Mutual fully expects to be ready for January 1, 2000, the leap year, and other significant dates before they occur. Renovation and testing of operating and application systems had been completed by November 1998. Facilities and infrastructure assessment and renovation/replacement began in 1996, as well, and is complete. Year 2000 activity for the remainder of 1999 will be focused on detailing contingency plans and time warp testing of mission critical systems. Northwestern Mutual's internal auditors have conducted favorable Year 2000 audits.

          Important business partners for Northwestern Mutual reside prominently in two economic sectors, financial institutions and information technology vendors. Business partners were assessed and readiness disclosures requested from all critical vendors in 1998. Positive responses have been received from 62% of the critical vendors. Northwestern Mutual is in the process of following up with partners who have not responded to date.

          The costs to address the Northwestern Mutual's Year 2000 issues:
          The total cost for addressing all phases of Year 2000 issues is expected to be approximately $34.4 million spread over five years, 1996 through 2000. The amount incurred by the Information Systems Department through December 31, 1998, was approximately $20.1 million. The amount budgeted by Northwestern Mutual for 1999 is approximately $13.3 million, primarily earmarked for contingency plan implementation and time warp testing. The remaining $1.0 million would be expended in 2000 to address any remaining issues.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10K


          Item 7.  (continued)

          The risks of Northwestern Mutual's Year 2000 issues:
          Northwestern Mutual's operations rely heavily upon its computer software and hardware. Malfunctions in Northwestern Mutual's systems could lead to business delays and disruptions. Interruptions to electrical service and public perception are factors in Northwestern Mutual's preparations for Year 2000. Large electrical companies have provided substantial assurance for being prepared for Year 2000. There is only speculation about how the grid network will effect the supply of electricity. An apprehensive public may cause some policyowners to seek available cash before Year 2000. Markets may experience unusual behavior. Northwestern Mutual is prepared for these contingencies and believes that, while there is no absolute assurance due to inherent uncertainties associated with Year 2000, these matters will have no material impact on future operations.

          Northwestern Mutual's contingency plans:
          Contingency plans are being documented to minimize the potential impact on Northwestern Mutual's operations of an unforeseen failure of critical business systems. These plans include assuring policyowners about Northwestern Mutual's state of Year 2000 readiness, preparing for a potential pre-Year 2000 search for cash by policyowners, and emergency processes to maintain critical business functions and service to policyowners after January 1, 2000. Northwestern Mutual has contracted temporary electric generators to avoid inaccessibility to computer systems from any interruption of electrical service.

          The Year 2000 discussion above contains a number of forward-looking statements concerning plans, costs, risks and uncertainties facing Northwestern Mutual as a result of the Year 2000 Issue. The Year 2000 Issue has many elements and potential consequences, some of which may not be reasonably foreseeable, and there can be no assurance that every Year 2000 problem will be identified and addressed or that unforeseen consequences will not arise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

          The assets of NML Variable Annuity Account A and NML Variable Annuity Account C consist entirely of shares of the nine portfolios of the Fund, together with current amounts due from the sale of Fund shares and due from Northwestern Mutual. The liabilities of each Variable Annuity Account consist of current amounts due to participants, due to Northwestern Mutual and due on purchase of fund shares. Neither of the Variable Annuity Accounts enters into any market risk sensitive instruments, either for trading purposes or for purposes other than trading purposes.

          DERIVATIVE FINANCIAL INSTRUMENTS
          In the normal course of business, the Fund enters into transactions to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and market volatility. These hedging strategies include the use of forwards and futures.

          The Fund held the following positions for hedging purposes at December 31, 1998 and 1997:

Derivative Financial Instrument             Notional Value                                    Risks Reduced
-------------------------------             --------------                                    -------------

                                           December 31,         December 31,
                                               1998                 1997
                                         -----------------    -----------------

Common Stock Futures                         $279,931,137         $124,340,532     Stock market price fluctuation.

Bond Futures                                    6,002,781           77,675,938     Bond market price fluctuation.


          The notional or contractual amounts of derivative financial instruments are used to denominate these types of transactions and do not represent the amounts exchanged between the parties.

          Stock futures are reported at fair value. Resulting gains and losses on these contracts are unrealized until expiration of the contract. Changes in the value of derivative investments are expected to offset gains and losses on the hedged investments. The effect of derivative instruments in 1998, 1997 was not material to the Fund's results of operations.


                              Item 8 is on page 17.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K



Item 8.  Financial Statements and Supplementary Data

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES


                                                                                                      December 31
                                                                                        -----------------------------------------

Assets                                                                                      1998                        1997
                                                                                        -------------               -------------
     Investments at market value:

         Northwestern Mutual Series Fund, Inc.


              Aggressive Growth Stock
                  1998:  25,396,541 shares (cost $66,276,258).................          $  87,973,307
                  1997:  26,799,138 shares (cost $63,803,191).................                                      $  89,428,723

              International Equity
                  1998:  26,830,324 shares (cost $38,805,844).................             44,994,454
                  1997:  29,691,199 shares (cost $40,304,940).................                                         50,148,435

              Growth 8tock
                  1998: 11,915,620 shares (cost $20,533,350)..................             26,774,398
                  1997:  9,536,195 shares (cost $13,891,054)..................                                         17,260,514

              Growth and Income Stock
                  1998:  22,438,287 shares (cost $31,395,228).................             36,439,779
                  1997:  17,712,678 shares (cost $23,485,676).................                                         23,575,574

              Index 500 Stock
                  1998:  43,592,413 shares (cost $75,957,867).................            143,375,448
                  1997:  42,035,107 shares (cost $62,642,616).................                                        111,140,823

              Balanced
                  1998:  146,262,322 shares (cost $214,781,294)...............            325,287,407
                  1997:  152,059,221 shares (cost $210,403,734)...............                                        302,749,909

              High Yield Bond
                  1998:  9,922,388 shares (cost $10,685,890)..................              9,287,355
                  1997:  8,225,197 shares (cost $9,217,130)...................                                          8,743,385

              Select Bond
                  1998:  20,792,528 shares (cost $24,420,052).................             25,969,868
                  1997:  20,089,875 shares (cost $23,555,171).................                                         25,252,973

              Money Market
                  1998:  26,910,773 shares (cost $26,910,773).................             26,910,774
                  1997:  21,586,115 shares (cost $21,586,115).................                                         21,586,115
                                                                                        -------------               -------------

                                                                                          727,012,790                 649,886,451
     Due from Sales of Fund Shares............................................              1,407,778                   1,555,441
     Due from Northwestern Mutual Life Insurance Company......................                 22,304                     322,747
                                                                                        -------------               -------------

                  Total Assets................................................          $ 728,442,872               $ 651,764,639
                                                                                        =============               =============


Liabilities
     Due to Participants......................................................          $   1,374,691               $   1,492,363
     Due to Northwestern Mutual Life Insurance Company........................              1,407,778                   1,555,441
     Due from Purchase of Fund Shares.........................................                 26,904                     322,747
                                                                                        -------------               -------------

                  Total Liabilities...........................................          $   2,809,373               $   3,370,551
                                                                                        =============               =============




    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K


Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES


                                                                                                       December 31
                                                                                        -----------------------------------------

Equity                                                                                     1998                         1997
                                                                                        -------------               -------------
     Contracts Issued Prior to December 17, 1981:

         Aggressive Growth Stock Division
              1998:  479,410 Accumulation Units @ 3.964849....................          $   1,900,789
              1997:  640,838 Accumulation Units @ 3.714008....................                                      $   2,380,076
              Annuity Reserves................................................                 63,360                      71,827
                                                                                        -------------               -------------
                                                                                            1,964,149                   2,451,903
                                                                                        -------------               -------------
         International Equity Division
              1998:  647,766 Accumulation Units @ 1.947470....................              1,261,505
              1997:  1,297,660 Accumulation Units @ 1.871861..................                                          2,429,039
              Annuity Reserves................................................                143,068                     150,892
                                                                                        -------------               -------------
                                                                                            1,404,573                   2,579,931

         Growth Stock Division
              1998:  247,490 Accumulation Units @ 2.549324....................                630,934
              1997:  327,731 Accumulation Units @ 2.027359....................                                            664,427
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                              630,934                     664,427
                                                                                        -------------               -------------
         Growth and Income Stock Division
              1998:  310,014 Accumulation Units @ 2.437983....................                755,809
              1997:  348,188 Accumulation Units @ 1.994748....................                                            694,546
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                              755,809                     694,546
                                                                                        -------------               -------------
         Index 500 Stock Division
              1998:  7,343,356 Accumulation Units @ 4.202480..................             30,860,310
              1997:  8,175,537 Accumulation Units @ 3.289255..................                                         26,891,427
              Annuity Reserves................................................              1,568,449                   1,305,930
                                                                                        -------------               -------------
                                                                                           32,428,759                  28,197,357
                                                                                        -------------               -------------
         Balanced Division
              1998:  3,013,625 Accumulation Units @ 7.372322..................             22,217,418
              1997:  3,845,538 Accumulation Units @ 6.248153..................                                         24,027,509
              Annuity Reserves................................................              2,367,898                   1,640,281
                                                                                        -------------               -------------
                                                                                           24,585,316                  25,667,790
                                                                                        -------------               -------------
         High Yield Bond Division
              1998:  183,181 Accumulation Units @ 1.582307....................                289,848
              1997:  600,752 Accumulation Units @ 1.624115....................                                            975,690
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                              289,848                     975,690
                                                                                       --------------               -------------
         Select Bond Division
              1998:  899,838 Accumulation Units @ 7.718724....................              6,945,608
              1997:  1,012,083 Accumulation Units @ 7.263164..................                                          7,350,925
              Annuity Reserves................................................                102,541                     273,840
                                                                                        -------------               -------------
                                                                                            7,048,149                   7,624,765
                                                                                        -------------               -------------
         Money Market Division
              1998:  1,723,331 Accumulation Units @ 2.646458..................              4,560,725
              1997:  893,452 Accumulation Units @ 2.529098....................                                          2,259,628
              Annuity Reserves................................................                 53,415                      58,694
                                                                                        -------------               -------------
                                                                                            4,614,140                   2,318,322
                                                                                        -------------               -------------




    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K


Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES

                                                                                                      December 31
                                                                                        -----------------------------------------

Equity (cont'd.)                                                                           1998                         1997
                                                                                        -------------               -------------

     Contracts Issued After December 16, 1981 and Prior to March 31, 1995:

         Aggressive Growth Stock Division
              1998:  18,213,134 Accumulation Units @ 3.808330                           $  69,361,627
              1997:  20,861,309 Accumulation Units @ 3.585281.................                                      $  74,793,655
              Annuity Reserves................................................                144,879                     137,989
                                                                                        -------------               -------------
                                                                                           69,506,506                  74,931,644
                                                                                        -------------               -------------
         International Equity Division
              1998:  19,261,447 Accumulation Units @ 1.893030                              36,462,499
              1997:  22,910,908 Accumulation Units @ 1.828649.................                                         41,896,009
              Annuity Reserves................................................                214,477                     174,073
                                                                                        -------------               -------------
                                                                                           36,676,976                  42,070,082
                                                                                        -------------               -------------
         Growth Stock Division
              1998:  7,215,893 Accumulation Units @ 2.490522..................             17,971,343
              1997:  6,045,075 Accumulation Units @ 1.990509..................                                         12,032,777
              Annuity Reserves................................................                 28,537                      11,803
                                                                                        -------------               -------------
                                                                                           17,999,880                  12,044,580
                                                                                        -------------               -------------
         Growth and Income Stock Division
              1998:  10,866,892 Accumulation Units @ 2.381813.................             25,882,906
              1997:  8,963,724 Accumulation Units @ 1.958555..................                                         17,555,947
              Annuity Reserves:...............................................                476,032                     332,207
                                                                                        -------------               -------------
                                                                                           26,358,938                  17,888,154
                                                                                        -------------               -------------
         Index 500 Stock Division
              1998:  21,467,930 Accumulation Units @ 4.036666.................             86,658,865
              1997:  21,531,879 Accumulation Units @ 3.175298.................                                         68,370,132
              Annuity Reserves................................................              2,980,558                   2,462,112
                                                                                        -------------               -------------
                                                                                           89,639,423                  70,832,244
                                                                                        -------------               -------------
         Balanced Division
              1998:  40,487,925 Accumulation Units @ 6.771353.................            274,158,039
              1997:  44,638,127 Accumulation Units @ 5.767570.................                                        257,453,521
              Annuity Reserves................................................              4,964,030                   3,937,936
                                                                                        -------------               -------------
                                                                                          279,122,069                 261,391,457
                                                                                        -------------               -------------
         High Yield Bond Division
              1998:  3,974,655 Accumulation Units @ 1.545816..................              6,144,087
              1997:  3,770,055 Accumulation Units @ 1.594619..................                                          6,011,801
              Annuity Reserves................................................                 60,760                      67,256
                                                                                        -------------               -------------
                                                                                            6,204,847                   6,079,057
                                                                                        -------------               -------------
         Select Bond Division
              1998:  2,171,878 Accumulation Units @ 7.088069..................             15,394,427
              1997:  2,252,704 Accumulation Units @ 6.703164..................                                         15,100,242
              Annuity Reserves................................................                593,977                     591,284
                                                                                        -------------               -------------
                                                                                           15,988,404                  15,691,526
                                                                                        -------------               -------------
         Money Market Division
              1998:  6,699,738 Accumulation Units @ 2.430915..................             16,286,495
              1997:  6,270,333 Accumulation Units @ 2.334748..................                                         14,639,648
              Annuity Reserves................................................                444,677                     454,275
                                                                                        -------------               -------------
                                                                                           16,731,172                  15,093,923
                                                                                        -------------               -------------



    The Accompanying Notes are an Integral Part of the Financial Statements.

               The Northwestern Mutual Life Insurance Company
                                    Form 10-K


Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES


                                                                                                       December 31
                                                                                        -----------------------------------------

Equity (cont'd.)                                                                           1998                        1997
                                                                                        -------------               -------------
     Contracts Issued On or After March 31, 1995 - Back Load Version:

         Aggressive Growth Stock Division
              1998:  3,703,652 Accumulation Units @ 3.808330..................          $  14,104,732
              1997:  2,926,218 Accumulation Units @ 3.585281..................                                      $  10,491,351
              Annuity Reserves................................................                 27,177                      27,274
                                                                                        -------------               -------------
                                                                                           14,131,909                  10,518,625
                                                                                        -------------               -------------
         International Equity Division
              1998:  3,028,502 Accumulation Units @ 1.893030..................              5,733,046
              1997:  2,488,184 Accumulation Units @ 1.828649..................                                          4,550,016
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                            5,733,046                   4,550,016
                                                                                        -------------               -------------
         Growth Stock Division
              1998:  2,761,432 Accumulation Units @ 2.490522..................              6,877,407
              1997:  1,870,296 Accumulation Units @ 1.990509..................                                          3,722,840
              Annuity Reserves................................................                 31,578                      26,907
                                                                                        -------------               -------------
                                                                                            6,908,985                   3,749,747
                                                                                        -------------               -------------
         Growth and Income Stock Division
              1998:  3,046,516 Accumulation Units @ 2.381813..................              7,256,233
              1997:  1,940,827 Accumulation Units @ 1.958555..................                                          3,801,216
              Annuity Reserves................................................                 30,040                      26,336
                                                                                        -------------               -------------
                                                                                            7,286,273                   3,827,552
                                                                                        -------------               -------------
         Index 500 Stock Division
              1998:  4,504,321 Accumulation Units @ 4.036666..................             18,182,442
              1997:  3,279,176 Accumulation Units @ 3.175298..................                                         10,412,362
              Annuity Reserves................................................                112,142                           0
                                                                                        -------------               -------------
                                                                                           18,294,584                  10,412,362
                                                                                        -------------               -------------
         Balanced Division
              1998:  2,565,265 Accumulation Units @ 6.771353..................             17,370,319
              1997:  2,109,606 Accumulation Units @ 5.767570..................                                         12,167,299
              Annuity Reserves................................................                257,473                     219,112
                                                                                        -------------               -------------
                                                                                           17,627,792                  12,386,411
                                                                                        -------------               -------------
         High Yield Bond Division
              1998:  1,400,603 Accumulation Units @ 1.545816..................              2,165,075
              1997:  967,188 Accumulation Units @ 1.594619....................                                          1,542,185
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                            2,165,075                   1,542,185
                                                                                        -------------               -------------
         Select Bond Division
              1998:  368,314 Accumulation Units @ 7.088069....................              2,610,636
              1997:  271,027 Accumulation Units @ 6.703164....................                                          1,816,737
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                            2,610,636                   1,816,737
                                                                                        -------------               -------------
         Money Market Division
              1998:  1,515,127 Accumulation Units @ 2.430915..................              3,683,147
              1997:  1,081,227 Accumulation Units @ 2.334748..................                                          2,524,393
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                            3,683,147                   2,524,393
                                                                                        -------------               -------------


    The Accompanying Notes are an Integral Part of the Financial Statements.

               The Northwestern Mutual Life Insurance Company
                                    Form 10-K


Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES


                                                                                                       December 31
                                                                                        -----------------------------------------

Equity (cont'd.)                                                                            1998                         1997
                                                                                        -------------               -------------
     Contracts Issued On or After March 31, 1995 - Front Load Version:

         Aggressive Growth Stock Division
              1998:  1,195,051 Accumulation Units @ 1.858751..................          $   2,221,302
              1997:  832,513 Accumulation Units @ 1.735135....................                                      $   1,444,522
              Annuity Reserves................................................                 55,688                      55,374
                                                                                        -------------               -------------
                                                                                            2,276,990                   1,499,896
                                                                                        -------------               -------------
         International Equity Division
              1998:  669,024 Accumulation Units @ 1.604722....................              1,073,598
              1997:  575,775 Accumulation Units @ 1.537080....................                                            885,012
              Annuity Reserves................................................                 23,666                      24,148
                                                                                        -------------               -------------
                                                                                            1,097,264                     909,160
                                                                                        -------------               -------------
         Growth Stock Division
              1998:  447,934 Accumulation Units @ 2.375383....................              1,064,015
              1997:  422,029 Accumulation Units @ 1.882500....................                                            794,469
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                            1,064,015                     794,469
                                                                                        -------------               -------------
         Growth and Income Stock Division
              1998:  736,836 Accumulation Units @ 2.270962....................              1,673,327
              1997:  540,977 Accumulation Units @ 1.851666....................                                          1,001,708
              Annuity Reserves................................................                153,898                     133,668
                                                                                        -------------               -------------
                                                                                            1,827,225                   1,135,376
                                                                                        -------------               -------------
         Index 500 Stock Division
              1998:  1,057,935 Accumulation Units @ 2.597374..................              2,747,852
              1997:  690,248 Accumulation Units @ 2.025922....................                                          1,398,389
              Annuity Reserves................................................                 65,122                      54,108
                                                                                        -------------               -------------
                                                                                            2,812,974                   1,452,497
                                                                                        -------------               -------------
         Balanced Division
              1998:  1,768,956 Accumulation Units @ 1.912247..................              3,382,680
              1997:  1,296,330 Accumulation Units @ 1.615054..................                                          2,093,642
              Annuity Reserves................................................                 84,632                      95,364
                                                                                        -------------               -------------
                                                                                            3,467,312                   2,189,006
                                                                                        -------------               -------------
         High Yield Bond Division
              1998:  400,132 Accumulation Units @ 1.495835....................                598,531
              1997:  95,718 Accumulation Units @ 1.530051.....................                                            146,453
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                              598,531                     146,453
                                                                                        -------------               -------------
         Select Bond Division
              1998:  159,609 Accumulation Units @ 1.350384....................                215,534
              1997:  72,941 Accumulation Units @ 1.266282.....................                                             92,364
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                              215,534                      92,364
                                                                                        -------------               -------------
         Money Market Division
              1998:  1,564,597 Accumulation Units @ 1.203067..................              1,882,315
              1997:  1,439,686 Accumulation Units @ 1.145720..................                                          1,649,477
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                            1,882,315                   1,649,477
                                                                                        -------------               -------------

                  Total Equity................................................          $ 725,633,499               $ 648,394,124
                                                                                        -------------               -------------
                  Total Liabilities and Equity................................          $ 728,442,872               $ 651,764,675
                                                                                        =============               =============

    The Accompanying Notes are an Integral Part of the Financial Statements.

               The Northwestern Mutual Life Insurance Company
                                    Form 10-K


Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
             COMBINED STATEMENT OF OPERATIONS AND CHANGES IN EQUITY
                         For the Years Ended December 31



                                                                                           1998           1997          1996
                                                                                        ------------- -------------  -------------
Investment Income

     Dividend Income..........................................................          $ 34,233,423   $ 33,252,128   $ 24,500,542
     Annuity Rate and Expense Guarantees......................................             8,068,865      7,048,888      5,783,739
                                                                                        -------------  ------------   ------------

     Net Investment Income....................................................            26,164,558     26,203,240     18,716,803
                                                                                        ------------   ------------   ------------
Realized and Unrealized Gain on Investments
     Net Unrealized Gain on Investments.......................................            37,627,804     23,135,675     13,967,988
     Unrealized Appreciation (Depreciation) During the Year...................            36,249,405     56,364,111     33,051,905
                                                                                        ------------   ------------   ------------

     Net Gain (Loss) on Investments...........................................            73,877,209     79,499,786     47,019,893
                                                                                        ------------   ------------   ------------

Increase (Decrease) in Equity Derived from Investment Activity................           100,041,767    105,703,026     65,736,696
                                                                                        ------------   ------------   ------------
Equity Transactions
     Contract Owners' Net Payments............................................            62,320,941     61,964,558     65,169,358
     Annuity Payments.........................................................            (1,305,331)    (1,046,956)      (830,996)
     Surrenders and Other (Net)...............................................           (83,817,967)   (65,746,579)   (52,376,445)
                                                                                        ------------   ------------   ------------

Increase (Decrease) in Equity Derived from Equity Transactions................           (22,802,357)    (4,828,977)    11,961,917
                                                                                        ------------   ------------   ------------
Net Increase in Equity........................................................            77,239,410    100,874,049     77,698,613
Equity, Beginning of Year.....................................................           648,394,089    547,520,040    469,821,427
                                                                                        ------------   ------------   ------------
Equity, End of Year...........................................................          $725,633,499   $648,394,089   $547,520,040
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

Note 5--Dividend income from the Fund is recorded on the record date of the dividends. Transactions in Fund shares are accounted for on the trade date. The basis for determining cost on sale of Fund shares is identified cost. Purchases and sales of Fund shares for the years ended December 31 by each Division are shown below:



Purchases                                             1998                       1997                       1996
                                                   -----------                -----------               ------------
Aggressive Growth Division                         $10,360,035                $13,774,024               $17,797,661
International Equity Division                        6,698,885                  9,401,229                 8,274,087
Growth Stock Division                                9,097,053                  6,679,256                 4,830,460
Growth & Income Stock Division                      10,667,937                 13,074,930                 5,756,071
Index 500 Stock Division                            18,355,852                 14,059,126                11,279,772
Balanced Division                                   28,049,864                 21,076,301                20,896,761
High Yield Bond Division                             5,801,403                  5,687,823                 3,296,028
Select Bond Division                                 5,372,185                  4,506,469                 5,463,472
Money Market Division                               24,597,925                 13,132,202                13,328,217

Sales
Aggressive Growth Division                         $14,639,276               $  8,367,827              $  4,234,497
International Equity Division                       11,198,223                  4,431,627                 3,828,530
Growth Stock Division                                4,198,359                  1,576,559                   508,512
Growth & Income Stock Division                       3,780,324                  2,076,927                 1,277,020
Index 500 Stock Division                            13,607,476                  8,104,812                 5,728,800
Balanced Division                                   40,333,474                 32,274,893                26,932,275
High Yield Bond Division                             4,113,088                  1,516,721                   568,230
Select Bond Division                                 4,608,524                  6,636,325                 4,528,222
Money Market Division                               19,273,286                 14,926,292                11,504,938


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

For contracts issued on or after March 31, 1995, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 4/10 of 1% and a 1 1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed 3/4 of 1% and 1 1/2%, respectively.

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

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K

Item 8.    (continued)


Report of Independent Accountants

To The Northwestern Mutual Life Insurance Company and
  Contract Owners of NML Variable Annuity Account A


In our opinion, the statements appearing on pages 17 through 24 present fairly, in all material respects, the financial position of NML Variable Annuity Account A at December 31, 1998 and 1997, and the results of its operations and the changes in its equity for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PriceWaterhouseCoopers LLP
Milwaukee, Wisconsin
January 25, 1999

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES



                                                                                                       December 31
                                                                                        -----------------------------------------

Assets                                                                                     1998                        1997
                                                                                        -------------               -------------
     Investments at market value:

         Northwestern Mutual Series Fund, Inc.

              Aggressive Growth Stock
                  1998:  32,435,113 shares (cost $90,546,838).................          $ 112,355,230
                  1997:  33,439,173 shares (cost $85,858,851).................                                      $ 111,586,520

              International Equity
                  1998:  35,339,851 shares (cost $52,600,652).................             59,264,930
                  1997:  37,819,506 shares (cost $52,786,634).................                                         63,877,146

              Growth Stock
                  1998:  12,380,682 shares (cost $21,943,825).................             27,819,393
                  1997:  8,757,048 shares (cost $13,278,855)..................                                         15,850,257

              Growth and Income Stock
                  1998:  24,848,484 shares (cost $35,764,080).................             40,353,938
                  1997:  20,649,607 shares (cost $28,811,270).................                                         27,484,626

              Index 500 Stock
                  1998:  55,739,165 shares (cost $103,423,250)................            183,326,114
                  1997:  50,653,443 shares (cost $81,303,357).................                                        133,927,705

              Balanced
                  1998:  77,775,095 shares (cost $122,950,926)................            172,971,811
                  1997:  77,214,264 shares (cost $114,230,115)................                                        153,733,599

              High Yield Bond
                  1998:  9,200,196 shares (cost $10,065,238)..................              8,611,383
                  1997:  6,179,152 shares (cost $6,940,417)...................                                          6,568,438

              Select Bond
                  1998:  16,617,246 shares (cost $19,964,276).................             20,754,940
                  1997:  14,367,483 shares (cost $16,785,623).................                                         18,059,926

              Money Market
                  1998:  19,628,758 shares (cost $19,628,758).................             19,628,758
                  1997:  16,900,306 shares (cost $16,900,306).................                                         16,900,306
                                                                                        -------------               -------------

                                                                                          645,086,497                 547,988,523
     Due from Sales of Fund Shares............................................                495,042                   2,927,350
     Due from Northwestern Mutual Life Insurance Company......................                355,553                     196,511
                                                                                        -------------               -------------

                  Total Assets................................................          $ 645,937,092               $ 551,112,384
                                                                                        =============               =============


Liabilities
     Due to Northwestern Mutual Life Insurance Company                                  $     495,042               $   2,927,350
     Due from Purchase of Fund Shares.........................................                355,553                     196,511
                                                                                        -------------               -------------

                  Total Liabilities...........................................          $     850,595               $   3,123,861
                                                                                        =============               =============



    The Accompanying Notes are an Integral Part of the Financial Statements.

               The Northwestern Mutual Life Insurance Company
                                    Form 10-K


Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                                                       December 31
                                                                                        -----------------------------------------

Equity                                                                                     1998                         1997
                                                                                        -------------               -------------

    Contracts Issued Before December 17, 1981 or Between April 30, 1984 and
     December 31, 1991:

         Aggressive Growth Stock Division
              1998:  1,801,179 Accumulation Units @ 39.854126.................          $  71,784,423
              1997:  1,935,434 Accumulation Units @ 37.054456.................                                      $  71,716,451

         International Equity Division
              1998:  20,139,789 Accumulation Units @ 2.031842.................             40,920,871
              1997:  23,069,550 Accumulation Units @ 1.938399.................                                         44,717,992

         Growth Stock Division
              1998:  651,555 Accumulation Units @ 26.398692...................             17,200,222
              1997:  482,897 Accumulation Units @ 20.837268...................                                         10,062,263

         Growth and Income Stock Division
              1998:  801,963 Accumulation Units @ 25.245888...................             20,246,304
              1997:  711,558 Accumulation Units @ 20.502206...................                                         14,588,507

         Index 500 Stock Division
              1998:  2,699,180 Accumulation Units @ 46.522428.................            125,572,411
              1997:  2,558,205 Accumulation Units @ 36.141676.................                                         92,457,808

         Balanced Division
              1998:  1,211,838 Accumulation Units @ 84.986573.................            102,989,851
              1997:  1,341,930 Accumulation Units @ 71.490869.................                                         95,935,733

         High Yield Bond Division
              1998:  301,661 Accumulation Units @ 16.385350...................              4,942,825
              1997:  235,585 Accumulation Units @ 16.692972...................                                          3,932,608

         Select Bond Division
              1998:  84,033 Accumulation Units @ 89.873176....................              7,552,345
              1997:  85,036 Accumulation Units @ 83.938645....................                                          7,137,800

         Money Market Division
              1998:  45,208 Accumulation Units @ 28.923541....................              1,307,598
              1997:  38,584 Accumulation Units @ 27.434762....................                                          1,058,532




    The Accompanying Notes are an Integral Part of the Financial Statements.

               The Northwestern Mutual Life Insurance Company
                                    Form 10-K


Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES


                                                                                                      December 31
                                                                                        -----------------------------------------

Equity (Cont'd.)                                                                            1998                        1997
                                                                                        -------------               -------------

     Contracts Issued After December 16, 1981 and Prior to May 1, 1984:

         Aggressive Growth Stock Division
              1998:  1,469 Accumulation Units @ 38.303948.....................          $      56,266
              1997:  1,141 Accumulation Units @ 35.791674.....................                                      $      40,847
              Annuity Reserves................................................                 33,440                      33,487
                                                                                        -------------               -------------
                                                                                               89,706                      74,334
                                                                                        -------------               -------------
         International Equity Division
              1998:  119,120 Accumulation Units @ 1.975051....................                235,268
              1997:  109,646 Accumulation Units @ 1.893664....................                                           207,632
              Annuity Reserves................................................                 16,925                      17,392
                                                                                        -------------               -------------
                                                                                              252,193                     225,024
                                                                                        -------------               -------------
         Growth Stock Division
              1998:  137 Accumulation Units @ 25.790044.......................                  3,536
              1997:  137 Accumulation Units @ 20.458788.......................                                              2,809
              Annuity Reserves................................................                 48,049                      40,850
                                                                                        -------------               -------------
                                                                                               51,585                      43,659
                                                                                        -------------               -------------
         Growth and Income Stock Division
              1998:  4,298 Accumulation Units @ 24.663747.....................                105,994
              1997:  2,270 Accumulation Units @ 20.129770.....................                                             45,701
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                              105,994                      45,701
                                                                                        -------------               -------------
         Index 500 Stock Division
              1998:  13,564 Accumulation Units @ 44.708227....................                606,427
              1997:  19,041 Accumulation Units @ 34.906216....................                                            664,652
              Annuity Reserves................................................                 51,080                      42,741
                                                                                        -------------               -------------
                                                                                              657,507                     707,393
                                                                                        -------------               -------------
         Balanced Division
              1998:  80,125 Accumulation Units @ 78.082648....................              6,256,421
              1997:  86,634 Accumulation Units @ 66.012286....................                                          5,718,908
              Annuity Reserves................................................                539,064                     486,559
                                                                                        -------------               -------------
                                                                                            6,795,485                   6,205,467
                                                                                        -------------               -------------
         High Yield Division
              1998:  157 Accumulation Units @ 16.007423.......................                  3,536
              1997:  N/A......................................................
              Annuity Reserves................................................                      0                           0
                                                                                        -------------               -------------
                                                                                                3,536                           0
                                                                                        -------------               -------------
         Select Bond Division
              1998:  480 Accumulation Units @ 82.531570.......................                 39,623
              1997:  532 Accumulation Units @ 77.468103.......................                                             41,227
              Annuity Reserves................................................                 40,052                      40,290
                                                                                        -------------               -------------
                                                                                               79,675                      81,517
                                                                                        -------------               -------------
         Money Market Division
              1998:  946 Accumulation Units @ 26.605346.......................                 25,162
              1997:  871 Accumulation Units @ 25.362364.......................                                             22,084
              Annuity Reserves................................................                  7,371                       7,530
                                                                                        -------------               -------------
                                                                                               32,533                      29,614
                                                                                        -------------               -------------



    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                                       December 31
                                                                                        -----------------------------------------

Equity (cont'd)                                                                            1998                         1997
                                                                                        -------------               -------------
     Contracts Issued After December 31, 1991 Front Load Version:

         Aggressive Growth Stock Division
              1998:  2,921,308 Accumulation Units @ 2.511728..................          $   7,337,533
              1997:  3,169,006 Accumulation Units @ 2.350498..................                                      $   7,448,743

         International Equity Division
              1998:  2,807,888 Accumulation Units @ 1.958397..................              5,498,960
              1997:  3,021,349 Accumulation Units @ 1.880500..................                                          5,681,647

         Growth Stock Division
              1998:  845,190 Accumulation Units @ 2.561090....................              2,164,608
              1997:  710,110 Accumulation Units @ 2.034708....................                                          1,444,866

         Growth and Income Stock Division
              1998:  2,452,149 Accumulation Units @ 2.449237..................              6,005,593
              1997:  1,970,478 Accumulation Units @ 2.001981..................                                          3,944,860

         Index 500 Stock Division
              1998:  4,231,423 Accumulation Units @ 3.278539..................             13,872,886
              1997:  3,966,706 Accumulation Units @ 2.563560..................                                         10,168,888

         Balanced Division
              1998:  6,324,559 Accumulation Units @ 2.281157..................             14,427,311
              1997:  6,187,478 Accumulation Units @ 1.931409..................                                         11,950,551

         High Yield Bond Division
              1998:  441,272 Accumulation Units @ 1.589625....................                701,458
              1997:  423,726 Accumulation Units @ 1.630023....................                                            690,684

         Select Bond Division
              1998:  2,718,375 Accumulation Units @ 1.585144..................              4,309,016
              1997:  2,574,248 Accumulation Units @ 1.490112..................                                          3,835,918

         Money Market Division
              1998:  1,905,815 Accumulation Units @ 1.308441..................              2,493,647
              1997:  1,710,473 Accumulation Units @ 1.249188..................                                          2,136,703



    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENT OF ASSETS AND LIABILITIES

                                                                                                       December 31
                                                                                        -----------------------------------------

Equity (cont'd)                                                                             1998                        1997
                                                                                        -------------               -------------
     Contracts Issued After December 31, 1991 Simplified Load Version:

         Aggressive Growth Stock Division
              1998:  8,671,088 Accumulation Units @ 3.822308..................          $  33,143,567
              1997:  8,989,193 Accumulation Units @ 3.598431..................                                      $  32,346,992

         International Equity Division
              1998:  6,652,248 Accumulation Units @ 1.893030..................             12,592,906
              1997:  7,247,144 Accumulation Units @ 1.828649..................                                         13,252,483

         Growth Stock Division
              1998:  3,373,983 Accumulation Units @ 2.490522..................              8,402,978
              1997:  2,159,985 Accumulation Units @ 1.990509..................                                          4,299,469

         Growth and Income Stock Division
              1998:  5,876,089 Accumulation Units @ 2.381813..................             13,995,745
              1997:  4,547,004 Accumulation Units @ 1.958555..................                                          8,905,558

         Index 500 Stock Division
              1998:  10,493,642 Accumulation Units @ 4.119000.................             43,223,310
              1997:  9,442,314 Accumulation Units @ 3.240055..................                                         30,593,616

         Balanced Division
              1998:  7,165,398 Accumulation Units @ 6.804809..................             48,759,164
              1997:  6,839,439 Accumulation Units @ 5.796067..................                                         39,641,848

         High Yield Bond Division
              1998:  1,917,813 Accumulation Units @ 1.545816..................              2,964,586
              1997:  1,219,819 Accumulation Units @ 1.594619..................                                          1,945,147

         Select Bond Division
              1998:  1,231,485 Accumulation Units @ 7.157135..................              8,813,904
              1997:  1,034,899 Accumulation Units @ 6.768475..................                                          7,004,691

         Money Market Division
              1998:  6,483,460 Accumulation Units @ 2.436196..................             15,794,980
              1997:  5,844,682 Accumulation Units @ 2.339812..................                                         13,675,458

                                                                                        -------------               -------------
                           Total Equity.......................................          $ 645,087,216               $ 547,988,525
                                                                                        -------------               -------------

                           Total Liabilities and Equity.......................          $645,937,811                $551,112,386
                                                                                        ============                ============


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


Item 8.    (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
             COMBINED STATEMENT OF OPERATIONS AND CHANGES IN EQUITY
                        For the Years Ended December 31

                                                                                     1998              1997                1996
                                                                                 ------------       ------------       ------------
Investment Income

     Dividend Income........................................................     $ 26,995,272       $ 27,689,163       $ 16,994,370
     Annuity Rate and Expense Guarantees....................................        3,154,687          2,501,975          1,738,625
                                                                                 ------------       ------------       ------------
     Net Investment Income..................................................       23,840,585         25,187,188         15,255,745
                                                                                 ------------       ------------       ------------
Realized and Unrealized Gain (Loss) on Investments
     Net Realized Gain (Loss) on Investments................................       29,250,486         18,686,284          8,855,390
     Unrealized Appreciation (Depreciation) During the Year.................       37,105,561         44,241,434         29,832,124
                                                                                 ------------       ------------       ------------
     Net Gain (Loss) on Investments.........................................       66,356,047         62,927,718         38,687,514
                                                                                 ------------       ------------       ------------
Increase in Equity Derived from Investment Activity.........................       90,196,632         88,114,906         53,943,259
                                                                                 ------------       ------------       ------------
Equity Transactions
     Contract Owners' Net Payments..........................................       93,658,882         91,195,224         89,650,916
     Surrenders and Other (Net).............................................      (86,757,540)       (57,974,180)       (34,747,640)
                                                                                 ------------       ------------       ------------
Increase (Decrease) in Equity Derived from Equity Transactions..............        6,901,342         33,221,044         54,903,276
                                                                                 ------------       ------------       ------------
Net Increase in Equity......................................................       97,097,974        121,335,950        108,846,535
Equity, Beginning of Year...................................................      547,988,523        426,652,573        317,806,038
                                                                                 ------------       ------------       ------------
Equity, End of Year.........................................................     $645,086,497       $547,988,523       $426,652,573
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

Note 5--Dividend income from the Fund is recorded on the record date of the dividends. Transactions in Fund shares are accounted for on the trade date. The basis for determining cost on sale of Fund shares is identified cost. Purchases and sales of Fund shares for the years ended December 31 by each Division are shown below:


Purchases                                             1998                       1997                      1996
                                                   -----------                -----------               -----------
Aggressive Growth Division                         $15,042,444                $21,563,810               $30,690,195
International Equity Division                       10,115,335                 14,484,423                15,119,614
Growth Stock Division                               11,736,176                  5,929,895                 7,308,964
Growth & Income Stock Division                      12,220,296                 18,445,529                 8,410,421
Index 500 Stock Division                            27,128,970                 22,292,577                19,824,136
Balanced Division                                   25,547,459                 18,920,420                19,426,753
High Yield Bond Division                             4,842,682                  4,398,102                 2,362,508
Select Bond Division                                 7,219,542                  4,295,571                 5,445,050
Money Market Division                               28,689,880                 20,035,837                20,346,897

Sales
Aggressive Growth Division                         $18,315,682                $12,675,291               $ 1,045,256
International Equity Division                       13,861,624                  4,352,840                 1,571,810
Growth Stock Division                                4,445,344                  2,395,716                   303,927
Growth & Income Stock Division                       6,047,669                  2,674,188                   839,196
Index 500 Stock Division                            12,386,814                 10,114,507                 5,253,981
Balanced Division                                   24,616,712                 17,783,563                29,797,911
High Yield Bond Division                             1,661,445                    480,911                   158,086
Select Bond Division                                 4,504,138                  4,561,008                 3,918,139
Money Market Division                               25,961,429                 16,919,905                15,887,232


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

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


Item 8.    (continued)


Report of Independent Accountants

To The Northwestern Mutual Life Insurance Company and
  Contract Owners of NML Variable Annuity Account C


In our opinion, the statements appearing on pages 26 through 33 present fairly, in all material respects, the financial position of NML Variable Annuity Account C at December 31, 1998 and 1997, and the results of its operations and the changes in its equity for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PriceWaterhouseCoopers LLP
Milwaukee, Wisconsin
January 25, 1999

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not applicable.



                             Item 10 is on page 36.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K

                                                       PART III

Item 10.   Directors and Executive Officers of the Registrant

                  The following information as of March 1, 1999, is provided with respect to each director, including persons chosen to become directors, of the Registrant. The Registrant uses the title of Trustee to denote the directors.



                                              Year      EXPIRATION OF
       TRUSTEE(2)                 AGE       ELECTED     TERM OF OFFICE        OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
       ----------                 ---       -------     ---------             ----------------------------------------------

R. Quintus Anderson                68         1984      May 1999 (1)          Chairman, Audit Committee; Member, Ad Hoc Committee

Edward E. Barr                     62         1991      May 1999 (1)          Member, Human Resources and Public Policy Committee

Gordon T. Beaham, III              67         1988      May 2001              Member, Operations and Technology Committee

Robert C. Buchanan                 58         1991      May 1999 (1)          Member, Audit, Executive and Finance Committees

Robert E. Carlson                  63         1989      May 2002              Executive Vice President(Strategic Marketing); Member,
                                                                              Executive Committee

George A. Dickerman                60         1994      May 2000              Member, Agency and Marketing Committee

Pierre S. du Pont                  64         1985      May 2002              Member, Agency and Marketing Committee

James D. Ericson                   63         1989      May 2000              President and C.E.O.; Member, Human Resources and
                                                                              Public Policy, Agency and Marketing, and Operations
                                                                              and Technology Committees; Chairman, Executive and
                                                                              Finance Committees

J. E. Gallegos                     63         1985      May 2000              Member, Audit Committee

Stephen N. Graff                   64         1996      May 2000              Member, Executive, Finance, and Operations and
                                                                              Technology Committees

Patricia Albjerg Graham            64         1980      May 2000              Member, Human Resources and Public Policy Committee

Stephen F. Keller                  60         1984      May 1999 (1)          Member, Human Resources and Public Policy Committee

Barbara A. King                    52         1996      May 2002              Member, Agency and Marketing Committee

J. Thomas Lewis                    62         1978      May 2002              Chairman, Human Resources  and Public Policy and Ad
                                                                              Hoc Committees

Daniel F. McKeithan, Jr.           63         1988      May 1999 (1)          Member, Executive, Finance, and Human Resources and
                                                                              Public Policy Committees


                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K




                                              YEAR     EXPIRATION OF
       TRUSTEE(2)                 AGE       ELECTED    TERM OF OFFICE        OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
       ----------                 ---       -------     ---------             ----------------------------------------------

Guy A. Osborn                      63         1994      May 2001              Member, Operations and Technology, Executive and
                                                                              Finance Committees

Timothy D. Proctor                 49         1997      May 2001              Member, Audit Committee

Donald J. Schuenke (3)             70         1980      May 2002              Member, Agency and Marketing, Executive and Finance
                                                                              and Ad Hoc Committees

H. Mason Sizemore, Jr.             57         1993      May 1999 (1)          Member, Agency and Marketing Committee

Harold B. Smith                    65         1973      May 2000              Member, Operations and Technology Committee

Sherwood H. Smith, Jr.             64         1992      May 2002              Chairman, Agency and Marketing Committee; Member,
                                                                              Ad Hoc Committee

John E. Steuri                     59         1994      May 1999 (1)          Chairman, Operations and Technology Committee; Member,
                                                                              Ad Hoc Committee

John J. Stollenwerk                59         1993      May 2001              Member, Agency and Marketing, Executive and Finance
                                                                              Committees

Barry L. Williams                  54         1987      May 2001              Member, Human Resources and Public Policy Committee

Kathryn D. Wriston                 60         1986      May 2001              Member, Audit Committee




(1) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 1999 Annual meeting of Policyowners. If re-elected, these Trustees' terms will expire in May of 2003.

(2) Peter M. Sommerhauser (56) is a candidate proposed for election to the Board at the May 1999 Annual Meeting of Policyowners. If elected, his term will expire in 2002.

(3)  Retiring from the Board on May 26, 1999.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K


Item 10.   (continued)

                  The following information as of March 1, 1999, is provided with respect to each Executive Officer of the Registrant.



     NAME                   AGE                  POSITION
     ----                   ---                  --------
James D. Ericson            63   President and Chief Executive Officer; Trustee
John M. Bremer              51   Executive Vice President, General Counsel and Secretary (Administration and Law)
Peter W. Bruce              53   Executive Vice President (Accumulation Products and Long Term Care)
Robert E. Carlson           63   Executive Vice President (Strategic Marketing); Trustee
Edward J. Zore              53   Executive Vice President (Life and Disability Income Insurance)
Deborah A. Beck             51   Senior Vice President (Insurance Operations/Chief Compliance Officer)
William H. Beckley          51   Senior Vice President (Agencies)
Mark G. Doll                49   Senior Vice President (Public Markets)
Richard L. Hall             53   Senior Vice President (Life Marketing)
William C. Koenig           51   Senior Vice President and Chief Actuary
Donald L. Mellish           60   Senior Vice President (Field Financial Services)
Bruce L. Miller             56   Senior Vice President (Corporate Planning and Development)
Mason G. Ross               55   Senior Vice President (Investment Administration and Real Estate)
Leonard F. Stecklein        52   Senior Vice President (Agency Services)
Frederic H. Sweet           55   Senior Vice President (Corporate and Government Relations)
Dennis Tamcsin              60   Senior Vice President (Field Relations)
Walt J. Wojcik              59   Senior Vice President (Information Systems)
Robert J. Berdan            52   Vice President (Compliance/Best Practices)
Steven T. Catlett           49   Vice President (New Business)
Thomas E. Dyer              53   Vice President (Corporate Services)
Gary E. Long                54   Vice President and Controller
Susan A. Lueger             45   Vice President (Human Resources)
Meridee J. Maynard          43   Vice President (Annuity and Accumulation Products)
Gregory C. Oberland         41   Vice President (Disability Income)
Barbara F. Piehler          48   Vice President (Policyowner Services)
James F. Reiskytl           61   Vice President (Tax and Financial Planning)
John E. Schlifske           39   Vice President (Securities)
Martha M. Valerio           52   Vice President (Corporate Development)
W. Ward White               59   Vice President (Communications)


                  All of the Executive Officers, except Susan A. Lueger and Bruce L. Miller, have been associated with Northwestern Mutual, although not necessarily in their present positions, for more than five years.

                  Susan A. Lueger has been Vice President of Northwestern Mutual since May, 1994. Prior thereto she had been Vice President of Human Resources at Wisconsin Electric Power Company since 1992.

                  Bruce L. Miller has been Senior Vice President of Northwestern Mutual since July, 1996. Prior thereto he participated in private equity investing, operating and serving as a consultant to various firms in the financial services and healthcare industries since 1989.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K


Item 10.   (continued)

           Term of office for all Executive Officers is one year expiring May 31, 1999.

                  No one of the Executive Officers, Trustees or nominees is related to any other to the best of our knowledge.

                  Business experience and directorships of Trustees are as follows:



                                           PRINCIPAL OCCUPATION
     TRUSTEE                              DURING PAST FIVE YEARS                                           DIRECTORSHIPS
------------------------------------------------------------------------------------------------------------------------------------

R. Quintus Anderson        Chairman, The Aarque Capital Corporation (diversified metal products         Cold Metal Products Company,
                           manufacturing), Jamestown, New York, since 1997. Prior thereto,              Inc. Oneida, Ltd.
                           Chairman, The Aarque Companies.

Edward E. Barr             Chairman, Sun Chemical Group, B.V.(graphic arts) , Fort Lee, New Jersey,     First Union Corporation
                           since 1998.  Chairman and CEO 1997-1998.  Prior thereto President and        United Water Resources
                           Chief Executive Officer 1987-1997.

Gordon T. Beaham, III      Chairman and President, Faultless Starch/Bon Ami
                           Company(consumer products manufacturer), Kansas City,
                           Missouri, since 1987.


Robert C. Buchanan         President and Chief Executive Officer, Fox Valley                            W.H. Brady Corporation
                           Corporation(manufacturer of gift wrap and writing paper), Appleton,          Firstar Corporation
                           Wisconsin, since 1980.

Robert E. Carlson          Executive Vice President of Northwestern Mutual since 1987.

George A. Dickerman        Chairman of the Board, Spalding Sports Worldwide(manufacturer of sporting equipment), Chicopee, Massachusetts, since 1997.  Prior thereto, President 1981-1997.

Pierre S. du Pont          Partner with Richards, Layton & Finger(law firm), Wilmington, Delaware,      Whitman Corporation
                           since 1985.

James D. Ericson           President and Chief Executive Officer of NML since 1993.                     MGIC Investment Corporation
                                                                                                        Kohl's Corporation
                                                                                                        Consolidated Paper Inc.
                                                                                                        Mason Street Funds, Inc.
                                                                                                        Green Bay Packaging, Inc.
                                                                                                        Northwestern Mutual Series
                                                                                                        Fund, Inc.

J. E. Gallegos             Attorney, Gallegos Law Firm, Santa Fe, New Mexico since 1988.


                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K




                                           PRINCIPAL OCCUPATION
     TRUSTEE                              DURING PAST FIVE YEARS                                           DIRECTORSHIPS
------------------------------------------------------------------------------------------------------------------------------------



Stephen N. Graff           Office Managing Partner (retired), Arthur Andersen LLP, Milwaukee,           Mason Street Funds, Inc.
                           Wisconsin, 1981-1994.                                                        Regal-Beloit Corporation
                                                                                                        Northwestern Mutual Series
                                                                                                        Fund, Inc.

Patricia Albjerg Graham    President, Spencer Foundation(social and behavioral
                           sciences), Chicago, Illinois, since 1991; and Professor of the
                           History of American Education, Harvard University,
                           Cambridge, Massachusetts, since 1974..

Stephen F. Keller          Attorney since 1996.  Prior thereto, Chairman, The Santa Anita
                           Companies, Los Angeles, California, since 1993.

Barbara A. King            President, Landscape Structures, Inc.(manufacturer of playground equipment), Delano, Minnesota, since 1973.

J. Thomas Lewis            Attorney, (sole practitioner) since 1998. Prior thereto,
                           associated with Monroe & Lemann (law firm), New Orleans, Louisiana,
                           1965-1998.

Daniel F. McKeithan, Jr.   President, Tamarack Petroleum Co. Inc.(operator of oil and gas wells),       Firstar Corporation
                           Milwaukee, Wisconsin, since 1982.                                            The Marcus Corporation
                                                                                                        WICOR, Inc.

Guy A. Osborn              Retired Chairman, Universal Foods Corp., Milwaukee, Wisconsin, since         Fleming Companies, Inc.
                           1997.  Chairman,1996-1997.  Chairman and Chief Executive Officer,            WICOR, Inc.
                           1990-1996

Timothy D. Proctor         Director, Worldwide Human Resources, Glaxo Wellcome
                           plc(pharmaceuticals), Greenford, Middlesex, United Kingdom, since 1998.
                           Senior Vice President Human Resources, General Counsel and Secretary,
                           Glaxo Wellcome Inc., since 1996.  Senior Vice President, General Counsel and Secretary, 1994-1996.


Donald J. Schuenke         Chairman of the Board, Northern Telecom Limited since 1994.  Retired         A. O. Smith Corporation
                           Chairman of Northwestern Mutual 1993-1994.  Chairman of the Board of NML     Badger Meter, Inc.
                           10-1-93 to 1-31-94                                                           Federal Home Loan Mortgage
                                                                                                          Corporation (Freddie Mac)
                                                                                                        Northern Telecom, Limited

H. Mason Sizemore, Jr.     President and Chief Operating Officer, The Seattle Times, Seattle,
                           Washington, since 1985.

Harold B. Smith            Chairman, Executive Committee, Illinois Tool Works Inc.(engineered           W.W. Grainger, Inc.
                           components and industrial systems and consumables), Glenview, Illinois,      Illinois Tool Works Inc.
                           since 1982                                                                   Northern Trust Corporation

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K





                                           PRINCIPAL OCCUPATION
     TRUSTEE                              DURING PAST FIVE YEARS                                           DIRECTORSHIPS
------------------------------------------------------------------------------------------------------------------------------------
Sherwood H. Smith, Jr.     Chairman of the Board, Carolina Power & Light Company, Raleigh, North    Carolina Power & Light Company
                           Carolina, since October 1996.  Prior thereto, Chairman and Chief         Northern Telecom Limited
                           Executive Officer, 1992-1996                                             Springs Industries, Inc.
                                                                                                    Wachovia Corporation

Peter M. Sommerhauser      Attorney, Godfrey & Kahn, S.C.(law firm), Milwaukee, Wisconsin, since    Kohl's Corporation
(proposed for election     1969.
to the Board on 5/26/99)


John E. Steuri             Chairman, Advanced Thermal Technologies(heating, air conditioning and    National Computer Systems Inc.
                           humidity control), Little Rock, Arkansas, since May 1997.  Prior         Intelligroup, Inc.
                           thereto, Chairman and CEO ALLTEL Information Services, Inc., Little
                           Rock, Arkansas, since 1989.

John J. Stollenwerk        President and Chief Executive Officer, Allen-Edmonds Shoe Corporation,   Firstar Corporation
                           Port Washington, Wisconsin since 1998.  Prior thereto President and      Badger Meter, Inc.
                           Owner 1980-1998.                                                         Koss Corporation

Barry L. Williams          President and Chief Executive Officer, Williams Pacific Ventures,        R. H. Donnelly Corporation
                           Inc.(venture capital), San Francisco, California, since 1993.            Pacific Gas & Electric Company
                                                                                                    Simpson Manufacturing Co., Inc.
                                                                                                    Comp USA, Inc.
                                                                                                    The Newhall Land and Farming
                                                                                                      Company
                                                                                                    CH2M Hill Companies, Ltd.

Kathryn D. Wriston         Director of various corporations.                                        Santa Fe Energy Resources, Inc.
                                                                                                    The Stanley Works





                             Item 11 is on page 42.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K


Item 11.   Executive Compensation

           Not applicable. NML Variable Annuity Accounts A and C have no directors or executive officers, the Executive Officers and Trustees of Northwestern Mutual spend no substantial portion of their time on matters relating to NML Variable Annuity Accounts A and C, and the amounts of compensation received by the Executive Officers and Trustees of The Northwestern Mutual have no bearing on the values associated with variable annuity contracts issued in connection with NML Variable Annuity Accounts A and C.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

           Not applicable. As a mutual life insurance company, Northwestern Mutual has no shareholders.


Item 13.   Certain Relationships and Related Transactions

           Northwestern Mutual's subsidiary, Northwestern Mutual Investment Services, LLC ("NMIS"), serves as the investment advisor to the Fund a series company registered as an open-end management company under the Investment Company Act of 1940, consisting of nine portfolios. Northwestern Mutual is a party to investment advisory agreement with the Fund. The investment advisory agreements was entered into or renewed during the fiscal year. Various Trustees and Executive officers of Northwestern Mutual serve as directors and officers of the Fund and may be deemed to have a direct or indirect material interest in the existence of the investment advisory agreement.

           Various Trustees and Executive Officers of Northwestern Mutual have securities accounts with Baird and effected transactions through such accounts during the fiscal year.

           Loans are made to Trustees and Executive Officers in accordance with the provisions of insurance policies which they may own. Such loans are made in the ordinary course of business and are administered solely according to the terms of the policy.



                             Item 14 is on page 43.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K



Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                 Page
           (a)    Financial Statements and Exhibits                                                          17
                  (1)    NML Variable Annuity Account A (in Part II, Item 8)
                               Statement of Assets and Liabilities, December 31,
                               1998 and 1997 Combined Statement of Operations
                               and Changes in Equity,
                                    for years ended December 31, 1998, 1997 and 1996
                               Notes to Financial Statements
                               Report of Independent Accountants

                  (2)    NML Variable  Annuity Account C (in Part II, Item 8)                                26
                               Statement of Assets and Liabilities, December 31, 1998 and 1997
                               Combined Statement of Operations and Changes in Equity,
                                    for years ended December 31, 1998, 1997 and 1996
                               Notes to Financial Statements
                               Report of Independent Accountants

                  (3)    The Northwestern Mutual Life Insurance Company                                      44
                         Attached are:
                               Report of Independent Accountants
                               Consolidated Statement of Financial Position, December 31,
                                    1998 and 1997
                               Consolidated Statement of Operations, for years ended
                                    December 31, 1998, 1997 and 1996
                               Consolidated Statement of Changes in Surplus,
                                    for years ended December 31, 1998, 1997 and 1996
                               Consolidated Statement of Cash Flows, for years ended
                                    December 31, 1998, 1997 and 1996
                               Notes to Consolidated Statutory Financial Statements

           (b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1998.

           (c)    See Index to Exhibits on page 62, which is incorporated herein by reference                62

           (d) Financial Statements of majority owned subsidiaries of Northwestern Mutual not consolidated have been omitted because, considered in the aggregate as a single subsidiary, they do not constitute a significant subsidiary.


                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees and Policyowners of The Northwestern Mutual Life Insurance Company


We have audited the accompanying consolidated statement of financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, of changes in surplus and of cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us (1) do not present fairly in conformity with generally accepted accounting principles, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary at December 31, 1998 and 1997, or the results of their operations or their cash flows for each of the three years in the period ended December 31, 1998 because of the effects of the variances between the statutory basis of accounting and generally accepted accounting principles referred to in the preceding paragraph and (2) do present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, on the basis of accounting described in Note 1.

/s/ PriceWaterhouseCoopers LLP
Milwaukee, Wisconsin
January 25, 1999

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K



THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(IN MILLIONS)
--------------------------------------------------------------------------------

                                                                                    DECEMBER 31,
                                                                            -------------------------
                                                                               1998            1997
                                                                             --------         --------
  Assets
Bonds                                                                        $ 34,888        $ 32,359
Common and preferred stocks                                                     6,576           6,524
Mortgage loans                                                                 12,250          10,835
Real estate                                                                     1,481           1,372
Policy loans                                                                    7,580           7,163
Other investments                                                               1,839           2,026
Cash and temporary investments                                                  1,275             572
Due and accrued investment income                                                 827             795
Other assets                                                                    1,313           1,275
Separate account assets                                                         9,966           8,160
                                                                             --------        --------

     Total assets                                                            $ 77,995        $ 71,081
                                                                             ========        ========

                         Liabilities and Surplus

Reserves for policy benefits                                                 $ 51,815        $ 47,343
Policy benefit and premium deposits                                             1,709           1,624
Policyowner dividends payable                                                   2,870           2,640
Interest maintenance reserve                                                      606             461
Asset valuation reserve                                                         1,994           1,974
Income taxes payable                                                            1,161           1,043
Other liabilities                                                               3,133           3,735
Separate account liabilities                                                    9,966           8,160
                                                                             --------        --------

     Total liabilities                                                         73,254          66,980

Surplus                                                                         4,741           4,101
                                                                             --------        --------

     Total liabilities and surplus                                           $ 77,995        $ 71,081
                                                                             ========        ========


   The accompanying notes are an integral part of these financial statements.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(IN MILLIONS)
--------------------------------------------------------------------------------

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                            1998            1997           1996
                                                                          --------        --------       --------
Revenue
   Premium income                                                         $  8,021        $  7,294       $  6,667
   Net investment income                                                     4,536           4,171          3,836
   Other income                                                                922             861            759
                                                                          --------        --------       --------

       Total revenue                                                        13,479          12,326         11,262
                                                                          --------        --------       --------

Benefits and expenses
   Benefit payments to policyowners and beneficiaries                        3,602           3,329          2,921
   Net additions to policy benefit reserves                                  4,521           4,026          3,701
   Net transfers to separate accounts                                          564             566            579
                                                                          --------       ---------      ---------

       Total benefits                                                        8,687           7,921          7,201

   Operating expenses                                                        1,297           1,138          1,043
                                                                          --------        --------       --------

       Total benefits and expenses                                           9,984           9,059          8,244
                                                                          --------        --------       --------

Gain from operations before dividends and taxes                              3,495           3,267          3,018

Policyowner dividends                                                        2,869           2,636          2,341
                                                                          --------        --------       --------

Gain from operations before taxes                                              626             631            677
Income tax expense                                                             301             356            452
                                                                          --------        --------       --------

Net gain from operations                                                       325             275            225
Net realized capital gains                                                     484             414            395
                                                                          --------        --------       --------

       Net income                                                         $    809        $    689       $    620
                                                                          ========        ========        =======


   The accompanying notes are an integral part of these financial statements.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SURPLUS
(IN MILLIONS)
--------------------------------------------------------------------------------


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                          1998          1997         1996
                                                                        --------      --------     --------

Beginning of year balance                                               $  4,101       $ 3,515      $ 2,786

   Net income                                                                809           689          620

   Increase (decrease) in net unrealized gains                              (147)          576          295

   Increase in investment reserves                                           (20)         (526)        (176)

   Other, net                                                                 (2)         (153)         (10)
                                                                         -------       -------      -------

Net increase in surplus                                                      640           586          729
                                                                         -------       -------      -------

End of year balance                                                      $ 4,741       $ 4,101      $ 3,515
                                                                         =======       =======      =======


   The accompanying notes are an integral part of these financial statements.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN MILLIONS)
--------------------------------------------------------------------------------

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1998         1997        1996
                                                                             ----------   ----------   ----------
Cash flows from operating activities
   Insurance and annuity premiums                                             $  8,876     $  8,093     $  7,361
   Investment income received                                                    4,216        3,928        3,634
   Disbursement of policy loans, net of repayments                                (416)        (360)        (326)
   Benefits paid to policyowners and beneficiaries                              (3,572)      (3,316)      (2,912)
   Net transfers to separate accounts                                             (564)        (565)        (579)
   Policyowner dividends paid                                                   (2,639)      (2,347)      (2,105)
   Operating expenses and taxes                                                 (1,749)      (1,722)      (1,663)
   Other, net                                                                      (83)         124          (59)
                                                                              --------     --------     --------

     Net cash provided by operating activities                                   4,069        3,835        3,351
                                                                              --------     --------     --------

Cash flows from investing activities
   Proceeds from investments sold or matured
     Bonds                                                                      28,720       38,284       31,942
     Common and preferred stocks                                                10,359        9,057        4,570
     Mortgage loans                                                              1,737        1,012        1,253
     Real estate                                                                   159          302          178
     Other investments                                                             768          398          316
                                                                              --------     --------     --------

                                                                                41,743       49,053       38,259
                                                                              --------     --------     --------

   Cost of investments acquired
     Bonds                                                                      30,873       41,169       35,342
     Common and preferred stocks                                                 9,642        9,848        4,463
     Mortgage loans                                                              3,135        2,309        2,455
     Real estate                                                                   268          202          125
     Other investments                                                             567          359          255
                                                                              --------     --------     --------

                                                                                44,485       53,887       42,640
                                                                              --------     --------     --------

   Net increase (decrease) in securities lending and other                        (624)         440        1,617
                                                                              --------     --------     --------

     Net cash used in investing activities                                      (3,366)      (4,394)      (2,764)
                                                                              --------     --------     --------

     Net increase (decrease) in cash and temporary investments                     703         (559)         587

Cash and temporary investments, beginning of year                                  572        1,131          544
                                                                              --------     --------     --------

Cash and temporary investments, end of year                                   $  1,275     $    572     $  1,131
                                                                              ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996


1.       PRINCIPAL ACCOUNTING POLICIES

         The accompanying consolidated statutory financial statements include the accounts of The Northwestern Mutual Life Insurance Company ("Company") and its wholly-owned life insurance subsidiary, Northwestern Long Term Care Insurance Company ( "Subsidiary"). The Company and its Subsidiary offer life, annuity, disability income and long term care products to the personal, business, estate and tax-qualified markets.

         The consolidated financial statements have been prepared using accounting policies prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin ("statutory basis of accounting").

         In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the codification guidance that would also be effective upon its planned implementation effective January 1, 2001. It is expected that the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI") will adopt the codification, but it is not known whether the OCI will make any changes to that guidance. The potential effect of the codification on the Company will depend upon the guidance adopted by the OCI.

         Financial statements prepared on the statutory basis of accounting vary from financial statements prepared on the basis of Generally Accepted Accounting Principles ("GAAP") primarily because on a GAAP basis (1) policy acquisition costs are deferred and amortized, (2) investment valuations and insurance reserves are based on different assumptions,
         (3) funds received under deposit-type contracts are not reported as premium revenue, and (4) deferred taxes are provided for temporary differences between book and tax basis of certain assets and liabilities. The effects on the financial statements of the differences between the statutory basis of accounting and GAAP are material to the Company.

         The preparation of financial statements in conformity with the statutory basis of accounting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual future results could differ from these estimates.

         INVESTMENTS
         The Company's investments are valued on the following bases:

         Bonds                             -     Amortized cost using the
                                                 interest method; loan-backed
                                                 and structured securities are
                                                 amortized using estimated
                                                 prepayment rates and,
                                                 generally, the prospective
                                                 adjustment method

         Common and preferred stocks       -     Common stocks are carried at
                                                 fair value, preferred stocks
                                                 are generally carried at cost,
                                                 and unconsolidated subsidiaries
                                                 are recorded using the equity
                                                 method
         Mortgage loans                    -     Amortized cost
         Real estate                       -     Lower of cost, less
                                                 depreciation and encumbrances,
                                                 or estimated net realizable
                                                 value
         Policy loans                      -     Unpaid principal balance, which
                                                 approximates fair value
         Other investments                 -     Consists primarily of joint
                                                 venture investments which are
                                                 valued at equity in ventures'
                                                 net assets
         Cash and temporary investments    -     Amortized cost, which
                                                 approximates fair value

         TEMPORARY INVESTMENTS
         Temporary investments consist of debt securities that have maturities of one year or less at acquisition.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996



         NET INVESTMENT INCOME
         Net investment income includes interest and dividends received or due and accrued on debt securities and stocks, equity in unconsolidated subsidiaries' earnings and the Company's share of joint venture income. Net investment income is reduced by investment management expenses, real estate depreciation, depletion related to energy assets and costs associated with securities lending.

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

         INVESTMENT RESERVES
         The Company is required to maintain an asset valuation reserve ("AVR"). The AVR establishes a general reserve for invested asset valuation using a formula prescribed by state regulations. The AVR is designed to stabilize surplus against potential declines in the value of investments. In addition, the Company maintained a $200 million voluntary investment reserve at December 31, 1998 and 1997 to absorb potential investment losses exceeding those considered by the AVR formula. Increases or decreases in these investment reserves are recorded directly to surplus.

         SEPARATE ACCOUNTS
         Separate account assets and related policy liabilities represent the segregation of funds deposited by "variable" life insurance and annuity policyowners. Policyowners bear the investment performance risk associated with variable products. Separate account assets are invested at the direction of the policyowner in a variety of Company-managed mutual funds. Variable product policyowners also have the option to invest in a fixed interest rate annuity in the general account of the Company. Separate account assets are reported at fair value.

         PREMIUM REVENUE AND OPERATING EXPENSES
         Life insurance premiums are recognized as revenue at the beginning of each policy year. Annuity and disability income premiums are recognized when received by the Company. Operating expenses, including costs of acquiring new policies, are charged to operations as incurred.

         OTHER INCOME
         Other income includes considerations on supplementary contracts, ceded reinsurance expense allowances and miscellaneous policy charges.

         BENEFIT PAYMENTS TO POLICYOWNERS AND BENEFICIARIES
         Benefit payments to policyowners and beneficiaries include death, surrender and disability benefits, matured endowments and supplementary contract payments.

         RESERVES FOR POLICY BENEFITS
         Reserves for policy benefits are determined using actuarial estimates based on mortality and morbidity experience tables and valuation interest rates prescribed by the Office of the Commissioner of Insurance of the State of Wisconsin. See Note 3.

         POLICYOWNER DIVIDENDS
         Almost all life insurance policies, and certain annuity and disability income policies, issued by the Company are participating. Annually, the Company's Board of Trustees approves dividends payable on participating policies in the following fiscal year, which are accrued and charged to operations when approved.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996


         RECLASSIFICATION
         Certain financial statement balances for 1997 and 1996 have been reclassified to conform to the current year presentation.


2.       INVESTMENTS

         DEBT SECURITIES
         Debt securities consist of all bonds and fixed-maturity preferred stocks. The estimated fair values of debt securities are based upon quoted market prices, if available. For securities not actively traded, fair values are estimated using independent pricing services or internally developed pricing models. The Company records unrealized losses for debt securities considered impaired.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996




Statement value, which principally represents amortized cost, and estimated fair value of the Company's debt securities at December 31, 1998 and 1997 were as follows:


December 31, 1998                                                Reconciliation to Estimated Fair Value
-----------------                                            ----------------------------------------------
                                                                                 Gross
                                                                Gross          Unrealized         Estimated
                                           Statement          Unrealized      Depreciation          Fair
                                             Value           Appreciation     (in millions)         Value
                                          ----------         ------------     ------------        ---------
US Government and
   political obligations                  $    3,904            $   461          $   (11)          $  4,354

Mortgage-backed securities                     7,357                280              (15)             7,622

Corporate and other
   debt securities                            23,627              1,240             (382)            24,485
                                          ----------          ---------         --------           --------

                                              34,888              1,981             (408)            36,461

Preferred stocks                                 189                  4               (1)               192
                                          ----------           --------         --------           --------

     Total                                $   35,077           $  1,985         $   (409)          $ 36,653
                                          ==========           ========         ========           ========



December 31, 1997                                                Reconciliation to Estimated Fair Value
-----------------                                            ----------------------------------------------
                                                                                 Gross
                                                                               Unrealized
                                                                Gross         Depreciation        Estimated
                                           Statement          Unrealized          (in                Fair
                                             Value           Appreciation       millions)            Value
                                          ----------         ------------     ------------        ---------
US Government and
   political obligations                  $    3,695           $    336         $     (3)          $  4,028

Mortgage-backed securities                     7,015                264               (4)             7,275

Corporate and other
   debt securities                            21,649              1,098             (208)            22,539
                                          ----------           --------         --------           --------

                                              32,359              1,698             (215)            33,842

Preferred stocks                                 167                  4               (2)               169
                                          ----------           --------         --------           --------

     Total                                $   32,526           $  1,702         $   (217)          $ 34,011
                                          ==========           ========         ========           ========




The statement value of debt securities by contractual maturity at December 31, 1998 and 1997 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996



                                                         December 31,       December 31,
                                                             1998               1997
                                                        ------------        ------------
                                                       (in millions)
     Due in one year or less                                $   655            $   605

     Due after one year through five years                    5,031              4,878

     Due after five years through ten years                  10,286              9,760

     Due after ten years                                     11,748             10,268
                                                            -------            -------

                                                             27,720             25,511

     Mortgage-backed securities                               7,357              7,015
                                                            -------            -------

                                                            $35,077            $32,526
                                                            =======            =======


         STOCKS
         The estimated fair values of common and perpetual preferred stocks are based upon quoted market prices, if available. For securities not actively traded, fair values are estimated using independent pricing services or internally developed pricing models.

         The adjusted cost of common and preferred stock held by the Company at December 31, 1998 and 1997 was $4.8 billion and $5.0 billion, respectively.

         MORTGAGE LOANS AND REAL ESTATE
         Mortgage loans are collateralized by properties located throughout the United States and Canada. The Company attempts to minimize mortgage loan investment risk by diversification of geographic locations and types of collateral properties.

         The fair value of mortgage loans as of December 31, 1998 and 1997 was approximately $12.9 billion and $11.5 billion, respectively. The fair value of the mortgage loan portfolio is estimated by discounting the future estimated cash flows using current interest rates of debt securities with similar credit risk and maturities, or utilizing net realizable values.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996


         At December 31, 1998 and 1997, real estate includes $61 million acquired through foreclosure at each date and $120 million and $124 million, respectively, of home office real estate. In 1998, 1997 and 1996, the Company recorded unrealized losses of $5 million, $2 million and $43 million, respectively, for the excess of statement value over fair value of certain real estate investments and mortgage loans.

         REALIZED GAINS AND LOSSES
         Realized investment gains and losses for the years ended December 31, 1998, 1997 and 1996 were as follows:



                                      For the year ended                 For the year ended               For the year ended
                                      December 31, 1998                  December 31, 1997                December 31, 1996
                                ------------------------------     ------------------------------     ----------------------------
                                                         Net                               Net                              Net
                                                      Realized                           Realized                         Realized
                                Realized   Realized    Gains       Realized   Realized    Gains       Realized  Realized   Gains
                                  Gains     Losses    (Losses)      Gains     Losses     (Losses)       Gains    Losses   (Losses)
                                --------   --------   --------     --------   -------    --------     --------  --------  --------
                                        (in millions)                    (in millions)                    (in millions)
Bonds                            $  514     $(231)     $  283      $  518      $(269)      $249        $  396    $(383)     $ 13
Common and preferred stocks         885      (240)        645         533       (150)       383           580     (115)      465
Mortgage loans                       18       (11)          7          14        (14)         -             2      (15)      (13)
Real estate                          41         -          41         100         (2)        98            36        -        36
Other investments                   330      (267)         63         338       (105)       233           204      (51)      153
                                 ------     ------     ------      ------      -----       ----        ------    -----      ----
                                  1,788      (749)      1,039       1,503       (540)       963         1,218     (564)      654
                                 ------     ------     ------      ------      -----       ----        ------    -----      ----
Less: Capital gains taxes                                 358                               340                              224
Less:  IMR deferrals                                      197                               209                               35
                                                       ------                              ----                             ----
Net realized capital gains                             $  484                              $414                             $395
                                                       ------                              ----                             ----

         SECURITIES LENDING
         The Company has entered into a securities lending agreement whereby certain securities are loaned to third parties, primarily major brokerage firms. The Company's policy requires a minimum of 102 percent of the fair value of the loaned securities as collateral, calculated on a daily basis in the form of either cash or securities. Collateral assets received and related liability due to counterparties of $1.5 billion are included in the consolidated statements of financial position for each of the periods ended at December 31, 1998 and 1997, and approximate the statement value of securities loaned at those dates.

         INVESTMENT IN MGIC
         The Company owns 11.0% (11.9 million shares) of the outstanding common stock of MGIC Investment Corporation ("MGIC"). This investment is accounted for using the equity method. At December 31, 1998 and 1997, the fair value of the Company's investment in MGIC exceeded the statement value of $180 million and $273 million, respectively, by $296 million and $768 million, respectively.

         In July 1995, the Company entered into a forward contract with a brokerage firm to deliver 8.9 million to 10.7 million shares of MGIC (or cash in an amount equal to the market value of the MGIC shares at contract maturity) in August, 1998, in exchange for a fixed cash payment of $247 million ($24 per share). The Company's objective in entering into the forward contract was to hedge against depreciation in the value of its MGIC holdings during the contract period below the initial spot price of $24, while partially participating in appreciation, if any, during the forward contract's duration. In August 1998, the Company delivered 8.9 million shares to settle the forward contract. In conjunction with the settlement, the Company recorded a $114 million realized gain.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996


         DERIVATIVE FINANCIAL INSTRUMENTS
         In the normal course of business, the Company enters into transactions to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and market volatility. These hedging strategies include the use of forwards, futures, options and swaps.

         The Company held the following positions for hedging purposes at December 31, 1998 and 1997:


Derivative Financial Instrument                Notional Amounts                              Risks Reduced
-------------------------------                ----------------                              -------------
                                                 (in millions)
                                       December 31,         December 31,
                                           1998                 1997
                                       -----------          -----------
Foreign Currency                           $601                  $564            Currency exposure on foreign-
                                                                                 denominated investments
     Forward Contracts

Common Stock Futures                        657                   327            Stock market price fluctuation.

Bond Futures                                379                    95            Bond market price fluctuation.

Options to Acquire Interest                 419                   530            Interest rates payable on certain
    Rate Swaps                                                                   annuity and insurance contracts.


Foreign Currency and Interest                94                   209            Interest rates on variable rate notes
   Rate Swaps                                                                    and currency exposure on
                                                                                 foreign-denominated bonds.


         The notional or contractual amounts of derivative financial instruments are used to denominate these types of transactions and do not represent the amounts exchanged between the parties.

         In addition to the use of derivatives for hedging purposes, equity swaps were held for investment purposes during 1997 and 1998. The notional amount of equity swaps outstanding at December 31, 1998 and 1997 was $188 million and $143 million, respectively.

         Foreign currency forwards, foreign currency swaps, stock futures and equity swaps are reported at fair value. Resulting gains and losses on these contracts are unrealized until expiration of the contract. There is no statement value reported for interest rate swaps, bond futures and options to acquire interest rate swaps prior to the settlement of the contract, at which time realized gains and losses are deferred to IMR. Changes in the value of derivative instruments are expected to offset gains and losses on the hedged investments. During 1998, net realized and unrealized gains on investments were partially offset by net realized losses of $104 million and net unrealized losses of $58 million on derivative instruments. The effect of derivative instruments in 1997 and 1996 was not material to the Company's results of operations.


3.       RESERVES FOR POLICY BENEFITS

         Life insurance reserves on substantially all policies issued since 1978 are based on the Commissioner's Reserve Valuation Method with interest rates ranging from 3-1/2% to 5-1/2%. Other life policy reserves are primarily based on the net level premium method employing various mortality tables at interest rates ranging from 2% to 4-1/2%.

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996


         Deferred annuity reserves on contracts issued since 1985 are valued primarily using the Commissioner's Annuity Reserve Valuation Method with interest rates ranging from 3-1/2% to 6-1/4%. Other deferred annuity reserves are based on contract value. Immediate annuity reserves are based on present values of expected benefit payments at interest rates ranging from 3-1/2% to 7-1/2%.

         Active life reserves for disability income ("DI") policies issued since 1987 are primarily based on the two-year preliminary term method using a 4% interest rate and the 1985 Commissioner's Individual Disability Table A ("CIDA") for morbidity. Active life reserves for prior DI policies are based on the net level premium method, a 3% to 4% interest rate and the 1964 Commissioner's Disability Table for morbidity. Disabled life reserves for DI policies are based on the present values of expected benefit payments primarily using the 1985 CIDA (modified for Company experience in the first two years of disability) with interest rates ranging from 3% to 5-1/2%.

         Use of these actuarial tables and methods involves estimation of future mortality and morbidity based on past experience. Actual future experience could differ from these estimates.


4.       EMPLOYEE AND AGENT BENEFIT PLANS

         The Company sponsors noncontributory defined benefit retirement plans for all eligible employees and agents. The expense associated with these plans is generally recorded by the Company in the period contributions to the plans are funded. As of January 1, 1998, the most recent actuarial valuation date available, the qualified defined benefit plans were fully funded. The Company recorded a liability of $98 million and $87 million for nonqualified defined benefit plans at December 31, 1998 and 1997, respectively. In addition, the Company has a contributory 401(k) plan for eligible employees and a noncontributory defined contribution plan for all full-time agents. The Company's contributions are expensed in the period contributions are made to the plans. The Company recorded $29 million, $27 million and $25 million of total expense related to its defined benefit and defined contribution plans for the years ended December 31, 1998, 1997 and 1996, respectively. The defined benefit and defined contribution plans' assets of $1.9 billion and $1.7 billion at December 31, 1998 and 1997, respectively, were primarily invested in the separate accounts of the Company.

         In addition to pension and retirement benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. Postretirement benefit costs for the years ended December 31, 1998, 1997 and 1996 were a net expense (benefit) of $1.8 million, ($1.3) million and ($12.0) million, respectively. Net benefits were primarily a result of favorable differences between actuarial assumptions and actual experience.


                                                              December 31,              December 31,
                                                                  1998                      1997
                                                              ------------              ------------
         Unfunded postretirement benefit obligation
         for retirees and other fully eligible employees        $35 million               $34 million
         (Accrued in statement of financial position)

         Estimated postretirement benefit obligation
         for active non-vested employees (Not accrued
         until employee vests)                                  $56 million               $50 million

         Discount rate                                          7%                        7%

         Health care cost trend rate                            10% to an ultimate        10% to an ultimate
                                                                5%, declining 1%          5%, declining 1%
                                                                for 5 years               for 5 years

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996



         If the health care cost trend rate assumptions were increased by 1%, the accrued postretirement benefit obligation as of December 31, 1998 and 1997 would have been increased by $5 million and $4 million, respectively.

         At December 31, 1998 and 1997, the recorded postretirement benefit obligation was reduced by $23 million and $20 million, respectively, for assets funded for postretirement health care benefits.

5.       REINSURANCE

         In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding to reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $25 million of coverage per individual life and $35 million maximum of coverage per joint life. The Company has an excess reinsurance contract for disability income policies with retention limits varying based upon on coverage type.

         The amounts shown in the accompanying consolidated financial statements are net of reinsurance. Policy benefit reserves at December 31, 1998 and 1997 were reported net of ceded reserves of $518 million and $435 million, respectively. The effect of reinsurance on premiums and benefits for the years ended December 31, 1998, 1997 and 1996 was as follows:

                                                                  1998             1997            1996
                                                                --------         --------        --------
                                                              (in millions)

     Direct premiums                                             $8,426           $7,647          $7,064
     Premiums ceded                                                (405)            (353)           (397)
                                                                 ------           ------          ------

     Net premium revenue                                         $8,021           $7,294          $6,667
                                                                 ======           ======          ======

     Benefits to policyowners and beneficiaries                   8,869           $8,057          $7,348
     Benefits ceded                                                (182)            (136)           (147)
                                                                 ------           ------          ------

     Net benefits to policyowners and beneficiaries              $8,687           $7,921          $7,201
                                                                 ======           ======          ======


         In addition, the Company received $121 million, $115 million and $93 million for the years ended December 31, 1998, 1997 and 1996, respectively, from reinsurers representing allowances for reimbursement of commissions and other expenses. These amounts are included in other income in the consolidated statement of operations.

         Reinsurance contracts do not relieve the Company from its obligations to policyowners. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.


6.       INCOME TAXES

         Provisions for income taxes are based on current income tax payable without recognition of deferred taxes. The Company files a consolidated life-nonlife federal income tax return. Federal

                 The Northwestern Mutual Life Insurance Company
                                    Form 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996



         income tax returns for years through 1988 are closed as to further assessment of tax. Adequate provision has been made in the financial statements for any additional taxes which may become due with respect to the open years.

         The Company's effective tax rate on gains from operations before taxes for the years ended December 31, 1998, 1997 and 1996 was 48%, 56%, and 67% respectively. The Company's effective tax rate exceeds the federal corporate rate of 35% primarily because, (1) the Company pays a tax that is assessed only on the surplus of mutual life insurance companies ("equity tax"), and (2) the Company must capitalize and amortize (as opposed to immediately deducting) an amount deemed to represent the cost of acquiring new business ("DAC tax").

7.       ACQUISITION OF FRANK RUSSELL COMPANY

         Pursuant to an Agreement and Plan of Merger, dated as of August 10, 1998, the Company acquired Frank Russell Company effective January 1, 1999 for a purchase price of approximately $950 million. Frank Russell is a leading investment management and consulting firm, providing investment advice, analytical tools and investment vehicles to institutional and individual investors in more than 30 countries.

         In connection with its acquisition of Frank Russell Company, the Company will be required in 1999 to charge-off directly from surplus approximately $341 million, which represents the amount of acquisition goodwill less 10% of the Company's surplus at December 31, 1998. In addition, the Company will request permission from the OCI to charge-off the remaining $474 million of acquisition goodwill in 1999 and currently intends to do so.

         In connection with the acquisition, the Company has unconditionally guaranteed certain debt obligations of Frank Russell Company, including $350 million of senior notes and up to $150 million of other credit facilities.


8.       CONTINGENCIES

         The Company has guaranteed certain obligations of its affiliates. These guarantees totaled approximately $133 million at December 31, 1998 and are generally supported by the underlying net asset values of the affiliates.

         In addition, the Company routinely makes commitments to fund mortgage loans or other investments in the normal course of business. These commitments aggregated to $2.1 billion at December 31, 1998 and were extended at market interest rates and terms.

         The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, any losses resulting from such actions would not have a material effect on the Company's financial position.

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


                                          THE NORTHWESTERN MUTUAL LIFE
                                                INSURANCE COMPANY
                                                  (Registrant)



                                  By James D. Ericson
                                     ---------------------------------------
                                     James D. Ericson
                                     President and Chief Executive Officer




Date:  March 25 , 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 Title

James D. Ericson
------------------------------- Trustee, President and Chief Executive Officer James D. Ericson

Gary E. Long
-------------------------------  Vice President and Controller
Gary E. Long                     (Principal Financial and Accounting Officer)

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K

                             SIGNATURES (continued)


R. QUINTUS ANDERSON*
-------------------------------  Trustee
R. Quintus Anderson


EDWARD E. BARR*
-------------------------------  Trustee
Edward E. Barr


GORDON T. BEAHAM, III*
-------------------------------  Trustee
Gordon T. Beaham, III


ROBERT C. BUCHANAN*
-------------------------------  Trustee
Robert C. Buchanan


ROBERT E. CARLSON*
-------------------------------  Trustee
Robert E. Carlson


GEORGE A. DICKERMAN*
-------------------------------  Trustee
George A. Dickerman


PIERRE S. DU PONT*
-------------------------------  Trustee
Pierre S. Du Pont


J. E. GALLEGOS*
-------------------------------  Trustee
J. E. Gallegos


STEPHEN N. GRAFF*
-------------------------------  Trustee
Stephen N. Graff


PATRICIA ALBJERG GRAHAM*
-------------------------------  Trustee
Patricia Alberg Graham

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K

                             SIGNATURES (continued)


STEPHEN F. KELLER*
-------------------------------  Trustee
Stephen F. Keller


BARBARA A. KING*
-------------------------------  Trustee
Barbara A. King


J. THOMAS LEWIS*
-------------------------------  Trustee
J. Thomas Lewis


DANIEL F. McKEITHAN, JR.*
-------------------------------  Trustee
Daniel F. McKeithan, Jr.


GUY A. OSBORN*
-------------------------------  Trustee
Guy A. Osborn


TIMOTHY D. PROCTOR*
-------------------------------  Trustee
Timothy D. Proctor


DONALD J. SCHUENKE*
-------------------------------  Trustee
Donald J. Schuenke


H. MASON SIZEMORE, JR.*
-------------------------------  Trustee
H. Mason Sizemore, Jr.


HAROLD B. SMITH*
-------------------------------  Trustee
Harold B. Smith


SHERWOOD H. SMITH, JR.*
-------------------------------  Trustee
Sherwood H. Smith, Jr.


JOHN E. STEURI*
-------------------------------  Trustee
John E. Steuri


JOHN J. STOLLENWERK*
-------------------------------  Trustee
John J. Stollenwerk


BARRY L. WILLIAMS*
-------------------------------  Trustee
Barry L. Williams


KATHRYN D. WRISTON*
-------------------------------  Trustee
Kathryn D. Wriston

Each of the above signatures is affixed as of March 25, 1999

*By James D. Ericson
    -------------------------------
    James D. Ericson, Attorney in fact, pursuant to the Power of Attorney attached as exhibit 24.1 hereto.

                 The Northwestern Mutual Life Insurance Company
                                   Form 10-K

                                Index To Exhibits

Exhibit      Description                                                 Page
-------      -----------                                                 ----
24.1         Power of Attorney                                             63
27.1         NML Variable Annuity Account A Financial Data Schedule        65
27.2         NML Variable Annuity Account C Financial Data Schedule        66