Form 10-K405
period 1999-12-31
NORTHWESTERN MUTUAL LIFE INSURANCE CO; NML VARIABLE ANNUITY ACCOUNT A; NML VARIABLE ANNUITY ACCT C OF NORTHWESTERN MUT LIFE INS CO
filed 2000-03-28
CIK 73076, 790162, 790163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                          -----------------
COMMISSION FILE NUMBERS 333-72913 AND 2-89905-01
                        ------------------------

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
 IN RESPECT OF NML VARIABLE ANNUITY ACCOUNT A & NML VARIABLE ANNUITY ACCOUNT C
 -----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      WISCONSIN                                            39-0509570
                      ---------                                            ----------
           (STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

             720 EAST WISCONSIN AVENUE
                MILWAUKEE, WISCONSIN                                         53202
                --------------------                                         -----
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 414/271-1444
                                                    ------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                    NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS                                    WHICH REGISTERED
                 -------------------                                    ----------------
                        NONE                                                  NONE
                        ----                                                  ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                      ----

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |X|

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

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

                                      None
                                      ----
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                      ----

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

         Accounts A & C

         NML Variable Annuity Account A ("Account A") and NML Variable Annuity Account C ("Account C") are segregated asset accounts of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual") formed to provide retirement annuity benefits for (i) employees of corporate employers who adopt pension or profit sharing plans meeting the requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), or annuity purchase plans meeting the requirements of Section 403(a) of the Code (collectively, "Corporate Plans"), and (ii) for self-employed individuals (and their eligible employees) who adopt plans meeting the requirements of Sections 401 or 403(a) of the Code ("HR-10 Plans"). Account A receives payments under individual variable annuity contracts issued by Northwestern Mutual in connection with Corporate Plans and HR-10 Plans. Account C receives payments under group combination variable annuity contracts issued by Northwestern Mutual in connection with Corporate Plans and HR-10 Plans. The variable annuity contracts issued by Northwestern Mutual in connection with Corporate Plans and HR-10 Plans are hereinafter referred to as the "Contracts." Account A and Account C were established on February 14, 1968 and July 22, 1970, respectively, by action of the Board of Trustees of Northwestern Mutual in accordance with the provisions of Wisconsin insurance law. Neither Account A nor Account C is registered as an investment company under the Investment Company Act of 1940.

         The Contracts provide for the accumulation of funds and the payment of retirement benefits to participants and their beneficiaries ("Annuitants"). Account A and Account C each have 16 divisions. Money invested to provide variable benefits under the Contracts is placed in one or more divisions of the applicable Account which are in turn invested in 11 portfolios of Northwestern Mutual Series Fund, Inc. (Small Cap Growth Stock Portfolio, Aggressive Growth Stock Portfolio, International Equity Portfolio, Index 400 Stock Portfolio, Growth Stock Portfolio, Growth and Income Stock Portfolio, Index 500 Stock Portfolio, Balanced Portfolio, High Yield Bond Portfolio, Select Bond Portfolio and Money Market Portfolio) and 5 funds of Russell Insurance Funds (Multi-Style Equity Fund, Aggressive Equity Fund, Non-U.S. Fund, Real Estate Securities Fund and Core Bond Fund), each of which corresponds to one of the Account divisions, all as directed by the Annuitant. Northwestern Mutual Series Fund, Inc. and Russell Insurance Funds, which are affiliates of Northwestern Mutual, are registered as investment companies under the Investment Company Act of 1940. The Contracts are sold through individuals who, in addition to being licensed insurance agents of Northwestern Mutual, are registered representatives of Northwestern Mutual Investment Services, LLC ("NMIS"), a wholly-owned subsidiary of Northwestern Mutual and a registered broker-dealer under the Securities Exchange Act of 1934.

         Under Wisconsin law, the investment operations of each of Account A and Account C are kept separate from the operations of Northwestern Mutual. Northwestern Mutual and its creditors cannot reach assets in Account A or Account C to satisfy non-Contract related obligations until all obligations under the Contracts have been satisfied.

         See Item 8 herein for the audited financial statements of Account A and Account C.

         Northwestern Mutual

         Founded in 1857, Northwestern Mutual is a mutual insurance company organized under the laws of the State of Wisconsin. Northwestern Mutual's products consist of a complete range of permanent and term life insurance, disability income insurance, long-term care insurance, mutual funds and annuities for personal, estate, retirement, business and benefits planning. Northwestern Mutual markets its insurance products and services in all 50 states of the United States and in the District of Columbia through an exclusive network of approximately 7,500 agents at December 31, 1999 associated with over 100 general agencies. At December 31, 1999, Northwestern Mutual had approximately 3,700 full- and part-time employees.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


         Northwestern Mutual's three principal lines of business are: (i) life insurance, which provides a full range of individual life insurance products, including traditional whole life, CompLife, variable life and term policies to meet the needs of middle to upper income individuals, small business owners and professionals, estates and selected large corporations; (ii) disability income insurance, which provides a complete line of individual and group products, including individual non-cancelable, guaranteed renewable loss of earnings, buyout, key person, and short and long-term group coverages, marketed primarily to middle to upper income individuals, professionals, and small- to medium-sized businesses and their owners; and (iii) annuity and accumulation products, which provide individual variable, fixed and immediate annuities offered in conjunction with qualified pension plans, retirement plans for self employed individuals, individual retirement and personal non-tax qualified situations, group annuities and a family of retail mutual funds known as Mason Street Funds, marketed primarily to middle to upper income individuals, small business owners and professionals. A new business line for Northwestern Mutual, long-term care insurance, commenced in August 1998 with the introduction of its QuietCare product. For the years ended December 31, 1999, 1998 and 1997, Northwestern Mutual had total premiums, including annuity considerations and deposit funds, of $8.3 billion, $8.0 billion and $7.3 billion, respectively, of which $6.8 billion, $6.5 billion and $5.9 billion, respectively, was attributable to life insurance, $0.5 billion, $0.5 billion and $0.5 billion, respectively, was attributable to disability income insurance and $1.0 billion, $1.0 billion and $0.9 billion, respectively, was attributable to annuity and accumulation products.

         The life insurance industry is mature and highly competitive. Competitiveness in the life insurance business is affected by various factors including, but not limited to, product quality, financial strength and stability, claims-paying ratings, size and competence of agency force, range of product lines, customer service, and reputation. At the end of 1999, there were more than 1,500 life insurance companies in the United States and many of these companies offer individual life insurance and annuity products similar to those offered by Northwestern Mutual. In addition, Northwestern Mutual competes with banks, brokerage firms, investment advisers, mutual funds and other financial entities for investment and savings customers. In the individual and group disability markets, Northwestern Mutual competes with a limited number of major national and regional companies offering these specialized products. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell life insurance and annuity products, including Northwestern Mutual. Recent United States Supreme Court decisions have expanded the authority of national banks to sell life insurance products and annuities. In addition, legislation to overturn Depression-era restrictions on bank affiliations, the Gramm-Leach-Bliley Act (the "Act"), was signed into law by the President on November 12, 1999, implementing fundamental changes in the regulation of the financial services industry in the U.S. Generally effective March 11, 2000, the Act eliminates certain barriers to and restrictions on affiliations between banks, securities firms and insurance companies that were previously contained in the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended. Under the Act, through the use of two new structures, financial holding companies and financial subsidiaries, qualifying bank holding companies and state and national banks will be allowed to provide a wide variety of financial services, including the authority to engage in certain insurance activities (e.g., the sale and, in the case of qualifying bank holding companies only, the underwriting of insurance and annuities). As a result of the Act, among other things, bank holding companies may acquire insurers and insurance holding companies may acquire banks. While it is too early to assess the effects of the Act on Northwestern Mutual, the Act may change the competitive and regulatory environment in which Northwestern Mutual and its subsidiaries conduct their businesses and may result in additional competition in one or more markets in which they sell their products and services.

         Northwestern Mutual is licensed to transact its insurance business in, and is subject to regulation and supervision by, all 50 states of the United States and the District of Columbia. Northwestern Long Term Care Insurance Company, Northwestern Mutual's only insurance subsidiary, is authorized and regulated in all jurisdictions in which it conducts its long-term care business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurance companies, including standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurance companies. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. The Act reaffirms that the states are to remain responsible for regulating the business of insurance. However, subject to certain exceptions, no state authority can prevent or restrict depository institutions and their affiliates from affiliating with insurance companies as permitted under the Act. In addition, certain state laws and regulations that place restrictions on a depository institution's insurance sales activities would be preempted.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K

         Robert W. Baird & Co. Incorporated ("Baird"), a subsidiary of Northwestern Mutual, is one of the nation's largest regional investment banking firms based on dollar volume of underwritings, amount of equity capital, and the number of financial advisors and branch offices. Baird, a member of the New York Stock Exchange, Inc., provides broker-dealer, asset management, equity research, investment banking, merchant banking and public finance services for individuals, corporations, municipalities and institutional investors.

         On January 1, 1999, Northwestern Mutual acquired all the outstanding common stock of Frank Russell Company ("Frank Russell"). Founded in 1936, Frank Russell is a leading investment management and consulting firm, providing investment advice, analytical tools and funds to institutional and individual investors in more than 30 countries. Through its subsidiaries, at December 31, 1999, Frank Russell managed approximately $60 billion in assets. Frank Russell is also well known for its family of market indices, including the Russell 2000, which provide complete sets of performance benchmarks for investors in Australia, Canada, Japan, the United Kingdom and the United States.

         See Item 14 herein for the audited consolidated financial statements of Northwestern Mutual.

         Purpose of Annual Report

         This Annual Report on Form 10-K of Northwestern Mutual is filed with respect to its Account A and Account C. While certain information in this Form 10-K relates to Northwestern Mutual as a whole, this Form 10-K is intended to provide information with respect to such Account A and Account C where relevant.

ITEM 2.  PROPERTIES

         Account A and Account C own no physical properties. Northwestern Mutual owns and occupies all of the space in its home office complex in Milwaukee, Wisconsin. Northwestern Mutual is the lessee of ten leases covering its real estate regional offices in locations throughout the United States.

ITEM 3.  LEGAL PROCEEDINGS

         Neither Account A nor Account C are involved in any pending legal proceedings. Northwestern Mutual is subject to various claims and proceedings, including claims or proceedings related to its investments, that occur in the ordinary course of its business. Based on information currently available to Northwestern Mutual, Northwestern Mutual believes that none of these current claims or proceedings, either individually or in the aggregate, will have a material adverse effect on the financial position of Northwestern Mutual.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         As segregated asset accounts, Account A and Account C have no common equity securities issued by them. As a mutual life insurance company, Northwestern Mutual has no common equity securities issued by it.

         The Contracts issued in connection with Account A and Account C, and interests in those Contracts, are offered on a continuous basis to Corporate Plans and HR-10 Plans. The Contracts for Corporate Plans are not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 3(a)(2) thereof. All of the Contracts are offered exclusively by agents of the Northwestern Mutual who are also registered representatives of NMIS.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


         During 1999, the following aggregate dollar amounts of such unregistered securities were sold to Corporate Plans, generating the aggregate commissions stated:

                      ACCOUNT A                                                 ACCOUNT C
                      ---------                                                 ---------

         AMOUNT SOLD             COMMISSIONS                        AMOUNT SOLD         COMMISSIONS
         -----------             -----------                        -----------         -----------
         $40,480,117 (A)         $1,529,592 (B)                     $74,577,449 (A)      $1,221,524 (B)

         ------------------

         (A) Reflects premiums paid by Contract holders as well as dividend additions.

         (B) Reflects an estimate of amounts paid to Northwestern Mutual agents for sales to Corporate Plans based on a pro rata allocation of all Contract sales under the Account.

         Accumulation units in Account A and Account C represent the interests of Contract owners. Purchase payments are applied to credit additional accumulation units based on the accumulation unit value next determined after each payment is received. Accumulation units are valued as of the close of business on the New York Stock Exchange on each business day.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


ITEM 6.  SELECTED FINANCIAL DATA

         Results of Operations for Account A for each of the five years ending December 31, follows:

                                                     1999           1998          1997           1996            1995
                                                     ----           ----          ----           ----            ----
Investment Income
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Small Cap Growth Stock Portfolio #.......  $   149,387            N/A            N/A            N/A            N/A
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Aggressive Growth Stock Portfolio........    2,871,237    $ 3,294,065    $ 5,046,819    $ 2,456,762    $   256,787
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     International Equity Portfolio...........    6,194,164      2,854,899      1,627,765      1,820,972        217,966
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Index 400 Stock Portfolio #..............       29,809            N/A            N/A            N/A            N/A
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Growth Stock Portfolio...................    1,225,768        460,727        769,950        379,453        128,854
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Growth and Income Stock Portfolio........    4,191,005        294,097      5,154,785      1,206,606        465,091
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Index 500 Stock Portfolio................    3,676,359      4,267,429      3,229,605      1,906,168        522,842
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Balanced Portfolio.......................   34,011,393     19,089,250     13,244,993     14,325,426      8,146,698
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     High Yield Bond Portfolio................      821,476        951,201      1,418,106        473,729        199,805
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Select Bond Portfolio....................    2,087,636      1,767,739      1,556,695        906,892        652,667
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Money Market Portfolio...................    1,410,026      1,254,017      1,203,410      1,024,534      1,119,254
   Dividend Income from Russell Insurance Funds
     Multi-Style Equity Fund #................       76,045            N/A            N/A            N/A            N/A
   Dividend Income from Russell Insurance Funds
     Aggressive Equity Fund #.................        4,518            N/A            N/A            N/A            N/A
   Dividend Income from Russell Insurance Funds
     Non-U.S. Fund #..........................       37,184            N/A            N/A            N/A            N/A
   Dividend Income from Russell Insurance Funds
     Real Estate Securities Fund #............       12,094            N/A            N/A            N/A            N/A
   Dividend Income from Russell Insurance Funds
     Core Bond Fund #.........................       21,682            N/A            N/A            N/A            N/A
                                                -----------    -----------    -----------    -----------    -----------
        Total Dividend Income.................   56,819,783     34,233,424     33,252,128     24,500,542     11,709,964
   Annuity Rate and Expense Guarantees........    8,723,746      8,068,866      7,048,888      5,783,739      5,072,064
                                                -----------    -----------    -----------    -----------    -----------
   Net Investment Income......................  $48,096,037    $26,164,558    $26,203,240    $18,716,803    $ 6,637,900
                                                ===========    ===========    ===========    ===========    ===========

Realized and Unrealized Gain on Investments
   Realized Gain on Investments...............  $51,300,014    $37,627,804    $23,135,675    $13,967,988    $13,141,169
   Unrealized Appreciation of Investments
     During the Year..........................    9,271,096     36,249,405     56,364,111     33,051,905     76,916,515
                                                -----------    -----------    -----------    -----------    -----------
     Net Gain on Investments..................  $60,571,110    $73,877,209    $79,499,786    $47,019,893    $90,057,684
                                                ===========    ===========    ===========    ===========    ===========

------------------------
   # Became an investment option under the Contracts effective April 30, 1999.

                See Notes to Financial Statements on pages 27-28.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


ITEM 6.  (continued)

          Changes in Equity for Account A for each of the five years ending December 31, follows:

                                           1999            1998             1997              1996             1995
                                          ----            ----             ----              ----             ----
From Investment Activities
  Net Investment Income ...........   $  48,096,037    $  26,164,558    $  26,203,240    $  18,716,803    $   6,637,900
  Net Realized Gain on
    Investments....................      51,300,014       37,627,804       23,135,675       13,967,988       13,141,169
  Net Change in Unrealized
    Appreciation of Investments ...       9,271,096       36,249,405       56,364,111       33,051,905       76,916,515
                                      -------------    -------------    -------------    -------------    -------------
Increase in Equity Derived
   From Investment Activities .....     108,667,147      100,041,767      105,703,026       65,736,696       96,695,584
                                      -------------    -------------    -------------    -------------    -------------
From Equity Transactions
   Contract Owners' Net Payments ..      55,484,960       62,320,941       61,964,558       65,169,358       49,124,853
   Annuity Payments ...............      (1,467,552)      (1,305,331)      (1,046,956)        (830,996)        (610,983
   Surrenders and Other (Net) .....    (104,113,639)     (83,817,967)     (65,746,579)     (52,376,445)     (62,309,189)
                                      -------------    -------------    -------------    -------------    -------------
Increase (Decrease) in Equity
   Derived from Equity
   Transactions....................     (50,096,231)     (22,802,357)      (4,828,977)      11,961,917      (13,795,319)
                                      -------------    -------------    -------------    -------------    -------------
Net Increase in Equity ............      58,570,916       77,239,410      100,874,049       77,698,613       82,900,265
Equity, Beginning of Year .........     725,633,499      648,394,089      547,520,040      469,821,427      386,921,162
                                      -------------    -------------    -------------    -------------    -------------
Equity, End of Year ...............   $ 784,204,415    $ 725,633,499    $ 648,394,089    $ 547,520,040    $ 469,821,427
                                      =============    =============    =============    =============    =============



                See Notes to Financial Statements on pages 27-28.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


ITEM 6.  (continued)

          Total Assets of Account A at December 31, follows:

                                                1999            1998             1997          1996            1995
                                                ----            ----             ----          ----            ----
Assets
Investments at Market Value:
  Northwestern Mutual Series Fund, Inc.
    Small Cap Growth Stock Portfolio # ...   $  4,846,983            N/A            N/A            N/A            N/A
  Northwestern Mutual Series Fund, Inc.
    Aggressive Growth Stock Portfolio ....    104,344,155   $ 87,973,307   $ 89,428,723   $ 78,087,972   $ 56,491,009
  Northwestern Mutual Series Fund, Inc.
    International Equity Portfolio .......     45,439,022     44,994,454     50,148,435     41,497,787     31,789,148
  Northwestern Mutual Series Fund, Inc.
    Index 400 Growth Stock Portfolio # ...      2,204,952            N/A            N/A            N/A            N/A
  Northwestern Mutual Series Fund, Inc.
    Growth Stock Portfolio ...............     39,031,078     26,774,398     17,260,514      9,523,179      4,284,669
  Northwestern Mutual Series Fund, Inc.
    Growth and Income Stock Portfolio ....     35,735,343     36,439,779     23,575,574     13,199,558      7,891,655
  Northwestern Mutual Series Fund, Inc.
    Index 500 Stock Portfolio ............    169,861,157    143,375,448    111,140,823     80,917,025     62,391,687
  Northwestern Mutual Series Fund, Inc.
    Balanced Portfolio ...................    319,677,680    325,287,406    302,749,909    270,745,111    257,867,967
  Northwestern Mutual Series Fund, Inc.
    High Yield Bond Portfolio ............      6,939,731      9,287,355      8,743,385      4,907,490      2,060,076
  Northwestern Mutual Series Fund, Inc.
    Select Bond Portfolio ................     22,161,495     25,969,869     25,252,973     26,648,961     25,742,752
  Northwestern Mutual Series Fund, Inc.
    Money Market Portfolio ...............     28,975,194     26,910,774     21,586,115     23,380,205     21,556,895
  Russell Insurance Funds
    Multi-Style Equity Fund # ............      2,500,013            N/A            N/A            N/A            N/A
  Russell Insurance Funds
    Aggressive Equity Fund # .............      1,142,441            N/A            N/A            N/A            N/A
  Russell Insurance Funds
    Non-U.S. Fund # ......................      1,383,194            N/A            N/A            N/A            N/A
  Russell Insurance Funds
    Real Estate Securities Fund # ........        331,977            N/A            N/A            N/A            N/A
  Russell Insurance Funds
    Core Bond Fund # .....................        692,598            N/A            N/A            N/A            N/A
Due from Northwestern Mutual .............      1,011,681         22,305        322,747        123,152        491,572
Due from Sale of Fund Shares .............      1,329,077      1,407,778      1,555,441        387,086         78,037
                                             ------------   ------------   ------------   ------------   ------------
    Total Assets .........................   $787,607,771   $728,442,873   $651,764,639   $549,417,526   $470,645,467
                                             ============   ============   ============   ============   ============

------------------------
   # Became an investment option under the Contracts effective April 30, 1999.

                See Notes to Financial Statements on pages 27-28.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


ITEM 6.  (continued)

          Results of Operations for Account C for each of the five years ending December 31, follows:

                                                     1999           1998           1997        1996            1995
                                                     ----           ----           ----        ----            ----
Investment Income
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Small Cap Growth Stock Portfolio # .......   $    30,993           N/A           N/A           N/A           N/A
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Aggressive Growth Stock Portfolio ........     3,671,476   $ 4,152,153   $ 6,049,655   $ 2,574,462   $   242,583
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    International Equity Portfolio ...........     8,183,887     3,732,935     1,945,549     1,805,160       190,138
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Index 400 Stock Portfolio # ..............         6,302           N/A           N/A           N/A           N/A
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Growth Stock Portfolio ...................     1,222,775       447,543       712,380       366,920        59,271
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Growth and Income Stock Portfolio ........     4,566,474       343,472     5,940,640     1,146,200       276,923
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Index 500 Stock Portfolio ................     4,674,819     5,270,794     3,755,769     2,082,261       544,553
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Balanced Portfolio .......................    18,031,473     9,908,961     6,460,653     7,534,370     4,212,478
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    High Yield Bond Portfolio ................       758,789       883,190     1,028,027       309,003        55,220
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Select Bond Portfolio ....................     1,570,275     1,357,040     1,057,558       566,451       395,357
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Money Market Portfolio ...................     1,015,173       899,183       738,932       609,543       494,253
  Dividend Income from Russell Insurance Funds
    Multi-Style Equity Fund # ................        48,375           N/A           N/A           N/A           N/A
  Dividend Income from Russell Insurance Funds
    Aggressive Equity Fund # .................         1,284           N/A           N/A           N/A           N/A
  Dividend Income from Russell Insurance Funds
    Non-U.S. Fund # ..........................        13,306           N/A           N/A           N/A           N/A
  Dividend Income from Russell Insurance Funds
    Real Estate Securities Fund # ............         4,030           N/A           N/A           N/A           N/A
  Dividend Income from Russell Insurance Funds
    Core Bond Fund # .........................        15,069           N/A           N/A           N/A           N/A
                                                 -----------   -----------   -----------   -----------   -----------
      Total Dividend Income ..................    43,814,500    26,995,271    27,689,163    16,994,370     6,470,776
  Annuity Rate and Expense Guarantees ........     3,445,294     3,154,686     2,501,975     1,738,625       856,764
                                                 -----------   -----------   -----------   -----------   -----------
  Net Investment Income ......................   $40,369,206   $23,840,585   $25,187,188   $15,255,745   $ 5,614,012
                                                 ===========   ===========   ===========   ===========   ===========

Realized and Unrealized Gain on Investments
  Realized Gain on Investments ...............   $41,105,768   $29,250,486   $18,686,284   $ 8,855,390   $ 9,884,364
  Unrealized Appreciation of Investments
    During the Year ..........................    36,856,549    37,105,560    44,241,434    29,832,124    53,407,857
                                                 -----------   -----------   -----------   -----------   -----------
    Net Gain on Investments ..................   $77,962,317   $66,356,046   $62,927,718   $38,687,514   $63,292,221
                                                 ===========   ===========   ===========   ===========   ===========

   ------------------------
   # Became an investment option under the Contracts effective April 30, 1999.

                See Notes to Financial Statements on pages 37-38.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


ITEM 6.  (continued)

          Changes in Equity for Account C for each of the five years ending December 31, follows:

                                               1999             1998            1997             1996             1995
                                               ----             ----            ----             ----             ----
From Investment Activities
  Net Investment Income ...............   $  40,369,206    $  23,840,585    $  25,187,188    $  15,255,745    $   5,614,012
  Net Realized Gain on Investments ....      41,105,768       29,250,486       18,686,284        8,855,390        9,884,364
  Net Change in Unrealized Appreciation
    of Investments ....................      36,856,549       37,105,561       44,241,434       29,832,124       53,407,857
                                          -------------    -------------    -------------    -------------    -------------
Increase in Equity Derived
  From Investment Activities ..........     118,331,523       90,196,632       88,114,906       53,943,259       68,906,233
                                          -------------    -------------    -------------    -------------    -------------
From Equity Transactions
  Contract Owners' Net Payments .......      74,901,848       93,658,882       91,195,224       89,650,916       59,390,267
  Surrenders and Other (Net) ..........    (117,603,594)     (86,757,540)     (57,974,180)     (34,747,640)      60,872,729
                                          -------------    -------------    -------------    -------------    -------------
Increase (Decrease) in Equity Derived
  From Equity Transactions ............     (42,701,746)       6,901,342       33,221,044       54,903,276       (1,482,462)
                                          -------------    -------------    -------------    -------------    -------------
Net Increase in Equity ................      75,629,777       97,097,974      121,335,950      108,846,535       67,423,771
Equity, Beginning of Year .............     645,086,497      547,988,523      426,652,573      317,806,038      250,382,267
                                          -------------    -------------    -------------    -------------    -------------
Equity, End of Year ...................   $ 720,716,274    $ 645,086,497    $ 547,988,523    $ 426,652,573    $ 317,806,038
                                          =============    =============    =============    =============    =============



                See Notes to Financial Statements on pages 37-38.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


ITEM 6.  (continued)

          Total Assets of Account C at December 31, follows:

                                                 1999           1998           1997            1996            1995
                                                 ----           ----           ----            ----            ----
Assets
Investments at Market Value:
  Northwestern Mutual Series Fund, Inc.
    Small Cap Growth Stock Portfolio #..   $    949,166             N/A             N/A             N/A             N/A
  Northwestern Mutual Series Fund, Inc.
    Aggressive Growth Stock Portfolio...    139,738,783    $112,355,230    $111,586,520    $ 95,276,983    $ 57,421,016
  Northwestern Mutual Series Fund, Inc.
    International Equity Portfolio .....     64,556,193      59,264,930      63,877,146      49,461,520      30,039,223
  Northwestern Mutual Series Fund, Inc.
    Index 400 Stock Portfolio # ........        473,356             N/A             N/A             N/A             N/A
  Northwestern Mutual Series Fund, Inc.
    Growth Stock Portfolio .............     39,775,147      27,819,393      15,850,257       9,734,427       2,084,697
  Northwestern Mutual Series Fund, Inc.
    Growth and Income Stock Portfolio ..     41,105,386      40,353,938      27,484,626      13,034,961       4,888,505
  Northwestern Mutual Series Fund, Inc.
    Index 500 Stock Portfolio ..........    220,074,926     183,326,114     133,927,705      93,249,123      64,560,752
  Northwestern Mutual Series Fund, Inc.
    Balanced Portfolio .................    167,443,550     172,971,811     153,733,599     131,324,909     132,469,239
  Northwestern Mutual Series Fund, Inc.
    High Yield Bond Portfolio ..........      6,380,157       8,611,383       6,568,438       2,983,258         736,774
  Northwestern Mutual Series Fund, Inc.
    Select Bond Portfolio ..............     17,537,190      20,754,940      18,059,926      17,803,016      16,281,140
  Northwestern Mutual Series Fund, Inc.
    Money Market Portfolio .............     19,341,129      19,628,758      16,900,306      13,784,374       9,324,692
  Russell Insurance Funds
    Multi-Style Equity Fund # ..........      1,705,658             N/A             N/A             N/A             N/A
  Russell Insurance Funds
    Aggressive Equity Fund # ...........        351,582             N/A             N/A             N/A             N/A
  Russell Insurance Funds
    Non-U.S. Fund # ....................        565,156             N/A             N/A             N/A             N/A
  Russell Insurance Funds
    Real Estate Securities Fund # ......        102,203             N/A             N/A             N/A             N/A
  Russell Insurance Funds
    Core Bond Fund # ...................        384,069             N/A             N/A             N/A             N/A
Due from Northwestern Mutual ...........        395,300         355,553         196,511       1,662,368         808,493
Due from Sale of Fund Shares ...........        798,688         495,042       2,927,350          52,909              36
Due from Participants ..................        232,623               0               0               0               0
                                           ------------    ------------    ------------    ------------    ------------
    Total Assets ......................    $721,910,262    $645,937,092    $551,112,384    $428,367,848    $318,614,567
                                           ============    ============    ============    ============    ============

------------------------
     # Became an investment option under the Contracts effective April 30, 1999.


                See Notes to Financial Statements on pages 37-38.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity

          The assets of Account A and Account C are invested solely in shares of Northwestern Mutual Series Fund, Inc. ("Series Fund") and the Russell Insurance Funds ("Russell Funds," and collectively with the Series Fund, the "Funds"). The Series Fund consists of the Small Cap Growth Portfolio, Aggressive Growth Stock Portfolio, International Equity Portfolio, Index 400 Stock Portfolio, Growth Stock Portfolio, Growth and Income Stock Portfolio, Index 500 Stock Portfolio, Balanced Portfolio, High Yield Bond Portfolio, Select Bond Portfolio and the Money Market Portfolio. The Russell Funds consist of the Multi-Style Equity Fund, Aggressive Equity Fund, Non-U.S. Fund, Real Estate Securities Fund and Core Bond Fund. The Funds are open-end investment companies registered under the Investment Company Act of 1940. In order to pay annuity benefits and expenses, the Accounts redeem shares in the Funds.

          Capital Resources

          All payments from Contract owners of Account A and Account C are invested in shares of the Funds. The capital resources of Account A and Account C are the equity in the respective Accounts. This consists of payments from the Contract owners, plus unrealized and realized appreciation on the investment of these payments, plus investment income received from the Funds, minus payment of annuity benefits and expenses.

          Results of Operations

          Accumulation units in Account A and Account C represent the interests of Contract owners. The value of an accumulation unit in each division varies with the investment experience of the division, which in turn is determined by the investment experience of the corresponding portfolio or fund. Set forth below for each of Account A and Account C are accumulation unit values at December 31, 1999, 1998 and 1997 for each division, and the percentage change in such values from year to year.

                                    ACCOUNT A
                                    ---------

Accumulation Unit Values
Contracts Issued Prior to December 17, 1981:


DIVISION                               12/31/99             % CHANGE        12/31/98            % CHANGE        12/31/97
--------                               --------             --------        --------            --------        --------
Small Cap Growth Stock #..........    $1.851783               85.18%       $1.000000                N/A              N/A
Aggressive Growth Stock...........     5.658407               42.71         3.964849               6.75%       $3.714008
International Equity..............     2.375600               21.98         1.947470               4.04         1.871861
Index 400 Stock #.................     1.122676               12.27         1.000000                N/A              N/A
Growth Stock......................     3.099518               21.58         2.549324              25.75         2.027359
Growth and Income Stock...........     2.600855                6.68         2.437983              22.22         1.994748
Index 500 Stock...................     5.043329               20.01         4.202480              27.76         3.289255
Balanced..........................     8.136959               10.37         7.372322              17.99         6.248153
High Yield Bond...................     1.563339               -1.20         1.582307              -2.57         1.624115
Select Bond.......................     7.582833               -1.76         7.718724               6.27         7.263164
Money Market......................     2.760791                4.32         2.646458               4.64         2.529098
Russell Multi-Style Equity #......     1.070614                7.06         1.000000                N/A              N/A
Russell Aggressive Equity #.......     1.103591               10.36         1.000000                N/A              N/A
Russell Non-U.S. #................     1.247160               24.72         1.000000                N/A              N/A
Russell Real Estate Securities #..     0.922768               -7.72         1.000000                N/A              N/A
Russell Core Bond #...............     0.986452               -1.35         1.000000                N/A              N/A

------------------------
     # Became an investment option under the Contracts effective April 30, 1999.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K



ITEM 7.  (continued)

Accumulation Unit Values
Contracts Issued After December 16, 1981 and Prior to March 31, 1995:


DIVISION                               12/31/99             % CHANGE        12/31/98           % OF CHANGE      12/31/97
--------                               --------             --------        --------           -----------      --------
Small Cap Growth Stock #..........    $1.845580               84.56%       $1.000000                N/A              N/A
Aggressive Growth Stock...........     5.407959               42.00         3.808330               6.22%       $3.585281
International Equity..............     2.297694               21.38         1.893030               3.52         1.828649
Index 400 Stock #.................     1.118909               11.89         1.000000                N/A              N/A
Growth Stock......................     3.012947               20.98         2.490522              25.12         1.990509
Growth and Income Stock...........     2.528256                6.15         2.381813              21.61         1.958555
Index 500 Stock...................     4.820195               19.41         4.036666              27.13         3.175298
Balanced..........................     7.436406                9.82         6.771353              17.40         5.767570
High Yield Bond...................     1.519653               -1.69         1.545816              -3.06         1.594619
Select Bond.......................     6.928532               -2.25         7.088069               5.74         6.703164
Money Market......................     2.523294                3.80         2.430915               4.12         2.334748
Russell Multi-Style Equity #......     1.067018                6.70         1.000000                N/A              N/A
Russell Aggressive Equity #.......     1.099895                9.99         1.000000                N/A              N/A
Russell Non-U.S. #................     1.242993               24.30         1.000000                N/A              N/A
Russell Real Estate Securities #..     0.919674               -8.03         1.000000                N/A              N/A
Russell Core Bond #...............     0.983142               -1.69         1.000000                N/A              N/A


Accumulation Unit Values
Contracts Issued On or After March 31, 1995 - Front Load Version:


DIVISION                               12/31/99             % CHANGE        12/31/98           % OF CHANGE      12/31/97
--------                               --------             --------        --------           -----------      --------
Small Cap Growth Stock #..........    $1.856086               85.61%       $1.000000                N/A              N/A
Aggressive Growth Stock...........     2.661899               43.21         1.858751               7.12%       $1.735135
International Equity..............     1.964300               22.41         1.604722               4.40         1.537080
Index 400 Stock #.................     1.125296               12.53         1.000000                N/A              N/A
Growth Stock......................     2.898070               22.00         2.375383              26.18         1.882500
Growth and Income Stock...........     2.431081                7.05         2.270962              22.64         1.851666
Index 500 Stock...................     3.127888               20.43         2.597374              28.21         2.025922
Balanced..........................     2.117903               10.75         1.912247              18.40         1.615054
High Yield Bond...................     1.483036               -0.86         1.495835              -2.24         1.530051
Select Bond.......................     1.331215               -1.42         1.350384               6.64         1.266282
Money Market......................     1.259407                4.68         1.203067               5.01         1.145720
Russell Multi-Style Equity #......     1.073107                7.31         1.000000                N/A              N/A
Russell Aggressive Equity #.......     1.106159               10.62         1.000000                N/A              N/A
Russell Non-U.S. #................     1.250059               25.01         1.000000                N/A              N/A
Russell Real Estate Securities #..     0.924920               -7.51         1.000000                N/A              N/A
Russell Core Bond #...............     0.988747               -1.13         1.000000                N/A              N/A

------------------------
     # Became an investment option under the Contracts effective April 30, 1999.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


ITEM 7.  (continued)

Accumulation Unit Values
Contracts Issued On or After March 31, 1995 - Back Load Version:


DIVISION                               12/31/99             % CHANGE        12/31/98           % OF CHANGE      12/31/97
--------                               --------             --------        --------           -----------      --------
Small Cap Growth Stock #..........    $1.845580               84.56%       $1.000000                N/A              N/A
Aggressive Growth Stock...........     5.407959               42.00         3.808330               6.22%       $3.585281
International Equity..............     2.297694               21.38         1.893030               3.52         1.828649
Index 400 Stock #.................     1.118909               11.89         1.000000                N/A              N/A
Growth Stock......................     3.012947               20.98         2.490522              25.12         1.990509
Growth and Income Stock...........     2.528256                6.15         2.381813              21.61         1.958555
Index 500 Stock...................     4.820195               19.41         4.036666              27.13         3.175298
Balanced..........................     7.436406                9.82         6.771353              17.40         5.767570
High Yield Bond...................     1.519653               -1.69         1.545816              -3.06         1.594619
Select Bond.......................     6.928532               -2.25         7.088069               5.74         6.703164
Money Market......................     2.523294                3.80         2.430915               4.12         2.334748
Russell Multi-Style Equity #......     1.067018                6.70         1.000000                N/A              N/A
Russell Aggressive Equity #.......     1.099895                9.99         1.000000                N/A              N/A
Russell Non-U.S. #................     1.242993               24.30         1.000000                N/A              N/A
Russell Real Estate Securities #..     0.919674               -8.03         1.000000                N/A              N/A
Russell Core Bond #...............     0.983142               -1.69         1.000000                N/A              N/A

             Total Equity:

                            12/31/99             12/31/98            12/31/97
                            --------             --------            --------
                          $784,204,415         $725,633,499         $648,394,089

          The changes in Total Equity are largely derived from investment activities within the Account: A $108,667,147 increase for the year ended December 31, 1999, a $100,041,767 increase for the year ended December 31, 1998, and a $105,703,026 increase for the year ended December 31, 1997. Net contributions (surrenders) from Contract owners amounted to ($50,096,231) for the year ended December 31, 1999, ($22,802,357) for the year ended December 31, 1998, and ($4,828,977)
          for the year ended December 31, 1997.

                                    ACCOUNT C
                                    ---------

Accumulation Unit Values
Contracts Issued Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991:


DIVISION                               12/31/99             % CHANGE        12/31/98           % OF CHANGE      12/31/97
--------                               --------             --------        --------           -----------      --------
Small Cap Growth Stock #..........   $18.610781               86.11%      $10.000000                N/A              N/A
Aggressive Growth Stock...........    57.304251               43.78        39.854126               7.56%      $37.054456
International Equity..............     2.497127               22.90         2.031842               4.82         1.938399
Index 400 Stock #.................    11.283278               12.83        10.000000                N/A              N/A
Growth Stock......................    32.336967               22.49        26.398692              26.69        20.837268
Growth and Income Stock...........    27.134671                7.48        25.245888              23.14        20.502206
Index 500 Stock...................    56.249780               20.91        46.522428              28.72        36.141676
Balanced..........................    94.505378               11.20        84.986573              18.88        71.490869
High Yield Bond...................    16.310402               -0.46        16.385350              -1.84        16.692972
Select Bond.......................    88.954059               -1.02        89.873176               7.07        83.938645
Money Market......................    30.399653                5.10        28.923541               5.43        27.434762
Russell Multi-Style Equity #......    10.760032                7.60        10.000000                N/A              N/A
Russell Aggressive Equity #.......    11.091435               10.91        10.000000                N/A              N/A
Russell Non-U.S. #................    12.534266               25.34        10.000000                N/A              N/A
Russell Real Estate Securities #..     9.274172               -7.26        10.000000                N/A              N/A
Russell Core Bond #...............     9.914196               -0.86        10.000000                N/A              N/A

------------------------
     # Became an investment option under the Contracts effective April 30, 1999.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K



ITEM 7.  (continued)

Accumulation Unit Values
Contracts Issued After December 16, 1981 and Prior to May 1, 1984:


DIVISION                                 12/31/99            % CHANGE        12/31/98          % OF CHANGE      12/31/97
--------                                 --------            --------        --------          -----------      --------
Small Cap Growth Stock #..........      $18.548596             85.49%      $10.000000               N/A              N/A
Aggressive Growth Stock...........       54.800923             43.07        38.303948              7.02%      $35.791674
International Equity..............        2.415234             22.29         1.975051              4.30         1.893664
Index 400 Stock #.................       11.245478             12.45        10.000000               N/A              N/A
Growth Stock......................       31.433960             21.88        25.790044             26.06        20.458788
Growth and Income Stock...........       26.376796              6.95        24.663747             22.52        20.129770
Index 500 Stock...................       53.786850             20.31        44.708227             28.08        34.906216
Balanced..........................       86.395292             10.65        78.082648             18.29        66.012286
High Yield Bond...................       15.854730             -0.95        16.007423             -2.33        16.389706
Select Bond.......................       81.280078             -1.52        82.531570              6.54        77.468103
Money Market......................       27.823703              4.58        26.605346              4.90        25.362364
Russell Multi-Style Equity #......       10.723983              7.24        10.000000               N/A              N/A
Russell Aggressive Equity #.......       11.054275             10.54        10.000000               N/A              N/A
Russell Non-U.S. #................       12.492336             24.92        10.000000               N/A              N/A
Russell Real Estate Securities #..        9.243071             -7.57        10.000000               N/A              N/A
Russell Core Bond #...............        9.880973             -1.19        10.000000               N/A              N/A






Accumulation Unit Values
Contracts Issued After December 31, 1991 - Front Load Version:


DIVISION                                 12/31/99            % CHANGE        12/31/98          % OF CHANGE      12/31/97
--------                                 --------            --------        --------          -----------      --------
Small Cap Growth Stock #..........       $1.853001             85.30%       $1.000000               N/A              N/A
Aggressive Growth Stock...........        3.588119             42.85         2.511728              6.86%       $2.350498
International Equity..............        2.391284             22.10         1.958397              4.14         1.880500
Index 400 Stock #.................        1.123423             12.34         1.000000               N/A              N/A
Growth Stock......................        3.116901             21.70         2.561090             25.87         2.034708
Growth and Income Stock...........        2.615436              6.79         2.449237             22.34         2.001981
Index 500 Stock...................        3.938401             20.13         3.278539             27.89         2.563560
Balanced..........................        2.520233             10.48         2.281157             18.11         1.931409
High Yield Bond...................        1.572112             -1.10         1.589625             -2.48         1.630023
Select Bond.......................        1.558775             -1.66         1.585144              6.38         1.490112
Money Market......................        1.366307              4.42         1.308441              4.74         1.249188
Russell Multi-Style Equity #......        1.071323              7.13         1.000000               N/A              N/A
Russell Aggressive Equity #.......        1.104316             10.43         1.000000               N/A              N/A
Russell Non-U.S. #................        1.247967             24.80         1.000000               N/A              N/A
Russell Real Estate Securities #..        0.923380             -7.66         1.000000               N/A              N/A
Russell Core Bond #...............        0.987105             -1.29         1.000000               N/A              N/A

------------------------
     # Became an investment option under the Contracts effective April 30, 1999.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K



ITEM 7.  (continued)

Accumulation Unit Values
Contracts Issued After December 31, 1991 - Simplified Load Version:


DIVISION                                 12/31/99            % CHANGE        12/31/98          % OF CHANGE      12/31/97
--------                                 --------            --------        --------          -----------      --------
Small Cap Growth Stock #..........       $1.845580             84.56%       $1.000000               N/A              N/A
Aggressive Growth Stock...........        5.427804             42.00         3.822308              6.22%       $3.598431
International Equity..............        2.297694             21.38         1.893030              3.52         1.828649
Index 400 Stock #.................        1.118909             11.89         1.000000               N/A              N/A
Growth Stock......................        3.012947             20.98         2.490522             25.12         1.990509
Growth and Income Stock...........        2.528256              6.15         2.381813             21.61         1.958555
Index 500 Stock...................        4.918509             19.41         4.119000             27.13         3.240055
Balanced..........................        7.473141              9.82         6.804809             17.40         5.796067
High Yield Bond...................        1.519653             -1.69         1.545816             -3.06         1.594619
Select Bond.......................        6.996057             -2.25         7.157135              5.74         6.768475
Money Market......................        2.528768              3.80         2.436196              4.12         2.339812
Russell Multi-Style Equity #......        1.067018              6.70         1.000000               N/A              N/A
Russell Aggressive Equity #.......        1.099895              9.99         1.000000               N/A              N/A
Russell Non-U.S. #................        1.242993             24.30         1.000000               N/A              N/A
Russell Real Estate Securities #..        0.919674             -8.03         1.000000               N/A              N/A
Russell Core Bond #...............        0.983142             -1.69         1.000000               N/A              N/A

------------------------
     # Became an investment option under the Contracts effective April 30, 1999.


             Total Equity:

                             12/31/99          12/31/98            12/31/97
                             --------          --------            --------
                           $720,716,274      $645,086,497         $547,988,523

          The changes in Total Equity are largely derived from investment activities within the Account: A $118,331,523 increase for the year ended December 31, 1999, a $90,196,632 increase for the year ended December 31, 1998, and an $88,114,906 increase for the year ended December 31, 1997. Net contributions (surrenders) from Contract owners amounted to ($42,701,746) for the year ended December 31, 1999, $6,901,342 for the year ended December 31, 1998, and $33,221,044 for the year ended December 31, 1997.

          Year 2000

          Northwestern Mutual has experienced no significant operational effects as a result of the Year 2000 transition. For the four years ended December 31, 1999, Northwestern Mutual incurred approximately $33.9 million of expense to address all phases of the Year 2000 issue, including $13.8 million for the year ended December 31, 1999.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K



ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The assets of Account A and Account C consist entirely of shares of the 11 portfolios of the Series Fund and 5 portfolios of the Russell Funds, together with current amounts due from the sale of Series Fund and Russell Funds shares and due from Northwestern Mutual. The liabilities of each of Account A and Account C consist of current amounts due to Contract owners, due to Northwestern Mutual and due on purchase of Series Fund and Russell Funds shares. Neither of the Accounts enters into any market risk sensitive instruments, either for trading purposes or for purposes other than trading purposes.

          Derivative Financial Instruments

          In the normal course of business, the Series Fund and the Russell Funds enter into transactions to reduce their exposure to fluctuations in interest rates, foreign currency exchange rates and market volatility. These hedging strategies include the use of forwards and futures.

          The Series Fund and Russell Funds held the following positions for hedging purposes at December 31, 1999 and 1998:

                                                     SERIES FUND
                                                     -----------
                                                                 UNREALIZED APPRECIATION
DERIVATIVE FINANCIAL INSTRUMENT         NOTIONAL VALUE               (DEPRECIATION)                 RISKS REDUCED
-------------------------------         --------------           -----------------------            -------------
                                 DECEMBER 31,  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                     1999          1998            1999           1998
                                     ----          ----            ----           ----
                                      (IN THOUSANDS)                   (IN THOUSANDS)
Stock Future Contracts             $289,268     $279,931        $11,332        $16,186        Stock market price fluctuation
Bond Future Contracts                16,416        6,003            (25)            (3)       Bond market price fluctuation


                                                     RUSSELL FUNDS
                                                     -------------
                                                                    UNREALIZED APPRECIATION
DERIVATIVE FINANCIAL INSTRUMENT            NOTIONAL VALUE               (DEPRECIATION)                  RISKS REDUCED
-------------------------------            --------------           -----------------------             -------------
                                    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                        1999           1998            1999           1998
                                        ----           ----            ----           ----
                                          (IN THOUSANDS)                  (IN THOUSANDS)
Stock Future Contracts                $49,706       $9,099          $2,592           $342       Stock market price fluctuation
Bond Future Contracts                   3,068            0             (10)             0       Bond market price fluctuation
Foreign Currency Forward Contracts     22,740            0              10              0       Currency exposure on foreign-
                                                                                                denominated investments

         The notional or contractual amounts of derivative financial instruments are used to denominate these types of transactions and do not represent the amounts exchanged between the parties. Stock and bond futures and foreign currency forwards are reported at fair value on a daily basis. Resulting gains and losses on these contracts are unrealized until expiration of the contract. All of the stock and bond future and foreign currency forward contracts of the Funds reflected above expire in 2000. Changes in the value of derivative investments are expected to offset gains and losses on the hedged investments. The effect of derivative instruments in 1999 and 1998 was not material to the Funds' results of operations.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES


                                                                                                     DECEMBER 31
                                                                                                     -----------
ASSETS                                                                                        1999               1998
                                                                                              ----               ----
Investments at market value:
      Northwestern Mutual Series Fund, Inc.
         Small Cap Growth Stock #
             1999: 2,701,963 shares (cost $4,384,369)...........................    $       4,846,983                N/A
         Aggressive Growth Stock
             1999: 21,708,005 shares (cost $63,876,558).........................          104,344,155
             1998: 25,396,541 shares (cost $66,276,258).........................                          $   87,973,307
         International Equity
             1999: 25,519,106 shares (cost $39,067,307).........................           45,439,022
             1998: 26,830,324 shares (cost $38,805,844).........................                              44,994,454
         Index 400 Stock #
             1999: 1,981,567 shares (cost $2,050,979)...........................            2,204,952                N/A
         Growth Stock
             1999: 14,699,227 shares (cost $29,389,393).........................           39,031,078
             1998: 11,915,620 shares (cost $20,533,350).........................                              26,774,398
         Growth and Income Stock
             1999: 22,898,038 shares (cost $34,014,600).........................           35,735,343
             1998: 22,438,287 shares (cost $31,395,228).........................                              36,439,779
         Index 500 Stock
             1999: 43,710,778 shares (cost $89,440,254).........................          169,861,157
             1998: 43,592,413 shares (cost $75,957,867).........................                             143,375,448
         Balanced
             1999: 143,907,127 shares (cost $230,277,308).......................          319,677,680
             1998: 146,262,322 shares (cost $214,781,294).......................                             325,287,407
         High Yield Bond
             1999: 8,444,761 shares (cost $8,362,273)...........................            6,939,731
             1998: 9,922,388 shares (cost $10,685,890)..........................                               9,287,355
         Select Bond
             1999: 19,599,330 shares (cost $23,331,292).........................           22,161,495
             1998: 20,792,528 shares (cost $24,420,052).........................                              25,969,868
         Money Market
             1999: 28,967,243 shares (cost $28,967,243).........................           28,975,194
             1998: 26,910,773 shares (cost $26,910,773).........................                              26,910,774
      Russell Insurance Funds
         Multi Style Equity #
             1999: 148,936 shares (cost $2,437,889).............................            2,500,013                N/A
         Aggressive Equity #....................................................
             1999: 85,535 shares (cost $1,024,233)..............................            1,142,441                N/A
         Non-U.S. #
             1999: 97,503 shares (cost $1,228,520)..............................            1,383,194                N/A
         Real Estate Securities #
             1999: 37,690 shares (cost $341,826)................................              331,977                N/A
         Core Bond #
             1999: 71,866 shares (cost $716,227)................................              692,598                N/A
                                                                                    -----------------   ----------------
                                                                                          785,267,017        727,012,790
Due from Sales of Fund Shares...................................................            1,329,077          1,407,778
Due from Northwestern Mutual Life Insurance Company.............................            1,011,681             22,304
                                                                                    -----------------   ----------------
         Total Assets...........................................................    $     787,607,771   $    728,442,872
                                                                                    =================   ================
LIABILITIES
      Due to Participants.......................................................    $       1,062,598   $      1,374,691
      Due to Northwestern Mutual Life Insurance Company.........................            1,329,077          1,407,778
      Due from Purchase of Fund Shares..........................................            1,011,681             26,904
                                                                                    -----------------   ----------------
         Total Liabilities......................................................    $       3,403,356   $      2,809,373
                                                                                    =================   ================

-------------------------------
             #Fund commenced on April 30, 1999.


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


ITEM 8.  (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES

                                                                                                     DECEMBER 31
                                                                                                     -----------
                                                                                              1999                1998
                                                                                              ----                ----
EQUITY
Contracts Issued Prior to December 17, 1981:
      Small Cap Growth Stock Division
         1999: 95,329 Accumulation Units @ 1.851783.............................    $         176,529
         1998: N/A..............................................................                        $              0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              176,529                  0
                                                                                    -----------------   ----------------
      Aggressive Growth Stock Division
         1999: 370,787 Accumulation Units @ 5.658407............................            2,098,068
         1998: 479,410 Accumulation Units @ 3.964849............................                               1,900,789
         Annuity Reserves.......................................................               76,413             63,360
                                                                                    -----------------   ----------------
                                                                                            2,174,481          1,964,149
                                                                                    -----------------   ----------------
      International Equity Division
         1999: 630,123 Accumulation Units @ 2.375600............................            1,496,920
         1998: 647,766 Accumulation Units @ 1.947470............................                               1,261,505
         Annuity Reserves.......................................................                2,519            143,068
                                                                                    -----------------   ----------------
                                                                                            1,499,439          1,404,573
                                                                                    -----------------   ----------------
      Index 400 Stock Division
         1999: 167,651 Accumulation Units @ 1.122676............................              188,218
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              188,218                  0
                                                                                    -----------------   ----------------
      Growth Stock Division
         1999: 372,659 Accumulation Units @ 3.099518............................            1,155,064
         1998: 247,490 Accumulation Units @ 2.549324............................                                 630,934
         Annuity Reserves.......................................................                    0                  0
                                                                                    -----------------   ----------------
                                                                                            1,155,064            630,934
                                                                                    -----------------   ----------------
      Growth and Income Stock Division
         1999: 254,027 Accumulation Units @ 2.600855............................              660,688
         1998: 310,014 Accumulation Units @ 2.437983............................                                 755,809
         Annuity Reserves.......................................................              140,620                  0
                                                                                    -----------------   ----------------
                                                                                              801,308            755,809
                                                                                    -----------------   ----------------
      Index 500 Stock Division
         1999: 6,687,759 Accumulation Units @ 5.043329..........................           33,728,572
         1998: 7,343,356 Accumulation Units @ 4.202480..........................                              30,860,310
         Annuity Reserves.......................................................            1,665,594          1,568,449
                                                                                    -----------------   ----------------
                                                                                           35,394,166         32,428,759
                                                                                    -----------------   ----------------
      Balanced Division
         1999: 2,738,126 Accumulation Units @ 8.136959..........................           22,280,021
         1998: 3,013,625 Accumulation Units @ 7.372322..........................                              22,217,418
         Annuity Reserves.......................................................            2,394,530          2,367,898
                                                                                    -----------------   ----------------
                                                                                           24,674,551         24,585,316
                                                                                    -----------------   ----------------
      High Yield Bond Division
         1999: 77,269 Accumulation Units @ 1.563339.............................              120,798
         1998: 183,181 Accumulation Units @ 1.582307............................                                 289,848
         Annuity Reserves.......................................................                    0                  0
                                                                                    -----------------   ----------------
                                                                                              120,798            289,848
                                                                                    -----------------   ----------------
      Select Bond Division
         1999: 715,024 Accumulation Units @ 7.582833............................            5,421,908
         1998: 899,838 Accumulation Units @ 7.718724............................                               6,945,608
         Annuity Reserves.......................................................               76,035            102,541
                                                                                    -----------------   ----------------
                                                                                            5,497,943          7,048,149
                                                                                    -----------------   ----------------
      Money Market Division
         1999: 898,198 Accumulation Units @ 2.760791............................            2,479,738
         1998: 1,723,331 Accumulation Units @ 2.646458..........................                               4,560,725
         Annuity Reserves.......................................................               50,728             53,415
                                                                                    -----------------   ----------------
                                                                                            2,530,466          4,614,140
                                                                                    -----------------   ----------------


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K




ITEM 8.  (continued)

                                                                                                     DECEMBER 31
                                                                                                     -----------
                                                                                             1999                1998
                                                                                             ----                ----
      Russell Multi-Style Equity
         1999: 7,554 Accumulation Units @ 1.070614..............................    $           8,088
         1998: N/A..............................................................                        $              0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                                8,088                  0
                                                                                    -----------------   ----------------
      Russell Aggressive Equity
         1999: 7,374 Accumulation Units @ 1.103591..............................                8,138
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                                8,138                  0
                                                                                    -----------------   ----------------
      Russell Non-U.S.
         1999: 12,237 Accumulation Units @ 1.247160.............................               15,261
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                               15,261                  0
                                                                                    -----------------   ----------------
      Russell Real Estate Securities
         1999: 4,656 Accumulation Units @ .922768...............................                4,297
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                                4,297                  0
                                                                                    -----------------   ----------------
      Russell Core Bond
         1999: 2,617 Accumulation Units @ .986452...............................                2,582
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                                2,582                  0
                                                                                    -----------------   ----------------


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES


                                                                                                     DECEMBER 31
                                                                                                     -----------
                                                                                              1999               1998
                                                                                              ----               ----
Contracts Issued After December 16, 1981 and Prior to March 31, 1995:
      Small Cap Growth Stock Division
         1999: 1,898,627 Accumulation Units @ 1.845580..........................    $       3,504,067
         1998: N/A..............................................................                        $              0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                            3,504,067                  0
                                                                                    -----------------   ----------------
      Aggressive Growth Stock Division
         1999: 14,666,263 Accumulation Units @ 5.407959.........................           79,314,551
         1998: 18,213,134 Accumulation Units @ 3.808330.........................                              69,361,627
         Annuity Reserves.......................................................              223,649            144,879
                                                                                    -----------------   ----------------
                                                                                           79,538,200         69,506,506
                                                                                    -----------------   ----------------
      International Equity Division
         1999: 15,307,814 Accumulation Units @ 2.297694.........................           35,172,671
         1998: 19,261,447 Accumulation Units @ 1.893030.........................                              36,462,499
         Annuity Reserves.......................................................              243,445            214,477
                                                                                    -----------------   ----------------
                                                                                           35,416,116         36,676,976
                                                                                    -----------------   ----------------
      Index 400 Stock Division
         1999: 1,241,398 Accumulation Units @ 1.118909..........................            1,389,011
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                            1,389,011                  0
                                                                                    -----------------   ----------------
      Growth Stock Division
         1999: 8,576,102 Accumulation Units @ 3.012947..........................           25,839,341
         1998: 7,215,893 Accumulation Units @ 2.490522..........................                              17,971,343
         Annuity Reserves.......................................................               32,115             28,537
                                                                                    -----------------   ----------------
                                                                                           25,871,456         17,999,880
                                                                                    -----------------   ----------------
      Growth and Income Stock Division
         1999: 9,502,862 Accumulation Units @ 2.528256..........................           24,025,667
         1998: 10,866,892 Accumulation Units @ 2.381813.........................                              25,882,906
         Annuity Reserves:......................................................              493,929            476,032
                                                                                    -----------------   ----------------
                                                                                           24,519,596         26,358,938
                                                                                     -----------------   ----------------
     Index 500 Stock Division
         1999: 20,900,522 Accumulation Units @ 4.820195.........................          100,744,593
         1998: 21,467,930 Accumulation Units @ 4.036666.........................                              86,658,865
         Annuity Reserves.......................................................            3,343,256          2,980,558
                                                                                    -----------------   ----------------
                                                                                          104,087,849         89,639,423
                                                                                    -----------------   ----------------
      Balanced Division
         1999: 35,440,432 Accumulation Units @ 7.436406.........................          263,549,442
         1998: 40,487,925 Accumulation Units @ 6.771353.........................                             274,158,039
         Annuity Reserves.......................................................            5,012,937          4,964,030
                                                                                    -----------------   ----------------
                                                                                          268,562,379        279,122,069
                                                                                    -----------------   ----------------
      High Yield Bond Division
         1999: 2,904,325 Accumulation Units @ 1.519653..........................            4,413,566
         1998: 3,974,655 Accumulation Units @ 1.545816..........................                               6,144,087
         Annuity Reserves.......................................................               55,610             60,760
                                                                                    -----------------   ----------------
                                                                                            4,469,176          6,204,847
                                                                                    -----------------   ----------------
      Select Bond Division
         1999: 1,914,749 Accumulation Units @ 6.928532..........................           13,266,399
         1998: 2,171,878 Accumulation Units @ 7.088069..........................                              15,394,427
         Annuity Reserves.......................................................              542,772            593,977
                                                                                    -----------------   ----------------
                                                                                           13,809,171         15,988,404
                                                                                    -----------------   ----------------
      Money Market Division
         1999: 7,329,873 Accumulation Units @ 2.523294..........................           18,495,423
         1998: 6,699,738 Accumulation Units @ 2.430915..........................                              16,286,495
         Annuity Reserves.......................................................              549,855            444,677
                                                                                    -----------------   ----------------
                                                                                           19,045,278         16,731,172
                                                                                    -----------------   ----------------


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)


                                                                                                     DECEMBER 31
                                                                                                     -----------
                                                                                             1999                1998
                                                                                             ----                ----
      Russell Multi-Style Equity
         1999: 1,475,825 Accumulation Units @ 1.067018..........................    $       1,574,732
         1998: N/A..............................................................                        $              0
         Annuity Reserves.......................................................                1,033
                                                                                    -----------------   ----------------
                                                                                            1,575,765                  0
                                                                                    -----------------   ----------------
      Russell Aggressive Equity
         1999: 760,721 Accumulation Units @ 1.099895............................              836,714
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              836,714                  0
                                                                                    -----------------   ----------------
      Russell Non-U.S.
         1999: 813,542 Accumulation Units @ 1.242993............................            1,011,227
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                            1,011,227                  0
                                                                                    -----------------   ----------------
      Russell Real Estate Securities
         1999: 248,726 Accumulation Units @ .919674.............................              228,747
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              228,747                  0
                                                                                    -----------------   ----------------
      Russell Core Bond
         1999: 580,967 Accumulation Units @ .983142.............................              571,173
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              571,173                  0
                                                                                    -----------------   ----------------


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES


                                                                                                     DECEMBER 31
                                                                                                     -----------
                                                                                              1999               1998
                                                                                              ----               ----
Contracts Issued On or After March 31, 1995 - Back Load Version:
      Small Cap Growth Stock Division
         1999: 481,140 Accumulation Units @ 1.845580............................    $         887,982
         1998: N/A..............................................................                        $              0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              887,982                  0
                                                                                    -----------------   ----------------
      Aggressive Growth Stock Division
         1999: 3,585,337 Accumulation Units @ 5.407959..........................           19,389,354
         1998: 3,703,652 Accumulation Units @ 3.808330 .........................                              14,104,732
         Annuity Reserves.......................................................               36,119             27,177
                                                                                    -----------------   ----------------
                                                                                           19,425,473         14,131,909
                                                                                    -----------------   ----------------
      International Equity Division
         1999: 3,063,127 Accumulation Units @ 2.297694..........................            7,038,129
         1998: 3,028,502 Accumulation Units @ 1.893030..........................                               5,733,046
         Annuity Reserves.......................................................                    0                  0
                                                                                    -----------------   ----------------
                                                                                            7,038,129          5,733,046
                                                                                    -----------------   ----------------
      Index 400 Stock Division
         1999: 388,194 Accumulation Units @ 1.118909............................              434,353
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              434,353                  0
                                                                                    -----------------   ----------------
      Growth Stock Division
         1999: 3,381,484 Accumulation Units @ 3.012947..........................           10,188,233
         1998: 2,761,432 Accumulation Units @ 2.490522..........................                               6,877,407
         Annuity Reserves.......................................................               35,756             31,578
                                                                                    -----------------   ----------------
                                                                                           10,223,989          6,908,985
                                                                                    -----------------   ----------------
      Growth and Income Stock Division
         1999: 3,306,924 Accumulation Units @ 2.528256..........................            8,360,751
         1998: 3,046,516 Accumulation Units @ 2.381813..........................                               7,256,233
         Annuity Reserves.......................................................               58,015             30,040
                                                                                    -----------------   ----------------
                                                                                            8,418,766          7,286,273
                                                                                    -----------------   ----------------
      Index 500 Stock Division
         1999: 5,417,756 Accumulation Units @ 4.820195..........................           26,114,640
         1998: 4,504,321 Accumulation Units @ 4.036666..........................                              18,182,442
         Annuity Reserves.......................................................              136,610            112,142
                                                                                    -----------------   ----------------
                                                                                           26,251,250         18,294,584
                                                                                    -----------------   ----------------
      Balanced Division
         1999: 2,897,246 Accumulation Units @ 7.436406..........................           21,545,097
         1998: 2,565,265 Accumulation Units @ 6.771353..........................                              17,370,319
         Annuity Reserves.......................................................              265,687            257,473
                                                                                    -----------------   ----------------
                                                                                           21,810,784         17,627,792
                                                                                    -----------------   ----------------
      High Yield Bond Division
         1999: 1,174,446 Accumulation Units @ 1.519653..........................            1,784,751
         1998: 1,400,603 Accumulation Units @ 1.545816..........................                               2,165,075
         Annuity Reserves.......................................................                    0                  0
                                                                                    -----------------   ----------------
                                                                                            1,784,751          2,165,075
                                                                                    -----------------   ----------------
      Select Bond Division
         1999: 364,139 Accumulation Units @ 6.928532............................            2,522,952
         1998: 368,314 Accumulation Units @ 7.088069............................                               2,610,636
         Annuity Reserves.......................................................               26,834                  0
                                                                                    -----------------   ----------------
                                                                                            2,549,786          2,610,636
                                                                                    -----------------   ----------------
      Money Market Division
         1999: 1,892,502 Accumulation Units @ 2.523294..........................            4,775,339
         1998: 1,515,127 Accumulation Units @ 2.430915..........................                               3,683,147
         Annuity Reserves.......................................................                    0                  0
                                                                                    -----------------   ----------------
                                                                                            4,775,339          3,683,147
                                                                                    -----------------   ----------------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K



ITEM 8.  (continued)


                                                                                                     DECEMBER 31
                                                                                                     -----------
                                                                                             1999                1998
                                                                                             ----                ----
      Russell Multi-Style Equity
         1999: 535,268 Accumulation Units @ 1.067018............................    $         571,141
         1998: N/A..............................................................                        $              0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              571,141                  0
                                                                                    -----------------   ----------------
      Russell Aggressive Equity
         1999: 182,385 Accumulation Units @ 1.099895............................              200,604
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              200,604                  0
                                                                                    -----------------   ----------------
      Russell Non-U.S.
         1999: 205,407 Accumulation Units @ 1.242993............................              255,320
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              255,320                  0
                                                                                    -----------------   ----------------
      Russell Real Estate Securities
         1999: 88,176 Accumulation Units @ .919674..............................               81,093
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                               81,093                  0
                                                                                    -----------------   ----------------
      Russell Core Bond
         1999: 93,910 Accumulation Units @ .983142..............................               92,326
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                               92,326                  0
                                                                                    -----------------   ----------------


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)


                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES


                                                                                                     DECEMBER 31
                                                                                              -----------------------
                                                                                              1999               1998
                                                                                              ----               ----
Contracts Issued On or After March 31, 1995 - Front Load Version:
      Small Cap Growth Stock Division
         1999: 149,996 Accumulation Units @ 1.856086............................    $         278,405
         1998: N/A..............................................................                        $              0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              278,405                  0
                                                                                    -----------------   ----------------
      Aggressive Growth Stock Division
         1999: 1,185,824 Accumulation Units @ 2.661899..........................            3,156,543
         1998: 1,195,051 Accumulation Units @ 1.858751..........................                               2,221,302
         Annuity Reserves.......................................................               74,685             55,688
                                                                                    -----------------   ----------------
                                                                                            3,231,228          2,276,990
                                                                                    -----------------   ----------------
      International Equity Division
         1999: 727,940 Accumulation Units @ 1.964300............................            1,429,893
         1998: 669,024 Accumulation Units @ 1.604722............................                               1,073,598
         Annuity Reserves.......................................................               27,130             23,666
                                                                                    -----------------   ----------------
                                                                                            1,457,023          1,097,264
                                                                                    -----------------   ----------------
      Index 400 Stock Division
         1999: 162,971 Accumulation Units @ 1.125296............................              183,391
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              183,391                  0
                                                                                    -----------------   ----------------
      Growth Stock Division
         1999: 613,097 Accumulation Units @ 2.898070............................            1,776,797
         1998: 447,934 Accumulation Units @ 2.375383............................                               1,064,015
         Annuity Reserves.......................................................                    0                  0
                                                                                    -----------------   ----------------
                                                                                            1,776,797          1,064,015
                                                                                    -----------------   ----------------
      Growth and Income Stock Division
         1999: 757,434 Accumulation Units @ 2.431081............................            1,841,384
         1998: 736,836 Accumulation Units @ 2.270962............................                               1,673,327
         Annuity Reserves.......................................................              154,290            153,898
                                                                                    -----------------   ----------------
                                                                                            1,995,674          1,827,225
                                                                                    -----------------   ----------------
      Index 500 Stock Division
         1999: 1,247,611 Accumulation Units @ 3.127888..........................            3,902,386
         1998: 1,057,935 Accumulation Units @ 2.597374..........................                               2,747,852
         Annuity Reserves.......................................................               73,446             65,122
                                                                                    -----------------   ----------------
                                                                                            3,975,832          2,812,974
                                                                                    -----------------   ----------------
      Balanced Division
         1999: 1,800,477 Accumulation Units @ 2.117903..........................            3,813,235
         1998: 1,768,956 Accumulation Units @ 1.912247..........................                               3,382,680
         Annuity Reserves.......................................................               72,136             84,632
                                                                                    -----------------   ----------------
                                                                                            3,885,371          3,467,312
                                                                                    -----------------   ----------------
      High Yield Bond Division
         1999: 380,690 Accumulation Units @ 1.483036............................              564,577
         1998: 400,132 Accumulation Units @ 1.495835............................                                 598,531
         Annuity Reserves.......................................................                    0                  0
                                                                                    -----------------   ----------------
                                                                                              564,577            598,531
                                                                                    -----------------   ----------------
      Select Bond Division
         1999: 214,565 Accumulation Units @ 1.331215............................              285,633
         1998: 159,609 Accumulation Units @ 1.350384............................                                 215,534
         Annuity Reserves.......................................................                    0                  0
                                                                                    -----------------   ----------------
                                                                                              285,633            215,534
                                                                                    -----------------   ----------------
      Money Market Division
         1999: 1,980,615 Accumulation Units @ 1.259407..........................            2,494,401
         1998: 1,564,597 Accumulation Units @ 1.203067..........................                               1,882,315
         Annuity Reserves.......................................................                    0                  0
                                                                                    -----------------   ----------------
                                                                                            2,494,401          1,882,315
                                                                                    -----------------   ----------------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)


                                                                                                     DECEMBER 31
                                                                                                     -----------
                                                                                             1999                1998
                                                                                             ----                ----
      Russell Multi-Style Equity
         1999: 321,514 Accumulation Units @ 1.073107............................    $         345,019
         1998: N/A..............................................................                        $              0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              345,019                  0
                                                                                    -----------------   ----------------
      Russell Aggressive Equity
         1999: 87,678 Accumulation Units @ 1.106159.............................               96,984
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                               96,984                  0
                                                                                    -----------------   ----------------
      Russell Non-U.S.
         1999: 81,105 Accumulation Units @ 1.250059.............................              101,385
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                              101,385                  0
                                                                                    -----------------   ----------------
      Russell Real Estate Securities
         1999: 19,288 Accumulation Units @ .924920..............................               17,840
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                               17,840                  0
                                                                                    -----------------   ----------------
      Russell Core Bond
         1999: 26,817 Accumulation Units @ .988747..............................               26,515
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                               26,515                  0
                                                                                    -----------------   ----------------

         Total Equity...........................................................    $     784,204,415   $    725,633,499
                                                                                    -----------------   ----------------
         Total Liabilities and Equity...........................................    $     787,607,771   $    728,442,872
                                                                                    =================   ================


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)

                         NML VARIABLE ANNUITY ACCOUNT A
             COMBINED STATEMENT OF OPERATIONS AND CHANGES IN EQUITY
                         FOR THE YEARS ENDED DECEMBER 31


                                                                          1999              1998              1997
                                                                          ----              ----              ----
Investment Income
   Dividend Income..............................................   $     56,819,783  $     34,233,423   $    33,252,128
   Annuity Rate and Expense Guarantees..........................          8,723,746         8,068,865         7,048,888
                                                                   ----------------  ----------------   ---------------
   Net Investment Income........................................         48,096,037        26,164,558        26,203,240
                                                                   ----------------  ----------------   ---------------
Realized and Unrealized Gain on Investments
   Realized Gain on Investments.................................         51,300,014        37,627,804        23,135,675
   Unrealized Appreciation During the Year......................          9,271,096        36,249,405        56,364,111
                                                                   ----------------  ----------------   ---------------
   Net Gain on Investments......................................         60,571,110        73,877,209        79,499,786
                                                                   ----------------  ----------------   ---------------
Increase in Equity Derived from Investment Activity.............        108,667,147       100,041,767       105,703,026
                                                                   ----------------  ----------------   ---------------
Equity Transactions
   Contract Owners' Net Payments................................         55,484,960        62,320,941        61,964,558
   Annuity Payments.............................................         (1,467,552)       (1,305,331)       (1,046,956
   Surrenders and Other (Net)...................................       (104,113,639)      (83,817,967)      (65,746,579)
                                                                   ----------------  ----------------   ---------------
(Decrease) in Equity Derived from Equity
   Transactions.................................................        (50,096,231)      (22,802,357)       (4,828,977)
                                                                   ----------------  ----------------   ---------------
Net Increase in Equity..........................................         58,570,916        77,239,410       100,874,049
Equity, Beginning of Year.......................................        725,633,499       648,394,089       547,520,040
                                                                   ----------------  ----------------   ---------------
Equity, End of Year.............................................   $    784,204,415  $    725,633,499   $   648,394,089
                                                                   ================  ================   ===============

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

Note 3--All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc. and the Russell Insurance Funds (the "Funds"). The shares are valued at the Funds' offering and redemption price per share.

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

On April 30, 1999, seven new portfolios commenced operations in the Funds: Small Cap Growth Stock Portfolio, Index 400 Stock Portfolio, Russell Multi-Style Equity Portfolio, Russell Aggressive Equity Portfolio, Russell Non-U.S. Portfolio, Russell Real Estate Securities Portfolio, and Russell Core Bond Portfolio.

The Funds are open-end investment companies registered under the Investment Company Act of 1940.

Note 4--Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. For variable payment plans issued prior to January 1, 1974, annuity reserves are based on the 1955 American Annuity Table with assumed interest rates of 3%, 3-1/2% or 5%. For variable payment plans issued on or after January 1, 1974 and before January 1, 1985, annuity reserves are based on the 1971 Individual Annuity Table with assumed interest rates of 3-1/2% or 5%. For variable payment plans issued on or after January 1, 1985, annuity reserves are based on the 1983 Table with assumed interest rates of 3-1/2% or 5%.

Note 5--Dividend income from the Funds is recorded on the record date of the dividends. Transactions in the Funds shares are accounted for on the trade date. The basis for determining cost on sale of the Funds shares is identified cost. Purchases and sales of the Funds shares for the years ended December 31 by each Division are shown below:



PURCHASES                                                            1999                   1998                 1997
---------                                                            ----                   ----                 ----
Small Cap Growth Stock Division......................     $       7,208,705    $               N/A    $             N/A
Aggressive Growth Division...........................             9,958,208             10,360,035           13,774,024
International Equity Division........................             7,974,310              6,698,885            9,401,229
Index 400 Stock Division.............................             2,853,810                    N/A                  N/A
Growth Stock Division................................            11,793,727              9,097,053            6,679,256
Growth & Income Stock Division.......................             9,919,814             10,667,937           13,074,930
Index 500 Stock Division.............................            20,410,794             18,355,852           14,059,126
Balanced Division....................................            44,419,512             28,049,864           21,076,301
High Yield Bond Division.............................             2,095,955              5,801,403            5,687,823
Select Bond Division.................................             4,931,954              5,372,185            4,506,469
Money Market Division................................            20,905,226             24,597,925           13,132,202
Russell Multi-Style Division.........................             2,666,402                    N/A                  N/A
Russell Aggressive Equity Division...................             1,593,605                    N/A                  N/A
Russell Non-U.S. Division............................             1,498,221                    N/A                  N/A
Russell Real Estate Securities Division..............               357,723                    N/A                  N/A
Russell Core Bond Division...........................               758,431                    N/A                  N/A

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K



ITEM 8.  (continued)

SALES                                                                1999                   1998                 1997
-----                                                                ----                   ----                 ----
Small Cap Growth Stock Division......................     $       3,374,541    $               N/A    $             N/A
Aggressive Growth Division...........................            22,717,778             14,639,276            8,367,827
International Equity Division........................            10,228,782             11,198,223            4,431,627
Index 400 Stock Division.............................               821,170                    N/A                  N/A
Growth Stock Division................................             5,237,895              4,198,359            1,576,559
Growth & Income Stock Division.......................             9,006,288              3,780,324            2,076,927
Index 500 Stock Division.............................            20,135,029             13,607,476            8,104,812
Balanced Division....................................            50,211,717             40,333,474           32,274,893
High Yield Bond Division.............................             3,579,846              4,113,088            1,516,721
Select Bond Division.................................             6,390,659              4,608,524            6,636,325
Money Market Division................................            18,848,756             19,273,286           14,926,292
Russell Multi-Style Division.........................               225,476                    N/A                  N/A
Russell Aggressive Equity Division...................               535,192                    N/A                  N/A
Russell Non-U.S. Division............................               279,802                    N/A                  N/A
Russell Real Estate Securities Division..............                13,625                    N/A                  N/A
Russell Core Bond Division...........................                41,756                    N/A                  N/A


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

For contracts issued on or after March 31, 1995, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 4/10 of 1% and a 1-1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed 3/4 of 1% and 1-1/2%, respectively.

For contracts issued after December 16, 1981 and prior to March 31, 1995, the deduction is at an annual rate of 1-1/4% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 1-1/2% annual rate.

For contracts issued prior to December 17, 1981, the deduction is at an annual rate of 3/4 of 1% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed a 1% annual rate.

Since 1995, Northwestern Mutual has paid a dividend to certain contracts. The dividend is reinvested in the Account and has been reflected as a Contract Owners' Net Payment in the accompanying financial statements.

Note 8--Northwestern Mutual is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


Report of Independent Accountants

To The Northwestern Mutual Life Insurance Company and
Contract Owners of NML Variable Annuity Account A

In our opinion, the statements appearing on pages 17 through 28 present fairly, in all material respects, the financial position of NML Variable Annuity Account A at December 31, 1999 and 1998, and the results of its operations and the changes in its equity for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
January 27, 2000

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K

ITEM 8.  (continued)
                         NML VARIABLE ANNUITY ACCOUNT C
                       STATEMENT OF ASSETS AND LIABILITIES

                                                                                                     DECEMBER 31
                                                                                              -----------------------
ASSETS                                                                                        1999               1998
                                                                                              ----               ----
Investments at Market Value:
      Northwestern Mutual Series Fund, Inc.
         Small Cap Growth Stock #
             1999: 529,175 shares (cost $746,064)...............................    $         949,166                N/A
         Aggressive Growth Stock
             1999: 29,072,234 shares (cost $89,365,021).........................          139,738,783
             1998: 32,435,113 shares (cost $90,546,838).........................                        $    112,355,230
         International Equity
             1999: 36,249,699 shares (cost $57,059,536).........................           64,556,193
             1998: 35,339,851 shares (cost $52,600,652).........................                              59,264,930
         Index 400 Stock #
             1999: 425,398 shares (cost $442,230)...............................              473,356                N/A
         Growth Stock
             1999: 14,976,894 shares (cost $30,335,095).........................           39,775,147
             1998: 12,380,682 shares (cost $21,943,825).........................                              27,819,393
         Growth and Income Stock
             1999: 26,336,018 shares (cost $39,527,301).........................           41,105,386
             1998: 24,848,484 shares (cost $35,764,080).........................                              40,353,938
         Index 500 Stock
             1999: 56,622,314 shares (cost $120,506,073)........................          220,074,926
             1998: 55,739,165 shares (cost $103,423,250)........................                             183,326,114
         Balanced
             1999: 75,364,260 shares (cost $128,710,511)........................          167,443,550
             1998: 77,775,095 shares (cost $122,950,926)........................                             172,971,811
         High Yield Bond
             1999: 7,762,704 shares (cost $7,872,845)...........................            6,380,157
             1998: 9,200,196 shares (cost $10,065,238)..........................                               8,611,383
         Select Bond
             1999: 15,507,986 shares (cost $18,559,097).........................           17,537,190
             1998: 16,617,246 shares (cost $19,964,276).........................                              20,754,940
         Money Market
             1999: 19,345,920 shares (cost $19,345,920).........................           19,341,129
             1998: 19,628,758 shares (cost $19,628,758).........................                              19,628,758
      Russell Insurance Funds
         Multi-Style Equity #
             1999: 101,611 shares (cost $1,641,897).............................            1,705,658                N/A
         Aggressive Equity #
             1999: 26,321 shares (cost $325,516)................................              351,582                N/A
         Non-U.S. #
             1999: 39,836 shares (cost $492,817)................................              565,156                N/A
         Real Estate #
             1999: 11,601 shares (cost $108,462)................................              102,203                N/A
         Core Bond #
             1999: 39,849 shares (cost $398,722)................................              384,069                N/A
                                                                                    -----------------   ----------------
                                                                                          720,483,652        645,086,497
Due from Sales of Fund Shares...................................................              798,688            495,042
Due from Northwestern Mutual Life Insurance Company.............................              395,300            355,553
Due from Participants...........................................................              232,623                  0
                                                                                    -----------------   ----------------

             Total Assets.......................................................    $     721,910,262   $    645,937,092
                                                                                    =================   ================

LIABILITIES
      Due to Northwestern Mutual Life Insurance Company.........................    $         798,688   $        495,042
      Due from Purchase of Fund Shares..........................................              395,300            355,553
                                                                                    -----------------   ----------------

             Total Liabilities..................................................    $       1,193,988   $        850,595
                                                                                    =================   ================

------------------------------
    #    Fund commenced on April 30, 1999.

    The Accompanying Notes are an Integral Part of the Financial Statements.

               THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K

ITEM 8.  (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                       STATEMENT OF ASSETS AND LIABILITIES

                                                                                                     DECEMBER 31
                                                                                              -----------------------
EQUITY                                                                                        1999               1998
                                                                                              ----               ----
Contracts Issued Before December 17, 1981 or Between April 30, 1984 and December
31, 1991:
      Small Cap Growth Stock Division
         1999: 7,543 Accumulation Units @ 18.610781.............................    $         140,375
         1998: N/A..............................................................                        $              0
      Aggressive Growth Stock Division
         1999: 1,627,058 Accumulation Units @ 57.304251.........................           93,237,331
         1998: 1,801,179 Accumulation Units @ 39.854126.........................                              71,784,423
      International Equity Division
         1999: 18,571,580 Accumulation Units @ 2.497127.........................           46,375,593
         1998: 20,139,789 Accumulation Units @ 2.031842.........................                              40,920,871
      Index 400 Stock Division
         1999: 1,071 Accumulation Units @ 11.283278.............................               12,082
         1998: N/A..............................................................                                       0
      Growth Stock Division
         1999: 792,443 Accumulation Units @ 32.336967...........................           25,625,190
         1998: 651,555 Accumulation Units @ 26.398692...........................                              17,200,222
      Growth and Income Stock Division
         1999: 798,290 Accumulation Units @ 27.134671...........................           21,661,354
         1998: 801,963 Accumulation Units @ 25.245888...........................                              20,246,304
      Index 500 Stock Division
         1999: 2,756,358 Accumulation Units @ 56.249780.........................          155,044,524
         1998: 2,699,180 Accumulation Units @ 46.522428.........................                             125,572,411
      Balanced Division
         1999: 1,066,999 Accumulation Units @ 94.505378.........................          100,837,077
         1998: 1,211,838 Accumulation Units @ 84.986573.........................                             102,989,851
      High Yield Bond Division
         1999: 205,407 Accumulation Units @ 16.310402...........................            3,350,268
         1998: 301,661 Accumulation Units @ 16.385350...........................                               4,942,825
      Select Bond Division
         1999: 72,427 Accumulation Units @ 88.954059............................            6,442,736
         1998: 84,033 Accumulation Units @ 89.873176............................                               7,552,345
      Money Market Division
         1999: 7,939 Accumulation Units @ 30.399653.............................              241,341
         1998: 45,208 Accumulation Units @ 28.923541............................                               1,307,598
      Russell Multi-Style Equity
         1999: 17,246 Accumulation Units @ 10.760032............................              185,568
         1998: N/A..............................................................                                       0
      Russell Aggressive Equity
         1999: 950 Accumulation Units @ 11.091435...............................               10,539
         1998: N/A..............................................................                                       0
      Russell Non-U.S.
         1999: 0 Accumulation Units @ 12.534266.................................                    0
         1998: N/A..............................................................                                       0
      Russell Real Estate Securities
         1999: 3,723 Accumulation Units @ 9.274172..............................               34,529
         1998: N/A..............................................................                                       0
      Russell Core Bond
         1999: 0 Accumulation Units @ 9.914196..................................                    0
         1998: N/A..............................................................                                       0

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                       STATEMENT OF ASSETS AND LIABILITIES

                                                                                                     DECEMBER 31
                                                                                             1999                1998
                                                                                             ----                ----
Contracts Issued After December 16, 1981 and Prior to May 1, 1984:

      Small Cap Growth Stock Division
         1999: 420 Accumulation Units @ 18.548596...............................    $           7,795
         1998: N/A..............................................................                        $              0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                                7,795                  0
                                                                                    -----------------   ----------------
      Aggressive Growth Stock Division
         1999: 1,438 Accumulation Units @ 54.800923.............................               78,796
         1998: 1,469 Accumulation Units @ 38.303948.............................                                  56,266
         Annuity Reserves.......................................................               53,746             33,440
                                                                                    -----------------   ----------------
                                                                                              132,542             89,706
                                                                                    -----------------   ----------------
      International Equity Division
         1999: 24,296 Accumulation Units @ 2.415234.............................               58,680
         1998: 119,120 Accumulation Units @ 1.975051............................                                 235,268
         Annuity Reserves.......................................................               25,861             16,925
                                                                                    -----------------   ----------------
                                                                                               84,541            252,193
                                                                                    -----------------   ----------------
      Index 400 Stock Division
         1999: 0 Accumulation Units @ 11.245478.................................                    0
         1998: N/A..............................................................                                       0
             Annuity Reserves...................................................                    0
                                                                                    -----------------   ----------------
                                                                                                    0                  0
                                                                                    -----------------   ----------------
      Growth Stock Division
         1999: 137 Accumulation Units @ 31.433960...............................                4,310
         1998: 137 Accumulation Units @ 25.790044...............................                                   3,536
         Annuity Reserves.......................................................               54,469             48,049
                                                                                    -----------------   ----------------
                                                                                               58,779             51,585
                                                                                    -----------------   ----------------
      Growth and Income Stock Division
         1999: 1,381 Accumulation Units @ 26.376796.............................               36,430
         1998: 4,298 Accumulation Units @ 24.663747.............................                                 105,994
         Annuity Reserves.......................................................                    0                  0
                                                                                    -----------------   ----------------
                                                                                               36,430            105,994
                                                                                    -----------------   ----------------
      Index 500 Stock Division
         1999: 8,293 Accumulation Units @ 53.786850.............................              446,068
         1998: 13,564 Accumulation Units @ 44.708227............................                                 606,427
         Annuity Reserves.......................................................               63,516             51,080
                                                                                    -----------------   ----------------
                                                                                              509,584            657,507
                                                                                    -----------------   ----------------
      Balanced Division
         1999: 37,494 Accumulation Units @ 86.395292............................            3,239,303
         1998: 80,125 Accumulation Units @ 78.082648............................                               6,256,421
         Annuity Reserves.......................................................              558,169            539,064
                                                                                    -----------------   ----------------
                                                                                            3,797,472          6,795,485
                                                                                    -----------------   ----------------
      High Yield Division
         1999: 214 Accumulation Units @ 15.854730...............................                3,398
         1998: 157 Accumulation Units @ 16.007423...............................                                   3,536
         Annuity Reserves.......................................................               16,961                  0
                                                                                    -----------------   ----------------
                                                                                               20,359              3,536
                                                                                    -----------------   ----------------
      Select Bond Division
         1999: 456 Accumulation Units @ 81.280078...............................               37,103
         1998: 480 Accumulation Units @ 82.531570...............................                                  39,623
         Annuity Reserves.......................................................               53,213             40,052
                                                                                    -----------------   ----------------
                                                                                               90,316             79,675
                                                                                    -----------------   ----------------
      Money Market Division
         1999: 0 Accumulation Units @ 27.823703.................................                    0
         1998: 946 Accumulation Units @ 26.605346...............................                                  25,162
         Annuity Reserves.......................................................              228,793              7,371
                                                                                    -----------------   ----------------
                                                                                              228,793             32,533
                                                                                    -----------------   ----------------

    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)

                                                                                                     DECEMBER 31
                                                                                             1999                1998
                                                                                             ----                ----
      Russell Multi-Style Equity
         1999: 0 Accumulation Units @ 10.723983.................................                    0
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                                    0                  0
                                                                                    -----------------   ----------------
      Russell Aggressive Equity
         1999: 0 Accumulation Units @ 11.054275.................................                    0
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                                    0                  0
                                                                                    -----------------   ----------------
      Russell Non-U.S.
         1999: 480 Accumulation Units @ 12.492336...............................                6,007
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                                6,007                  0
                                                                                    -----------------   ----------------
      Russell Real Estate Securities
         1999: 0 Accumulation Units @ 9.243071..................................                    0
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                                    0                  0
                                                                                    -----------------   ----------------
      Russell Core Bond
         1999: 0 Accumulation Units @ 9.880973..................................                    0
         1998: N/A..............................................................                                       0
         Annuity Reserves.......................................................                    0
                                                                                    -----------------   ----------------
                                                                                                    0                  0
                                                                                    -----------------   ----------------


    The Accompanying Notes are an Integral Part of the Financial Statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                       STATEMENT OF ASSETS AND LIABILITIES

                                                                                                     DECEMBER 31
                                                                                              1999                1998
                                                                                              ----                ----
Contracts Issued After December 31, 1991 - Front Load Version:
      Small Cap Growth Stock Division
         1999: 73,643 Accumulation Units @ 1.853001.............................    $         136,461
         1998: N/A..............................................................                        $              0
      Aggressive Growth Stock Division
         1999: 2,776,961 Accumulation Units @ 3.588119..........................            9,964,067
         1998: 2,921,308 Accumulation Units @ 2.511728..........................                               7,337,533
      International Equity Division
         1999: 2,301,771 Accumulation Units @ 2.391284..........................            5,504,188
         1998: 2,807,888 Accumulation Units @ 1.958397..........................                               5,498,960
      Index 400 Stock Division
         1999: 13,563 Accumulation Units @ 1.123423.............................               15,237
         1998: N/A..............................................................                                       0
      Growth Stock Division
         1999: 995,796 Accumulation Units @ 3.116901............................            3,103,799
         1998: 845,190 Accumulation Units @ 2.561090............................                               2,164,608
      Growth and Income Stock Division
         1999: 1,704,699 Accumulation Units @ 2.615436..........................            4,458,532
         1998: 2,452,149 Accumulation Units @ 2.449237..........................                               6,005,593
      Index 500 Stock Division
         1999: 4,131,824 Accumulation Units @ 3.938401..........................           16,272,782
         1998: 4,231,423 Accumulation Units @ 3.278539..........................                              13,872,886
      Balanced Division
         1999: 6,183,051 Accumulation Units @ 2.520233..........................           15,582,729
         1998: 6,324,559 Accumulation Units @ 2.281157..........................                              14,427,311
      High Yield Bond Division
         1999: 409,857 Accumulation Units @ 1.572112............................              644,342
         1998: 441,272 Accumulation Units @ 1.589625............................                                 701,458
      Select Bond Division
         1999: 2,264,883 Accumulation Units @ 1.558775..........................            3,530,442
         1998: 2,718,375 Accumulation Units @ 1.585144..........................                               4,309,016
      Money Market Division
         1999: 1,879,181 Accumulation Units @ 1.366307..........................            2,567,539
         1998: 1,905,815 Accumulation Units @ 1.308441..........................                               2,493,647
      Russell Multi-Style Equity
         1999: 297,016 Accumulation Units @ 1.071323............................              318,200
         1998: N/A..............................................................                                       0
      Russell Aggressive Equity
         1999: 79,144 Accumulation Units @ 1.04316..............................               87,400
         1998: N/A..............................................................                                       0
      Russell Non-U.S.
         1999: 151,721 Accumulation Units @ 1.247967............................              189,343
         1998: N/A..............................................................                                       0
      Russell Real Estate Securities
         1999: 36,624 Accumulation Units @ .923380..............................               33,818
         1998: N/A..............................................................                                       0
      Russell Core Bond
         1999: 239,265 Accumulation Units @ .987105.............................              236,180
         1998: N/A..............................................................                                       0


    The Accompanying Notes are an Integral Part of the Financial Statements.

               THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
                       STATEMENT OF ASSETS AND LIABILITIES

                                                                                                     DECEMBER 31
                                                                                             1999                1998
                                                                                             ----                ----

Contracts Issued After December 31, 1991 - Simplified Load Version:
      Small Cap Growth Stock Division
         1999: 360,069 Accumulation Units @ 1.845580............................    $         664,535
         1998: N/A..............................................................                        $              0
      Aggressive Growth Stock Division
         1999: 6,707,103 Accumulation Units @ 5.427804..........................           36,404,843
         1998: 8,671,088 Accumulation Units @ 3.822308..........................                              33,143,567
      International Equity Division
         1999: 5,480,221 Accumulation Units @ 2.297694..........................           12,591,871
         1998: 6,652,248 Accumulation Units @ 1.893030..........................                              12,592,906
      Index 400 Stock Division
         1999: 398,635 Accumulation Units @ 1.118909............................              446,037
         1998: N/A..............................................................                                       0
      Growth Stock Division
         1999: 3,646,722 Accumulation Units @ 3.012947..........................           10,987,379
         1998: 3,373,983 Accumulation Units @ 2.490522..........................                               8,402,978
      Growth and Income Stock Division
         1999: 5,912,799 Accumulation Units @ 2.528256..........................           14,949,070
         1998: 5,876,089 Accumulation Units @ 2.381813..........................                              13,995,745
      Index 500 Stock Division
         1999: 9,809,484 Accumulation Units @ 4.918509..........................           48,248,037
         1998: 10,493,642 Accumulation Units @ 4.119000.........................                              43,223,310
      Balanced Division
         1999: 6,319,468 Accumulation Units @ 7.473141..........................           47,226,272
         1998: 7,165,398 Accumulation Units @ 6.804809..........................                              48,759,164
      High Yield Bond Division
         1999: 1,556,400 Accumulation Units @ 1.519653..........................            2,365,187
         1998: 1,917,813 Accumulation Units @ 1.545816..........................                               2,964,586
      Select Bond Division
         1999: 1,068,272 Accumulation Units @ 6.996057..........................            7,473,695
         1998: 1,231,485 Accumulation Units @ 7.157135..........................                               8,813,904
      Money Market Division
         1999: 6,539,184 Accumulation Units @ 2.528768..........................           16,536,079
         1998: 6,483,460 Accumulation Units @ 2.436196..........................                              15,794,980
      Russell Multi-Style Equity
         1999: 1,126,401 Accumulation Units @ 1.067018..........................            1,201,891
         1998:  N/A.............................................................                                       0
      Russell Aggressive Equity
         1999: 230,607 Accumulation Units @ 1.099895............................              253,643
         1998:  N/A.............................................................                                       0
      Russell Non-U.S.
         1999: 297,512 Accumulation Units @ 1.242993............................              369,806
         1998:  N/A.............................................................                                       0
      Russell Real Estate Securities
         1999: 36,814 Accumulation Units @ .919674..............................               33,857
         1998:  N/A.............................................................                                       0
      Russell Core Bond
         1999: 150,425 Accumulation Units @ .983142.............................              147,888
         1998:  N/A.............................................................                                       0
                                                                                ---------------------   ----------------
             Total Equity.......................................................    $     720,716,274   $    645,087,216
                                                                                    -----------------   ----------------
             Total Liabilities and Equity.......................................    $     721,910,262   $    645,937,811
                                                                                    =================   ================


    The Accompanying Notes are an Integral Part of the Financial Statements.

               THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 8.  (continued)

                         NML VARIABLE ANNUITY ACCOUNT C
             COMBINED STATEMENT OF OPERATIONS AND CHANGES IN EQUITY
                         FOR THE YEARS ENDED DECEMBER 31

Investment Income                                                        1999                1998               1997
                                                                         ----                ----               ----
   Dividend Income...........................................     $     43,814,500   $     26,995,272    $    27,689,163
   Annuity Rate and Expense Guarantees.......................            3,445,294          3,154,687          2,501,975
                                                                  ----------------   ----------------    ---------------
   Net Investment Income.....................................           40,369,206         23,840,585         25,187,188
                                                                  ----------------   ----------------    ---------------
Realized and Unrealized Gain on Investments
   Realized Gain on Investments..............................           41,105,768         29,250,486         18,686,284
   Unrealized Appreciation During the Year...................           36,856,549         37,105,561         44,241,434
                                                                  ----------------   ----------------    ---------------
   Net Gain on Investments...................................           77,962,317         66,356,047         62,927,718
                                                                  ----------------   ----------------    ---------------
Increase in Equity Derived from Investment Activity..........          118,331,523         90,196,632         88,114,906
                                                                  ----------------   ----------------    ---------------
Equity Transactions
   Contract Owners' Net Payments.............................           74,901,848         93,658,882         91,195,224
   Surrenders and Other (Net)................................         (117,603,594)       (86,757,540)       (57,974,180)
                                                                  ----------------   ----------------    ---------------
Increase (Decrease) in Equity Derived from
   Equity Transactions.......................................          (42,701,746)         6,901,342         33,221,044
                                                                  ----------------   ----------------    ---------------
Net Increase in Equity.......................................           75,629,777         97,097,974        121,335,950
Equity, Beginning of Year....................................          645,086,497        547,988,523        426,652,573
                                                                  ----------------   ----------------    ---------------
Equity, End of Year..........................................     $    720,716,274   $    645,086,497    $   547,988,523
                                                                  ================   ================    ===============


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

Note 3--All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc. and the Russell Insurance Funds (the "Funds"). The shares are valued at the Funds' offering and redemption price per share.

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

On April 30, 1999 seven new portfolios commenced operations in the Funds: Small Cap Growth Stock Portfolio, Index 400 Stock Portfolio, Russell Multi-Style Equity, Russell Aggressive Equity Portfolio, Russell Non-U.S. Portfolio, Russell Real Estate Securities Portfolio, and Russell Core Bond Portfolio.

The Funds are open-end investment companies registered under the Investment Company Act of 1940.

Note 4--Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. Annuity reserves are based on the 1983 Table with assumed interest rates of 3-1/2% or 5%.

Note 5--Dividend income from the Funds is recorded on the record date of the dividends. Transactions in the Funds shares are accounted for on the trade date. The basis for determining cost on sale of the Funds shares is identified cost. Purchases and sales of the Funds shares for the years ended December 31 by each Division are shown below:


PURCHASES                                                              1999                1998                  1997
---------                                                              ----                ----                  ----

Small Cap Growth Division...................................    $      759,215     $           N/A      $            N/A
Aggressive Growth Division..................................        12,206,930          15,042,444            21,563,810
International Equity Division...............................        13,196,712          10,115,335            14,484,423
Index 400 Stock Division....................................           468,108                 N/A                   N/A
Growth Stock Division.......................................        11,622,415          11,736,176             5,929,895
Growth & Income Stock Division..............................        12,666,073          12,220,296            18,445,529
Index 500 Stock Division....................................        24,489,112          27,128,970            22,292,577
Balanced Division...........................................        27,037,531          25,547,459            18,920,420
High Yield Bond Division....................................         1,696,507           4,842,682             4,398,102
Select Bond Division........................................         3,699,428           7,219,542             4,295,571
Money Market Division.......................................        22,540,096          28,689,880            20,035,837
Russell Multi-Style Division................................         1,676,900                 N/A                   N/A
Russell Aggressive Equity Division..........................           763,162                 N/A                   N/A
Russell Non-U.S. Division...................................           494,961                 N/A                   N/A
Russell Real Estate Securities Division.....................           109,105                 N/A                   N/A
Russell Core Bond Division..................................           403,049                 N/A                   N/A

               THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K



SALES                                                                  1999                1998                  1997
-----                                                                  ----                ----                  ----

Small Cap Growth Stock Division.............................    $       13,802     $           N/A      $            N/A
Aggressive Growth Division..................................        23,468,462          18,315,682            12,675,291
International Equity Division...............................        11,938,339          13,861,624             4,352,840
Index 400 Stock Division....................................            26,390                 N/A                   N/A
Growth Stock Division.......................................         5,373,768           4,445,344             2,395,716
Growth & Income Stock Division..............................        10,170,106           6,047,669             2,674,188
Index 500 Stock Division....................................        21,511,153          12,386,814            10,114,507
Balanced Division...........................................        32,467,107          24,616,712            17,783,563
High Yield Bond Division....................................         3,114,104           1,661,445               480,911
Select Bond Division........................................         5,152,171           4,504,138             4,561,008
Money Market Division.......................................        22,822,933          25,961,429            16,919,905
Russell Multi-Style Division................................            35,224                 N/A                   N/A
Russell Aggressive Equity Division..........................           443,034                 N/A                   N/A
Russell Non-U.S. Division...................................             2,369                 N/A                   N/A
Russell Real Estate Securities Division.....................               569                 N/A                   N/A
Russell Core Bond Division..................................             4,229                 N/A                   N/A

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

Generally, for contracts issued after December 31, 1991, for the Front Load Version and the Simplified Load Version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 6.5/10 of 1% and 1-1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual Life. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual Life not to exceed 1% and 1-1/2% annual rates, respectively.

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

Since 1996, Northwestern Mutual has paid a dividend to certain contracts. The dividend is re-invested in the Account and has been reflected as a Contract Owners' Net Payment in the accompanying financial statements.

Note 8--Northwestern Mutual is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

               THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


Report of Independent Accountants

To The Northwestern Mutual Life Insurance Company and
Contract Owners of NML Variable Annuity Account C

In our opinion, the statements appearing on pages 30 through 38 present fairly, in all material respects, the financial position of NML Variable Annuity Account C at December 31, 1999 and 1998, and the results of its operations and the changes in its equity for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
January 27, 2000

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

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither Account A nor Account C have any directors or executive officers. The following information as of March 1, 2000, is provided with respect to each director, including persons chosen to become directors, of Northwestern Mutual. Northwestern Mutual uses the title of Trustee to denote the directors.



                                          YEAR     EXPIRATION OF
              TRUSTEE             AGE    ELECTED  TERM OF OFFICE          OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
              -------             ---    -------  --------------          ----------------------------------------------


R. Quintus Anderson............    69      1984    May 2003           Chairman, Audit Committee

Edward E. Barr.................    63      1991    May 2003           Member, Human Resources and Public Policy Committee

Gordon T. Beaham, III..........    68      1988    May 2001           Member, Operations and Technology Committee

Robert C. Buchanan.............    59      1991    May 2003           Member, Audit, Executive and Finance Committees

George A. Dickerman............    61      1994    May 2000 (1)       Member, Agency and Marketing Committee

Pierre S. du Pont..............    65      1985    May 2002           Member, Agency and Marketing Committee

James D. Ericson...............    64      1989    May 2000 (1)       President and C.E.O.; Member, Agency and Marketing,
                                                                      Human Resources and Public Policy, and Operations
                                                                      and Technology Committees; Chairman, Executive and
                                                                      Finance Committees (2)

J. E. Gallegos.................    64      1985    May 2000 (1)       Member, Audit Committee

Stephen N. Graff...............    65      1996    May 2000 (1)       Member, Audit, Executive, and Finance Committees

Patricia Albjerg Graham........    65      1980    May 2000 (1)       Member, Human Resources and Public Policy Committee

Stephen F. Keller..............    61      1984    May 2003           Member, Human  Resources and Public Policy Committee

Barbara A. King................    53      1996    May 2002           Member, Agency and Marketing Committee

J. Thomas Lewis................    63      1978    May 2002           Chairman, Human Resources and Public Policy Committee

Daniel F. McKeithan, Jr........    64      1988    May 2003           Member, Executive, Finance, and Human Resources
                                                                      and Public Policy Committees

Guy A. Osborn..................    64      1994    May 2001           Member, Executive, Finance and Operations and Technology
                                                                      Committees

Timothy D. Proctor.............    50      1997    May 2001           Member, Audit Committee

H. Mason Sizemore, Jr..........    58      1993    May 2003           Member, Agency and Marketing Committee

Harold B. Smith................    66      1973    May 2000 (1)       Member, Operations and Technology Committee

Sherwood H. Smith, Jr..........    65      1992    May 2002           Chairman, Agency and Marketing Committee

Peter M. Sommerhauser..........    57      1999    May 2002           Member, Executive, Finance and Operations and Technology
                                                                      Committees

John E. Steuri.................    60      1994    May 2003           Chairman, Operations and sTechnology Committee

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K



                                          YEAR     EXPIRATION OF
              TRUSTEE             AGE    ELECTED  TERM OF OFFICE          OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
              -------             ---    -------  --------------          ----------------------------------------------

John J. Stollenwerk............    60      1993    May 2001           Member, Agency and Marketing, Executive and Finance
                                                                      Committees

Barry L. Williams..............    55      1987    May 2001           Member, Human Resources and Public Policy Committee

Kathryn D. Wriston.............    61      1986    May 2001           Member, Audit Committee

Edward J. Zore (3).............    54      2000    May 2001           Executive Vice President (Life and Disability Income
                                                                      Insurance)(4)

----------------------
(1) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 2000 Annual meeting of Policyowners. If re-elected, these Trustees' terms will expire in May 2004.

(2) Effective March 31, 2000, Mr. Ericson will assume the position of Chairman and C.E.O. of Northwestern Mutual.

(3) Mr. Zore was appointed as a Trustee by the Board of Trustees effective February 1, 2000.

(4) Effective March 31, 2000, Mr. Zore will assume the position of President of Northwestern Mutual and will serve as a member of the Agency and Marketing, Executive, Finance, Human Resources and Public Policy, and Operations and Technology Committees.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


The business experience and directorships of Northwestern Mutual's Trustees are as follows:



                                            PRINCIPAL OCCUPATION
         TRUSTEE                           DURING PAST FIVE YEARS                              DIRECTORSHIPS
         -------                           ----------------------                              -------------
R. Quintus Anderson                Chairman, The Aarque Capital Corporation          Cold Metal Products Company, Inc.
                                   (diversified metal products manufacturing),       Oneida, Ltd.
                                   Lakewood, New York, since 1997. Prior
                                   thereto, Chairman, The Aarque Companies.

Edward E. Barr                     Chairman, Sun Chemical Group, B.V. (graphic       First Union Corporation
                                   arts), Fort Lee, New Jersey, since 1998.          United Water Resources, Inc.
                                   Chairman and CEO, 1997-1998. Prior thereto,
                                   President and Chief Executive Officer,
                                   1987-1997.

Gordon T. Beaham, III              Chairman and President,
                                   Faultless Starch/Bon Ami Company (consumer
                                   products manufacturer), Kansas City,
                                   Missouri, since 1987.

Robert C. Buchanan                 President and Chief Executive Officer, Fox        W. H. Brady Corporation
                                   Valley Corporation (manufacturer of gift wrap
                                   and writing paper), Appleton, Wisconsin,
                                   since 1980.

George A. Dickerman                Chairman Emeritus, Spalding Sports Worldwide
                                   (manufacturer of sporting equipment),
                                   Chicopee, Massachusetts, since 1999. Prior
                                   thereto, Chairman, 1997-1998, and President,
                                   1981-1997.

Pierre S. du Pont                  Partner with Richards, Layton & Finger (law       Whitman Corporation
                                   firm), Wilmington, Delaware, since 1985.

James D. Ericson                   President and Chief Executive Officer of          Consolidated Papers, Inc.
                                   Northwestern Mutual since 1993.                   Green  Bay Packaging, Inc.
                                                                                     Kohl's Corporation
                                                                                     Mason Street Funds, Inc.
                                                                                     MGIC Investment Corporation
                                                                                     Northwestern Mutual Series
                                                                                      Fund, Inc.

J. E. Gallegos                     Attorney, Gallegos Law Firm, Santa Fe, New
                                   Mexico, since 1988.

Stephen N. Graff                   Office Managing Partner (retired), Arthur         Mason Street Funds, Inc.
                                   Andersen LLP, Milwaukee, Wisconsin, 1981-1994.    Northwestern Mutual Series
                                                                                      Fund, Inc.
                                                                                     Regal-Beloit Corporation

Patricia Albjerg Graham            President, Spencer Foundation (social and
                                   behavioral sciences), Chicago, Illinois,
                                   since 1991; and Professor of the History of
                                   American Education, Harvard University,
                                   Cambridge, Massachusetts, since 1974.

Stephen F. Keller                  Attorney, Los Angeles, California, since
                                   1962.  Chairman, The Santa Anita Companies,
                                   Arcadia, California, 1993-1996.

Barbara A. King                    President, Landscape Structures, Inc.
                                   (manufacturer of playground equipment),
                                   Delano, Minnesota, since 1973.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K

                                                PRINCIPAL OCCUPATION
         TRUSTEE                               DURING PAST FIVE YEARS                    DIRECTORSHIPS
         -------                               ----------------------                    -------------
J. Thomas Lewis                    Attorney (sole practitioner), New Orleans,
                                   Louisiana, since 1998. Prior thereto,
                                   associated with Monroe & Lemann (law firm),
                                   New Orleans, Louisiana, 1965-1998.

Daniel F. McKeithan, Jr.           President, Tamarack Petroleum Co., Inc.              Firstar Corporation
                                   (operator of oil and gas wells), Milwaukee,          The Marcus Corporation
                                   Wisconsin, since 1982.                               WICOR, Inc.

Guy A. Osborn                      Retired Chairman, Universal Foods Corp.,             Fleming Companies, Inc.
                                   Milwaukee, Wisconsin, since 1997.  Chairman,         WICOR, Inc.
                                   1996-1997.  Chairman and Chief Executive
                                   Officer, 1990-1996.

Timothy D. Proctor                 Group General Counsel, Diageo PLC
                                   (manufacturer, marketer and distributor of
                                   food and beverage products), London, England,
                                   since 2000.  Prior thereto, Director,
                                   Worldwide Human Resources, Glaxo Wellcome
                                   plc, 1998-1999; Senior Vice President Human
                                   Resources, General Counsel and Secretary,
                                   Glaxo Wellcome Inc., 1996-1998; and Senior
                                   Vice President, General Counsel and
                                   Secretary, 1994-1996.

H. Mason Sizemore, Jr.             President and Chief Operating Officer, The
                                   Seattle Times, Seattle, Washington, since
                                   1985.

Harold B. Smith                    Chairman, Executive Committee, Illinois Tool         Illinois Tool Works Inc.
                                   Works Inc. (engineered components and                Northern Trust Corporation
                                   industrial systems and consumables),                 W. W. Grainger, Inc.
                                   Glenview, Illinois, since 1982.

Sherwood H. Smith, Jr.             Chairman Emeritus, Carolina Power & Light            Carolina Power & Light Company
                                   Company, Raleigh, North Carolina, since May          Nortel Networks Corporation
                                   1999.  Prior thereto, Chairman, 1996-1999,           Springs Industries, Inc.
                                   and Chairman and Chief Executive Officer,            Wachovia Corporation
                                   1992-1996.

Peter M. Sommerhauser              Attorney, Shareholder, Vice President and            Kohl's Corporation
                                   Member of the Management Committee, Godfrey &
                                   Kahn, S.C. (law firm), Milwaukee, Wisconsin,
                                   since 1969.

John E. Steuri                     Chairman, Advanced Thermal Technologies              National Computer Systems Inc.
                                   (heating, air conditioning and humidity              Superior Financial Corp.
                                   control), Little Rock, Arkansas, since 1997.
                                   Prior thereto, Chairman and CEO, ALLTEL
                                   Information Services, Inc., Little Rock,
                                   Arkansas, since 1989.

John J. Stollenwerk                President and Chief Executive Officer,               Badger Meter, Inc.
                                   Allen-Edmonds Shoe Corporation, Port                 Firstar Corporation
                                   Washington, Wisconsin, since 1998.  Prior            Koss Corporation
                                   thereto, President and Owner, 1980-1998.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K

                                                PRINCIPAL OCCUPATION
          TRUSTEE                               DURING PAST FIVE YEARS                 DIRECTORSHIPS
         -------                               ----------------------                 -------------
Barry L. Williams                  President and Chief Executive Officer,             CH2M Hill Companies, Ltd.
                                   Williams Pacific Ventures, Inc. (venture           Comp USA, Inc.
                                   capital), San Francisco, California, since         Pacific Gas & Electric Company
                                   1993.                                              R. H. Donnelly Corporation
                                                                                      Simpson Manufacturing Co., Inc.
                                                                                      The Newhall Land and Farming
                                                                                        Company

Kathryn D. Wriston                 Director of various corporations.                  Homeplace of America Inc.
                                                                                      The Stanley Works
                                                                                      Santa Fe Snyder Corporation

Edward J. Zore                     Executive Vice President (Life and Disability      MGIC Investment Corporation
                                   Income Insurance) of Northwestern Mutual
                                   since 1998.  Prior thereto, Executive Vice
                                   President (Finance and Investments) since
                                   1995.

               THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


The following information as of March 1, 2000, is provided with respect to each Executive Officer of Northwestern Mutual. The term of office for all Executive Officers is one year expiring May 31, 2000.


NAME                                  AGE                        POSITION
----                                  ---                        --------


James D. Ericson (1)...............   64      President and Chief Executive Officer; Trustee
John M. Bremer (1).................   52      Executive  Vice  President, General  Counsel and  Secretary
                                              (Administration and Law)
Peter W. Bruce (1).................   54      Executive Vice President (Accumulation Products and Long Term Care)
Edward J. Zore (1).................   54      Executive  Vice  President (Life and Disability Income Insurance); Trustee
Deborah A. Beck (1)................   52      Senior Vice President (Insurance Operations/Chief Compliance Officer)
William H. Beckley (1).............   52      Senior Vice President (Agencies)
Mark G. Doll.......................   50      Senior Vice President (Public Markets)
Richard L. Hall (1)................   54      Senior Vice President (Life Marketing)
William C. Koenig..................   52      Senior Vice President and Chief Actuary
Donald L. Mellish..................   61      Senior Vice President (Field Financial Services)
Bruce L. Miller (1)................   57      Senior Vice President (Corporate Planning and Development)
Mason G. Ross......................   56      Senior Vice President and Chief Investment Officer
John E. Schlifske..................   40      Senior Vice President (Securities and Real Estate)
Leonard F. Stecklein (1)...........   53      Senior Vice President
Frederic H. Sweet..................   56      Senior Vice President (Corporate and Government Relations)
Walt J. Wojcik.....................   60      Senior Vice President (Information Systems)
Robert J. Berdan (1)...............   53      Vice President (Compliance/Best Practices)
Steven T. Catlett..................   50      Vice President (New Business)
Thomas E. Dyer.....................   54      Vice President (Corporate Services)
Gary E. Long.......................   55      Vice President and Controller
Susan A. Lueger....................   46      Vice President (Human Resources)
Meridee J. Maynard (1).............   44      Vice President (Annuity and Accumulation Products)
Gregory C. Oberland................   42      Vice President (Disability Income)
Barbara F. Piehler.................   49      Vice President (Policyowner Services)
James F. Reiskytl..................   62      Vice President (Tax and Financial Planning)
J. Edward Tippetts.................   55      Vice President (Field Training and Development)
Martha M. Valerio (1)..............   53      Vice President (Corporate Research and Analysis)
W. Ward White......................   60      Vice President (Communications)

----------------------
(1) Effective March 31, 2000, the following individuals will assume the positions indicated: James D. Ericson - Chairman and Chief Executive Officer; John M. Bremer - Senior Executive Vice President (Administration/Chief Compliance Officer) and Secretary; Peter W. Bruce - Senior Executive Vice President (Insurance); Edward J. Zore - President; Deborah A. Beck - Executive Vice President (Planning and Technology); William H. Beckley - Executive Vice President (Agencies); Richard L. Hall - Senior Vice President (Life Insurance); Bruce L. Miller - Executive Vice President (Marketing); Leonard F. Stecklein - Senior Vice President (Annuities and Accumulation Products); Robert J. Berdan - Vice President and General Counsel; Meridee J. Maynard - Vice President (Marketing); and Martha M. Valerio - Vice President. Messrs. Ericson and Zore will continue to serve on Northwestern Mutual's Board of Trustees.

All of the Executive Officers, except Bruce L. Miller, have been associated with Northwestern Mutual, although not necessarily in their present positions, for more than five years. Bruce L. Miller has been a Senior Vice President of Northwestern Mutual since July, 1996. Prior thereto he participated in private equity investing, operating and serving as a consultant to various firms in the financial services and healthcare industries since 1989.

             THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


ITEM 11. EXECUTIVE COMPENSATION

         Not applicable. Account A and Account C have no directors or executive officers, the Executive Officers and Trustees of Northwestern Mutual spend no substantial portion of their time on matters relating to Accounts A and C, and the amounts of compensation received by the Executive Officers and Trustees of Northwestern Mutual have no bearing on the values associated with the Contracts issued in connection with Accounts A and C.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable. As segregated asset accounts, Account A and Account C have no shareholders. As a mutual life insurance company, Northwestern Mutual has no shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Northwestern Mutual's subsidiary, NMIS, serves as the investment advisor to the Series Fund. Northwestern Mutual is party to investment advisory agreements with the Series Fund. The investment advisory agreements were entered into or renewed during 1999. Various Trustees and Executive Officers of Northwestern Mutual serve as directors and officers of the Series Fund and may be deemed to have a direct or indirect material interest in the existence of the investment advisory agreements.

         Northwestern Mutual's subsidiary, Frank Russell, provides the Russell Funds and its investment adviser, Frank Russell Investment Management Company ("FRIMCo"), a subsidiary of Frank Russell, with asset management consulting services that it provides to its other consulting clients. The Russell Funds do not compensate Frank Russell for these services. FRIMCo is party to an investment management agreement with the Russell Funds. That investment management agreement took effect during 1999. Certain Trustees and Executive Officers of Northwestern Mutual serve as directors of Frank Russell and may be deemed to have a direct or indirect material interest in the existence of the investment management agreement.

         Various Trustees and Executive Officers of Northwestern Mutual have securities accounts with Baird and effected transactions through such accounts during the fiscal year, including transactions in mutual funds sponsored by Frank Russell.

         Loans are made to Northwestern Mutual's Trustees and Executive Officers (and their family members and associates) in accordance with the provisions of insurance policies which they may own. Such loans are made in the ordinary course of business and are administered solely in accordance with the terms of such policies.

         In the ordinary course of its business, Northwestern Mutual makes loans to its general agents in connection with their business operations. Interest on such loans is tied to Northwestern Mutual's cost of funds or the prime rate, depending upon the purpose of the loan. On occasion, a general agent who has incurred such loans may assume an Executive Officer position at Northwestern Mutual. In such circumstances, the outstanding loans remain in place and are satisfied in accordance with the terms of the underlying loan documentation.

         Peter M. Sommerhauser, a Northwestern Mutual Trustee since May 1999, is a Shareholder, Vice President and a Member of the Management Committee of Godfrey & Kahn, S.C. Godfrey & Kahn provided a de minimis amount of legal services to Northwestern Mutual during 1999 with respect to a matter that dates to 1996, when the firm was retained by Northwestern Mutual. Mr. Sommerhauser was not personally involved in rendering such legal services to Northwestern Mutual during 1999.

         Mr. Sommerhauser is the beneficial owner of approximately 10.3% of the outstanding common stock of Kohl's Corporation, primarily by virtue of his serving as a trustee of several trusts for the benefit of the families of current and former executive officers of Kohl's Corporation and as a director of charitable foundations established by executive officers of Kohl's Corporation. While Mr. Sommerhauser has sole or shared voting and investment power over such shares held in the trusts and foundations, he has no pecuniary interest in those shares. In 1994, a number of years prior to Mr. Sommerhauser becoming a Northwestern Mutual Trustee, Northwestern Mutual lent (as part of its normal portfolio investment activities) to Kohl's Department Stores, Inc., a subsidiary of Kohl's Corporation, $40,000,000 and received a 6.75% Senior Note, guaranteed by Kohl's Corporation, due March 31, 2004. The entire principal amount of the Senior Note remained outstanding during 1999 and at March 1, 2000.

             THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                            PAGE

         (a)     Financial Statements and Exhibits
                 (1)      NML Variable Annuity Account A (in Part II, Item 8) ....................................    17
                          Statement of Assets and Liabilities at December 31, 1999 and 1998
                          Combined Statement of Operations and Changes in Equity
                               for years ended December 31, 1999, 1998 and 1997
                          Notes to Financial Statements
                          Report of Independent Accountants

                 (2)      NML Variable Annuity Account C (in Part II, Item 8).....................................    30
                          Statement of Assets and Liabilities at December 31, 1999 and 1998
                          Combined Statement of Operations and Changes in Equity
                               for years ended December 31, 1999, 1998 and 1997
                          Notes to Financial Statements
                          Report of Independent Accountants

                 (3)      The Northwestern Mutual Life Insurance Company..........................................    49
                          Immediately following this page are:
                                   Report of Independent Accountants
                                   Consolidated Statement of Financial Position at
                                            December 31, 1999 and 1998
                                   Consolidated Statement of Operations for years ended
                                            December 31, 1999, 1998 and 1997
                                   Consolidated Statement of Changes in Surplus for
                                            years ended December 31, 1999, 1998 and 1997
                                   Consolidated Statement of Cash Flows for years ended
                                            December 31, 1999, 1998 and 1997
                                   Notes to Consolidated Statutory Financial Statements

         (b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 1999.

         (c)     See Index to Exhibits on page 67, which is incorporated herein
                 by reference ....................................................................................    67

             THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                   FORM 10-K


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Policyowners of The Northwestern Mutual Life Insurance Company

We have audited the accompanying consolidated statement of financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, of changes in surplus and of cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company prepared these consolidated financial statements using accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (statutory basis of accounting), which practices differ from accounting principles generally accepted in the United States. Accordingly, the consolidated financial statements are not intended to represent a presentation in accordance with generally accepted accounting principles. The effects on the consolidated financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, the consolidated financial statements audited by us (1) do not present fairly in conformity with generally accepted accounting principles, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 1999 and 1998, or the results of their operations or their cash flows for each of the three years in the period ended December 31, 1999 because of the effects of the variances between the statutory basis of accounting and generally accepted accounting principles referred to in the preceding paragraph and (2) do present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, on the basis of accounting described in Note 1.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 24, 2000

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(IN MILLIONS)

                                                                                                       DECEMBER 31,
                                                                                                  --------------------
                                                                                                  1999            1998
                                                                                                  ----            ----

                                                  ASSETS
Bonds    ...............................................................................    $      36,792        $  34,888
Common and preferred stocks.............................................................            7,108            6,062
Mortgage loans..........................................................................           13,416           12,250
Real estate.............................................................................            1,666            1,481
Policy loans............................................................................            7,938            7,580
Other investments.......................................................................            3,443            2,353
Cash and temporary investments..........................................................            1,159            1,275
                                                                                            -------------     ------------

         Total investments..............................................................           71,522           65,889

Due and accrued investment income.......................................................              893              827
Other assets............................................................................            1,409            1,313
Separate account assets.................................................................           12,161            9,966
                                                                                            -------------     ------------

         Total assets...................................................................    $      85,985        $  77,995
                                                                                            =============     ============


                                         LIABILITIES AND SURPLUS

Reserves for policy benefits............................................................    $      56,246        $  51,815
Policy benefit and premium deposits.....................................................            1,746            1,709
Policyowner dividends payable...........................................................            3,100            2,870
Interest maintenance reserve............................................................              491              606
Asset valuation reserve.................................................................            2,371            1,994
Income taxes payable....................................................................            1,192            1,161
Other liabilities.......................................................................            3,609            3,133
Separate account liabilities............................................................           12,161            9,966
                                                                                            -------------     ------------

         Total liabilities..............................................................           80,916           73,254

Surplus  ...............................................................................            5,069            4,741
                                                                                            -------------     ------------

         Total liabilities and surplus..................................................    $      85,985        $  77,995
                                                                                            =============     ============











   The accompanying notes are an integral part of these financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K



THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(IN MILLIONS)

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                              1999             1998             1997
                                                                              ----             ----             ----
Revenue
   Premiums and deposits.............................................     $       8,344     $      8,021        $  7,294
   Net investment income.............................................             4,766            4,536           4,171
   Other income......................................................               970              922             861
                                                                          -------------     ------------     -----------

         Total revenue...............................................            14,080           13,479          12,326
                                                                          -------------     ------------     -----------

Benefits and expenses
   Benefit payments to policyowners and beneficiaries................             4,023            3,602           3,329
   Net additions to policy benefit reserves..........................             4,469            4,521           4,026
   Net transfers to separate accounts................................               516              564             566
                                                                          -------------     ------------     -----------

         Total benefits..............................................             9,008            8,687           7,921

   Operating expenses................................................             1,287            1,297           1,138
                                                                          -------------     ------------     -----------

         Total benefits and expenses.................................            10,295            9,984           9,059
                                                                          -------------     ------------     -----------

Gain from operations before dividends and taxes......................             3,785            3,495           3,267

Policyowner dividends................................................             3,091            2,869           2,636
                                                                          -------------     ------------     -----------

Gain from operations before taxes....................................               694              626             631
Income tax expense...................................................               203              301             356
                                                                          -------------     ------------     -----------

Net gain from operations.............................................               491              325             275
Net realized capital gains...........................................               846              484             414
                                                                          -------------     ------------     -----------

   Net income........................................................     $       1,337     $        809          $  689
                                                                          =============     ============     ===========







   The accompanying notes are an integral part of these financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K



THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SURPLUS
(IN MILLIONS)

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------------
                                                                                 1999             1998           1997
                                                                                 ----             ----           -----
Beginning of year balance................................................     $    4,741     $     4,101       $  3,515

   Net income............................................................          1,337             809            689

   Increase (decrease) in net unrealized gains...........................            213            (147)           576

   Increase in investment reserves.......................................           (377)            (20)          (526)

   Charge-off of goodwill (Note 7).......................................           (842)              -              -

   Other, net............................................................             (3)             (2)          (153)
                                                                              -----------    -----------     -----------

Net increase in surplus..................................................            328             640            586
                                                                              ----------     -----------     ----------

End of year balance......................................................     $    5,069     $     4,741       $  4,101
                                                                              ==========     ===========     ==========







   The accompanying notes are an integral part of these financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(IN MILLIONS)

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                                     1999         1998          1997
                                                                                     ----         ----          -----
Cash flows from operating activities
   Insurance and annuity premiums........................................     $    9,260     $     8,876       $  8,093
   Investment income received ...........................................          4,476           4,216          3,928
   Disbursement of policy loans, net of repayments.......................           (358)           (416)          (360)
   Benefits paid to policyowners and beneficiaries.......................         (4,012)         (3,572)        (3,316)
   Net transfers to separate accounts....................................           (516)           (564)          (565)
   Policyowner dividends paid............................................         (2,862)         (2,639)        (2,347)
   Operating expenses and taxes..........................................         (1,699)         (1,749)        (1,722)
   Other, net............................................................            (56)            (83)           124
                                                                              -----------    -----------     ----------

      Net cash provided by operating activities..........................          4,233           4,069          3,835
                                                                              ----------     -----------     ----------

Cash flows from investing activities
   Proceeds from investments sold or matured
      Bonds..............................................................         20,788          28,720         38,284
      Common and preferred stocks........................................         13,331          10,359          9,057
      Mortgage loans.....................................................          1,356           1,737          1,012
      Real estate........................................................            216             159            302
      Other investments..................................................            830             768            398
                                                                              ----------     -----------     ----------

                                                                                  36,521          41,743         49,053
                                                                              ----------     -----------     ----------

   Cost of investments acquired
      Bonds..............................................................         22,849          30,873         41,169
      Common and preferred stocks........................................         13,794           9,642          9,848
      Mortgage loans.....................................................          2,500           3,135          2,309
      Real estate........................................................            362             268            202
      Other investments..................................................          1,864             567            359
                                                                              ----------     -----------     ----------

                                                                                  41,369          44,485         53,887
                                                                              ----------     -----------     ----------

Net increase (decrease) in securities lending and other..................            499            (624)           440
                                                                              ----------     -----------     ----------

   Net cash used in investing activities.................................         (4,349)         (3,366)        (4,394)
                                                                              -----------    -----------     ----------

   Net (decrease) increase in cash and temporary investments.............           (116)            703           (559)

Cash and temporary investments, beginning of year........................          1,275             572          1,131
                                                                              ----------     -----------     ----------

Cash and temporary investments, end of year..............................     $    1,159     $     1,275         $  572
                                                                              ==========     ===========     ==========




   The accompanying notes are an integral part of these financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated statutory financial statements include the accounts of The Northwestern Mutual Life Insurance Company ("Company") and its wholly-owned subsidiary, Northwestern Long Term Care Insurance Company ("Subsidiary"). The Company and its Subsidiary offer life, annuity, disability income and long-term care products to the personal, business, estate and tax-qualified markets.

         The consolidated financial statements have been prepared using accounting policies prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin ("statutory basis of accounting").

         In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification") guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification that would also be effective upon implementation. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas (e.g., deferred income taxes are recorded). The Office of the Commissioner of Insurance of the State of Wisconsin ("OCI") intends to adopt Codification effective January 1, 2001. The Company has not determined the potential effect of Codification, and the eventual effect of adoption could differ if changes are made prior to the effective date of January 1, 2001.

         Financial statements prepared on the statutory basis of accounting vary from financial statements prepared on the basis of generally accepted accounting principles ("GAAP") primarily because on a GAAP basis: (1) policy acquisition costs are deferred and amortized, (2) investment valuations and insurance reserves are based on different assumptions,
         (3) funds received under deposit-type contracts are not reported as premium revenue, and (4) deferred taxes are provided for temporary differences between book and tax basis of certain assets and liabilities. The effects on the financial statements of the differences between the statutory basis of accounting and GAAP are material to the Company.

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

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

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

         NET INVESTMENT INCOME AND CAPITAL GAINS

         Net investment income includes interest and dividends received or due and accrued on investments, equity in unconsolidated subsidiaries' earnings and the Company's share of joint venture income. Net investment income is reduced by investment management expenses, real estate depreciation, depletion related to energy assets and costs associated with securities lending.

         Realized investment gains and losses are reported in income based upon specific identification of securities sold. Unrealized investment gains and losses include changes in the fair value of common stocks and changes in valuation allowances made for bonds, preferred stocks, mortgage loans and other investments considered by management to be impaired.

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

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

         INVESTMENT RESERVES

         The Company is required to maintain an asset valuation reserve ("AVR"). The AVR establishes a general reserve for invested asset valuation using a formula prescribed by state regulations. The AVR is designed to stabilize surplus against potential declines in the value of investments. In addition, the Company maintained a $200 million voluntary investment reserve at each of December 31, 1999 and 1998 to absorb potential investment losses exceeding those considered by the AVR formula. Increases or decreases in these investment reserves are recorded directly to surplus.

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

         RESERVES FOR POLICY BENEFITS

         Reserves for policy benefits are determined using actuarial estimates based on mortality and morbidity experience tables and valuation interest rates prescribed by the OCI. (See Note 3.)

         POLICYOWNER DIVIDENDS

         Almost all life insurance policies, and certain annuity and disability income policies issued by the Company are participating. Annually, the Company's Board of Trustees approves dividends payable on participating policies in the following fiscal year, which are accrued and charged to operations when approved.

         RECLASSIFICATION

         Certain financial statement balances for 1998 and 1997 have been reclassified to conform to the current year presentation.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

2.       INVESTMENTS

         DEBT SECURITIES

         Debt securities consist of all bonds and fixed-maturity preferred stocks. The estimated fair values of debt securities are based upon quoted market prices, if available. For securities not actively traded, fair values are estimated using independent pricing services or internally developed pricing models.

         Statement value, which principally represents amortized cost, and estimated fair value of the Company's debt securities at December 31, 1999 and 1998 were as follows:

         DECEMBER 31, 1999                                      RECONCILIATION TO ESTIMATED FAIR VALUE (IN MILLIONS)
         -----------------                                      ----------------------------------------------------

                                                                                 GROSS            GROSS         ESTIMATED
                                                              STATEMENT       UNREALIZED       UNREALIZED         FAIR
                                                                VALUE            GAINS           LOSSES           VALUE
                                                                -----            -----           ------           -----
         US Government and political obligations.........    $      3,855     $        72     $       (167)       $  3,760
         Mortgage-backed securities......................           7,736              65             (256)          7,545
         Corporate and other debt securities.............          25,201             249           (1,088)         24,362
                                                             ------------     -----------     ------------     -----------

                                                                   36,792             386           (1,511)         35,667

         Preferred stocks................................              85               2                -              87
                                                             ------------     -----------     ------------     -----------

         Total...........................................    $     36,877     $       388     $     (1,511)      $  35,754
                                                             ============     ===========     ============     ===========

         DECEMBER 31, 1998                                      RECONCILIATION TO ESTIMATED FAIR VALUE (IN MILLIONS)
         -----------------                                      ----------------------------------------------------

                                                                                 GROSS            GROSS         ESTIMATED
                                                              STATEMENT       UNREALIZED       UNREALIZED         FAIR
                                                                VALUE            GAINS           LOSSES           VALUE
                                                                -----            -----           ------           -----
         US Government and political obligations.........    $      3,904     $       461     $        (11)       $  4,354
         Mortgage-backed securities......................           7,357             280              (15)          7,622
         Corporate and other debt securities.............          23,627           1,240             (382)         24,485
                                                             ------------     -----------     ------------     -----------

                                                                   34,888           1,981             (408)         36,461

         Preferred stocks................................             189               4               (1)            192
                                                             ------------     -----------     ------------     -----------

         Total...........................................    $     35,077     $     1,985     $       (409)      $  36,653
                                                             ============     ===========     ============     ===========

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

         The statement value and estimated fair value of debt securities by contractual maturity at December 31, 1999 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                STATEMENT      ESTIMATED
                                                                                                  VALUE       FAIR VALUE
                                                                                                  -----       ----------
                                                                                                     (IN MILLIONS)
         Due in one year or less........................................................     $        931    $       942
         Due after one year through five years..........................................            5,420          5,412
         Due after five years through ten years.........................................           11,168         10,796
         Due after ten years............................................................           11,622         11,059
                                                                                             ------------     ----------

                                                                                                   29,141         28,209

         Mortgage-backed securities.....................................................            7,736          7,545
                                                                                             ------------     ----------

                                                                                             $     36,877     $   35,754
                                                                                             ============     ==========

         STOCKS

         The estimated fair values of common and perpetual preferred stocks are based upon quoted market prices, if available. For securities not actively traded, fair values are estimated using independent pricing services or internally developed pricing models.

         The adjusted cost of common and preferred stock held by the Company at December 31, 1999 and 1998 was $4.9 billion and $4.3 billion, respectively.

         MORTGAGE LOANS AND REAL ESTATE

         Mortgage loans are collateralized by properties located throughout the United States and Canada. The Company attempts to minimize mortgage loan investment risk by diversification of geographic locations and types of collateral properties.

         The fair value of mortgage loans as of December 31, 1999 and 1998 was approximately $13.2 billion and $12.9 billion, respectively. The fair value of the mortgage loan portfolio is estimated by discounting the future estimated cash flows using current interest rates of debt securities with similar credit risk and maturities, or utilizing net realizable values.

         At December 31, 1999 and 1998, real estate includes $39 million and $61 million, respectively, acquired through foreclosure and $114 million and $120 million, respectively, of home office real estate.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

         REALIZED AND UNREALIZED GAINS AND LOSSES

         Realized investment gains and losses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                      FOR THE YEAR ENDED             FOR THE YEAR ENDED             FOR THE YEAR ENDED
                                       DECEMBER 31, 1999              DECEMBER 31, 1998              DECEMBER 31, 1997
                                       -----------------              -----------------              -----------------
                                                        NET                            NET                            NET
                                                     REALIZED                       REALIZED                       REALIZED
                                 REALIZED  REALIZED    GAINS   REALIZED   REALIZED    GAINS   REALIZED   REALIZED    GAINS
                                   GAINS    LOSSES   (LOSSES)    GAINS     LOSSES   (LOSSES)    GAINS     LOSSES   (LOSSES)
                                   -----    ------   --------    -----     ------   --------    -----     ------   --------
                                                                        (IN MILLIONS)
Bonds..........................   $  219    $  (404)   $ (185)   $  514    $  (231)  $   283    $  518    $  (269)   $  249
Common and preferred stocks....    1,270       (255)    1,015       885       (240)      645       533       (150)      383
Mortgage loans.................       22        (12)       10        18        (11)        7        14        (14)        -
Real estate....................       92          -        92        41          -        41       100         (2)       98
Other invested assets..........      308       (189)      119       330       (267)       63       338       (105)      233
                                  ------    -------    ------    ------    -------   -------    ------    -------   -------

                                   1,911       (860)    1,051     1,788       (749)    1,039     1,503       (540)      963
                                  ------    -------    ------    ------    -------   -------    ------    -------   -------

Less: Capital gains taxes......                           244                            358                            340
Less: IMR (losses) gains.......                           (39)                           197                            209
                                                       ------                        -------                        -------

Net realized capital gains.....                        $  846                        $   484                        $   414
                                                       ======                        =======                        =======




         Changes in unrealized net investment gains and losses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                     1999         1998          1997
                                                                                     ----         ----          ----
                                                                                              (in millions)
         Bonds...........................................................     $     (178)    $       (97)   $        43
         Common and preferred stocks.....................................            415              29            528
         Mortgage loans..................................................            (10)            (16)            (7)
         Real estate.....................................................             (2)              -              -
         Other...........................................................            (12)            (63)            12
                                                                              ----------     -----------     ----------

                                                                              $      213     $      (147)   $       576
                                                                              ==========     ===========    ===========

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

         SECURITIES LENDING

         The Company has entered into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis in the form of either cash or securities. Collateral assets received and related liability due to counterparties of $2.1 billion and $1.5 billion, respectively, are included in the consolidated statements of financial position at December 31, 1999 and 1998, and approximate the statement value of securities loaned at those dates.

         INVESTMENT IN MGIC

         The Company owns 11.3% (11.9 million shares) of the outstanding common stock of MGIC Investment Corporation ("MGIC"). This investment is accounted for using the equity method. At December 31, 1999 and 1998, the fair value of the Company's investment in MGIC exceeded the statement value of $201 million and $180 million, respectively, by $518 million and $296 million, respectively.

         In August 1998, the Company delivered 8.9 million shares of MGIC to a brokerage firm to settle a forward contract. In conjunction with the settlement, the Company recorded a $114 million realized gain.

         DERIVATIVE FINANCIAL INSTRUMENTS

         In the normal course of business, the Company enters into transactions to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and market volatility. These hedging strategies include the use of forwards, futures, options and swaps.

         The Company held the following positions for hedging purposes at December 31, 1999 and 1998:

         DERIVATIVE FINANCIAL INSTRUMENT             NOTIONAL AMOUNTS                                RISKS REDUCED
         ------------------------------              ----------------                                -------------
                                                       (IN MILLIONS)
                                              DECEMBER 31,       DECEMBER 31,
                                                  1999               1998
                                                  ----               ----
         Foreign Currency
              Forward Contracts                    $967               $601              Currency exposure on foreign-
                                                                                        denominated investments

         Common Stock Futures                       620                657              Stock market price fluctuation.

         Bond Futures                                50                379              Bond market price fluctuation.

         Options to Acquire Interest
              Rate Swaps                            419                419              Interest rates payable on certain
                                                                                        annuity and insurance contracts.

         Foreign Currency and
              Interest Rate Swaps                   203                 94              Interest rates on variable rate notes
                                                                                        and currency exposure on
                                                                                        foreign-denominated bonds.

         Default Swaps                               52                  -              Default exposure on certain bond
                                                                                        investments.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

         The notional or contractual amounts of derivative financial instruments are used to denominate these types of transactions and do not represent the amounts exchanged between the parties.

         In addition to the use of derivatives for hedging purposes, equity swaps were held for investment purposes during 1999 and 1998. The notional amount of equity swaps outstanding at December 31, 1999 and 1998 was $136 million and $138 million, respectively.

         Foreign currency forwards, foreign currency swaps, stock futures and equity swaps are reported at fair value. Resulting gains and losses on these contracts are unrealized until expiration of the contract. There is no statement value reported for interest rate swaps, bond futures and options to acquire interest rate swaps prior to the settlement of the contract, at which time realized gains and losses are deferred to IMR. Changes in the value of derivative instruments are expected to offset gains and losses on the hedged investments. During 1999 and 1998, net realized and unrealized gains on investments were partially offset by net realized losses of $55 million and $104 million, respectively, and net unrealized gains (losses) of $17 million and $(58) million, respectively, on derivative instruments. The effect of derivative instruments in 1997 was not material to the Company's results of operations.

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

         Active life reserves for disability income ("DI") policies issued since 1987 are primarily based on the two-year preliminary term method using a 4% interest rate and the 1985 Commissioner's Individual Disability Table A ("CIDA") for morbidity. Active life reserves for prior DI policies are based on the net level premium method, a 3% to 4% interest rate and the 1964 Commissioner's Disability Table for morbidity. Disabled life reserves for DI policies are based on the present values of expected benefit payments primarily using the 1985 CIDA (modified for Company experience in the first four years of disability) with interest rates ranging from 3% to 5-1/2%.

         Use of these actuarial tables and methods involves estimation of future mortality and morbidity. Actual future experience could differ from these estimates.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

4.       EMPLOYEE AND AGENT BENEFIT PLANS

         The Company sponsors noncontributory defined benefit retirement plans for all eligible employees and agents. The expense associated with these plans is generally recorded by the Company in the period contributions are funded. As of January 1, 1999, the most recent actuarial valuation date available, the qualified defined benefit plans were fully funded. The Company recorded a liability of $109 million and $98 million for nonqualified defined benefit plans at December 31, 1999 and 1998, respectively. In addition, the Company has a contributory 401(k) plan for eligible employees and a noncontributory defined contribution plan for all full-time agents. The Company's contributions are expensed in the period contributions are made to the plans. The Company recorded $31 million, $29 million and $27 million of total expense related to its defined benefit and defined contribution plans for the years ended December 31, 1999, 1998 and 1997, respectively. The defined benefit and defined contribution plans' assets of $2.2 billion and $1.9 billion at December 31, 1999 and 1998, respectively, were primarily invested in the separate accounts of the Company.

         In addition to pension and retirement benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. Postretirement benefit costs for the years ended December 31, 1999, 1998 and 1997 were a net expense (benefit) of $5.0 million, $1.8 million and ($1.3) million, respectively.

                                                                       DECEMBER 31,               DECEMBER 31,
                                                                           1999                       1998
                                                                           ----                       ----
         Unfunded postretirement benefit obligation
         for retirees and other fully eligible employees                 $40 million              $35 million
         (Accrued in statement of financial position)

         Estimated postretirement benefit obligation
         for active non-vested employees (Not accrued
         until employee vests)                                           $68 million              $56 million

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

         Health care cost trend rate                                     10% to an ultimate       10% to an ultimate
                                                                         5%, declining 1%         5%, declining 1%
                                                                         for 5 years              for 5 years

         If the health care cost trend rate assumptions were increased by 1%, the accrued postretirement benefit obligation as of December 31, 1999 and 1998 would have been increased by $6 million and $5 million, respectively.

         At December 31, 1999 and 1998, the recorded postretirement benefit obligation was reduced by $28 million and $23 million, respectively, for health care benefit plan assets. These assets were primarily invested in separate accounts of the Company.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

5.       REINSURANCE

         In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding to reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $25 million of coverage per individual life and $35 million maximum of coverage per joint life. The Company has an excess reinsurance contract for disability income policies with retention limits varying based upon coverage type.

         The amounts shown in the accompanying consolidated financial statements are net of reinsurance. Reserves for policy benefits at December 31, 1999 and 1998 were reported net of ceded reserves of $584 million and $518 million, respectively. The effect of reinsurance on premiums and benefits for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                                   1999      1998       1997
                                                   ----      ----       ----
                                                         (IN MILLIONS)
Direct premiums and deposits .................   $ 8,785    $ 8,426    $ 7,647
Premiums ceded ...............................      (441)      (405)      (353)
                                                 -------    -------    -------

Net premium and deposits .....................   $ 8,344    $ 8,021    $ 7,294
                                                 =======    =======    =======


Benefits to policyowners and beneficiaries ...   $ 9,205    $ 8,869    $ 8,057
Benefits ceded ...............................      (197)      (182)      (136)
                                                 -------    -------    -------

Net benefits to policyowners and beneficiaries   $ 9,008    $ 8,687    $ 7,921
                                                 =======    =======    =======

         In addition, the Company received $133 million, $121 million and $115 million for the years ended December 31, 1999, 1998 and 1997, respectively, from reinsurers representing allowances for reimbursement of commissions and other expenses. These amounts are included in other income in the consolidated statement of operations.

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

6.       INCOME TAXES

         Provisions for income taxes are based on current income tax payable without recognition of deferred taxes. The Company files a consolidated life-nonlife federal income tax return. Federal income tax returns for years through 1995 are closed as to further assessment of tax. Adequate provision has been made in the financial statements for any additional taxes, which may become due with respect to the open years.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

         The Company's taxable income can vary significantly from gain from operations before taxes due to differences between book and tax valuation of assets and liabilities (e.g., investments and policy benefit reserves). The Company pays a tax that is assessed only on the surplus of mutual life insurance companies ("equity tax"), and also, the Company must capitalize and amortize, as opposed to immediately deducting, an amount deemed to represent the cost of acquiring new business ("DAC tax").

         The Company's effective tax rate on gains from operations before taxes for the years ended December 31, 1999, 1998 and 1997 was 29%, 48%, and 56% respectively. In 1999, the effective rate was less than the federal corporate rate of 35% due primarily to differences between book and tax investment income. In 1998 and 1997, the effective rate was greater than 35% due primarily to the equity tax and DAC tax.

7.       RELATED PARTY TRANSACTIONS

         The Company acquired Frank Russell Company ("Frank Russell") effective January 1, 1999 for a purchase price of approximately $950 million. Frank Russell is a leading investment management and consulting firm, providing investment advice, analytical tools and investment vehicles to institutional and individual investors in more than 30 countries. This investment is accounted for using the equity method and is included in common stocks in the consolidated statement of financial position. In 1999, the Company charged-off directly from surplus approximately $842 million, representing the total goodwill associated with the acquisition. The Company has received permission from the OCI for this charge-off. The Company has unconditionally guaranteed certain debt obligations of Frank Russell, including $350 million of senior notes and up to $150 million of other credit facilities.

         During 1999, the Company transferred appreciated equity investments to a wholly-owned subsidiary as a capital contribution to the subsidiary. A realized capital gain of $287 million was recorded on this transaction based on the fair value of the assets upon transfer.

8.       CONTINGENCIES

         The Company has guaranteed certain obligations of its other affiliates. These guarantees totaled approximately $101 million at December 31, 1999 and are generally supported by the underlying net asset values of the affiliates.

         In addition, the Company routinely makes commitments to fund mortgage loans or other investments in the normal course of business. These commitments aggregated to $1.9 billion at December 31, 1999 and were extended at market interest rates and terms.

         The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, any losses resulting from such actions would not have a material effect on the Company's financial position.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE NORTHWESTERN MUTUAL LIFE
                                         INSURANCE COMPANY

                                    In respect of NML Variable Annuity Account A
                                          and NML Variable Annuity Account C
                                                      (Registrant)

                                    By   /s/ James D. Ericson
                                       -----------------------------------------
                                         James D. Ericson
                                         President and Chief Executive Officer

Date:  March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                             TITLE
                                                             -----
JAMES D. ERICSON                                     Trustee, President and Chief Executive Officer
-----------------------------
James D. Ericson

GARY E. LONG                                         Vice President and Controller
-----------------------------                        (Principal Financial and Accounting Officer)
Gary E. Long

R. QUINTUS ANDERSON*                                 Trustee
-----------------------------
R. Quintus Anderson

EDWARD E. BARR*                                      Trustee
-----------------------------
Edward E. Barr

GORDON T. BEAHAM, III*                               Trustee
-----------------------------
Gordon T. Beaham, III

ROBERT C. BUCHANAN*                                  Trustee
-----------------------------
Robert C. Buchanan

GEORGE A. DICKERMAN*                                 Trustee
-----------------------------
George A. Dickerman

PIERRE S. DU PONT*                                   Trustee
-----------------------------
Pierre S. Du Pont

J. E. GALLEGOS*                                      Trustee
-----------------------------
J. E. Gallegos

STEPHEN N. GRAFF*                                    Trustee
-----------------------------
Stephen N. Graff

PATRICIA ALBJERG GRAHAM*                             Trustee
-----------------------------
Patricia Albjerg Graham

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


                                                             TITLE
                                                             -----
STEPHEN F. KELLER*                                   Trustee
-----------------------------
Stephen F. Keller

BARBARA A. KING*                                     Trustee
-----------------------------
Barbara A. King

J. THOMAS LEWIS*                                     Trustee
-----------------------------
J. Thomas Lewis

DANIEL F. McKEITHAN, JR.*                            Trustee
-----------------------------
Daniel F. McKeithan, Jr.

GUY A. OSBORN*                                       Trustee
-----------------------------
Guy A. Osborn

TIMOTHY D. PROCTOR*                                  Trustee
-----------------------------
Timothy D. Proctor

H. MASON SIZEMORE, JR.*                              Trustee
-----------------------------
H. Mason Sizemore, Jr.

HAROLD B. SMITH*                                     Trustee
-----------------------------
Harold B. Smith

SHERWOOD H. SMITH, JR.*                              Trustee
-----------------------------
Sherwood H. Smith, Jr.

PETER M. SOMMERHAUSER*                               Trustee
-----------------------------
Peter M. Sommerhauser

JOHN E. STEURI*                                      Trustee
-----------------------------
John E. Steuri

JOHN J. STOLLENWERK*                                 Trustee
-----------------------------
John J. Stollenwerk

BARRY L. WILLIAMS*                                   Trustee
-----------------------------
Barry L. Williams

KATHRYN D. WRISTON*                                  Trustee
-----------------------------
Kathryn D. Wriston

EDWARD J. ZORE                                       Trustee
-----------------------------
Edward J. Zore

Each of the above signatures is affixed as of March 23, 2000

*By   /s/ JAMES D. ERICSON
   ---------------------------------------
      James D. Ericson, Attorney in fact, pursuant to
      the Power of Attorney attached as exhibit 24.1
      hereto.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K



                                INDEX TO EXHIBITS

EXHIBIT          DESCRIPTION                                                                                        PAGE
-------          -----------                                                                                        ----
   3.1            Restated Articles of Incorporation of The Northwestern Mutual
                  Life Insurance Company. (This exhibit was filed in electronic format with Post-Effective Amendment No. 6 on Form N-4 for NML
                  Variable Annuity Account A, File No. 33-58476, CIK 0000790162,
                  dated November 13, 1995, and is incorporated herein by
                  reference.)

   3.2            Amended By-Laws of The Northwestern Mutual Life Insurance Company. (This
                  exhibit was filed in electronic format with the Registration Statement on Form S-6 for
                  Northwestern Mutual Variable Life Account, File No. 333-59103, CIK 0000742277,
                  dated July 15, 1998, and is incorporated herein by reference.)

   3.3            Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance
                  Company creating "Northwestern Mutual Variable Annuity Account A".  (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable
                  Annuity Account A, File No. 333-22455, CIK 0000790162, dated February 27, 1997, and is incorporated herein by reference.)

   3.4            Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance
                  Company creating Separate Account C............................................................... 69

   3.5            Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance
                  Company to use Separate Account C to facilitate the issuance and maintenance of the
                  Contracts and renaming the Account "NML Variable Annuity Account C"............................... 70

  10.1            Flexible Payment Variable Annuity Front Load Contract, RR.V.A. (032000) (sex neutral).
                  (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account  A, File No. 333-72913, CIK 0000790162,
                  dated January 27, 2000, and is incorporated herein by reference.)

  10.2            Flexible Payment Variable Annuity Back Load Contract, RR.V.A. (032000) (sex neutral).
                  (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account  A, File No. 333-72913, CIK 0000790162,
                  dated January 27, 2000, and is incorporated herein by reference.)

  10.3            Variable Annuity Front Load and Back Load Contract Payment
                  Rate Tables, RR.V.A.B (032000), included in Exhibits 10.1 and
                  10.2 above (sex distinct).

  10.4            Enhanced Death Benefit for Front Load and Back Load Contracts, VA. EDB. (032000),
                  included in Exhibits 10.1 and 10.2 above.

  10.5            Waiver of Withdrawal Charge for Back Load Contract, VA.WWC. (032000), included in Exhibit 10.2 above.

  10.6            Application forms for Front Load and Back Load Contracts, included in Exhibits 10.1 and 10.2 above.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                                    FORM 10-K


  10.7            Form of Participation Agreement Among Russell Insurance Funds, Russell Fund
                  Distributors, Inc. and The Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML
                  Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated
                  February 25, 1999, and is incorporated herein by reference.)

  10.8            Form of Administrative Service Fee Agreement between The
                  Northwestern Mutual Life Insurance Company and Frank Russell
                  Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity
                  Account A, File No. 333-72913, CIK 0000790162, dated February
                  25, 1999, and is incorporated herein by reference.)

  10.9            Distribution Contract. (This exhibit was filed in electronic format with the
                  Registration Statement on Form N-4 for NML Variable Annuity Account A,
                  File No. 333-22455, CIK 0000790162, dated February 27, 1997, and is incorporated herein by reference.)

  10.10 Group Combination Annuity Contract, NVP.1C.(0594), with amended application, including Contract amendment (sex neutral). (This exhibit was filed in electronic format with Post-Effective Amendment No. 19 on Form N-4 for NML Variable
                  Annuity Account C, File No. 2-89905-01, CIK 0000790163, dated
                  February 25, 1999, and is incorporated herein by reference.)

  10.11           Application Form for Group Combination Annuity Contract, included in Exhibit 10.10 above.

  21.1            Subsidiaries of The Northwestern Mutual Life Insurance Company.................................... 72

  24.1            Power of Attorney................................................................................. 74

  27.1            NML Variable Annuity Account A Financial Data Schedule............................................ 76

  27.2            NML Variable Annuity Account C Financial Data Schedule............................................ 77

  27.3            The Northwestern Mutual Life Insurance Company Financial Data Schedule............................ 78