Form 10-K405
period 2000-12-31
NORTHWESTERN MUTUAL LIFE INSURANCE CO; NML VARIABLE ANNUITY ACCOUNT A; NML VARIABLE ANNUITY ACCT C OF NORTHWESTERN MUT LIFE INS CO
filed 2001-03-30
CIK 73076, 790162, 790163

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                             -----------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

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

    Northwestern Mutual

    Founded in 1857, Northwestern Mutual is a mutual insurance company organized under the laws of the State of Wisconsin. Northwestern Mutual's products consist of a complete range of permanent and term life insurance, disability income insurance, long-term care insurance, mutual funds and annuities for personal, estate, retirement, business and benefits planning. Northwestern Mutual markets its insurance products and services in all 50 states of the United States and in the District of Columbia through an exclusive network of approximately 7,500 agents at December 31, 2000 associated with over 100 general agencies. At December 31, 2000, Northwestern Mutual had approximately 3,900 full- and part-time employees.

    Northwestern Mutual's three principal lines of business are: (i) life insurance, which provides a full range of individual life insurance products, including traditional whole life, CompLife, variable life and term policies to meet the needs of middle to upper income individuals, small business owners and professionals, estates and selected large corporations;
    (ii) disability income insurance, which provides a complete line of individual and group products, including individual non-cancelable, guaranteed renewable loss of earnings, buyout, key person, and short and long-term group coverages, marketed primarily to middle to upper income individuals, professionals, and small- to medium-sized businesses and their owners; and (iii) annuity and accumulation products, which provide individual variable, fixed and immediate annuities offered in conjunction with qualified pension plans, retirement plans for self employed individuals, individual retirement and personal non-tax qualified situations, group annuities and a family of retail mutual funds known as Mason Street Funds, marketed primarily to middle to upper income individuals, small business owners and professionals. A new business line for Northwestern Mutual, long-term care insurance, commenced in August 1998 with the introduction of its QuietCare product. For the years ended December 31, 2000, 1999, and 1998, Northwestern Mutual had total premiums, including annuity considerations and deposit funds, of $8.9 billion, $8.3 billion, and $8.0 billion, respectively, of which $7.3 billion, $6.8 billion, and $6.5 billion, respectively, was attributable to life insurance, $0.6 billion, $0.5 billion, and $0.5 billion, respectively, was attributable to disability income insurance and $1.0 billion, $1.0 billion, and $1.0 billion, respectively, was attributable to annuity and accumulation products.

    The life insurance industry is mature and highly competitive. Competitiveness in the life insurance business is affected by various factors including, but not limited to, product quality, financial strength and stability, claims-paying ratings, size and competence of agency force, range of product lines, customer service, and reputation. During 2000, there were approximately 1,500 life insurance companies in the United States and many of these companies offer individual life insurance and annuity products similar to those offered by Northwestern Mutual. In addition, Northwestern Mutual competes with banks, brokerage firms, investment advisers, mutual funds and other financial entities for investment and savings customers. In the individual and group disability markets, Northwestern Mutual competes with a limited number of major national and regional companies offering these specialized products. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell life insurance and annuity products, including Northwestern Mutual. Recent United States Supreme Court decisions have expanded the authority of national banks to sell life insurance products and annuities. In addition, legislation to overturn Depression-era restrictions on bank affiliations, the Gramm-Leach-Bliley Act (the "Act"), was signed into law on November 12, 1999, implementing fundamental changes in the regulation of the financial services industry in the U.S. Generally effective March 11, 2000, the Act eliminates certain barriers to and restrictions on affiliations between banks, securities firms and insurance companies that were previously contained in the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended. Under the Act, through the use of two new structures, financial holding companies and financial subsidiaries, qualifying bank holding companies and state and national banks will be allowed to provide a wide variety of financial services, including the authority to engage in certain insurance activities (e.g., the sale and, in the case of qualifying bank holding companies only, the underwriting of insurance and annuities). As a result of the Act, among other things, bank holding companies may acquire insurers and insurance holding companies may acquire banks. While it is too early to assess the effects of the Act on Northwestern Mutual, the Act may change the competitive and regulatory environment in which Northwestern Mutual and its subsidiaries conduct their businesses and may result in additional competition in one or more markets in which they sell their products and services.

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

    Robert W. Baird & Co. Incorporated ("Baird"), a subsidiary of Northwestern Mutual, is one of the nation's largest investment banking firms headquartered outside New York based on dollar volume of underwritings, amount of equity capital, and the number of financial advisors and branch offices. Baird, a member of the New York Stock Exchange, Inc., provides broker-dealer, asset management, equity research, investment banking, merchant banking and public finance services for individuals, corporations, municipalities and institutional investors.

    On January 1, 1999, Northwestern Mutual acquired all the outstanding common stock of Frank Russell Company ("Frank Russell"). Founded in 1936, Frank Russell is a leading investment management and consulting firm, providing investment advice, analytical tools and funds to institutional and individual investors in more than 30 countries. Through its subsidiaries, at December 31, 2000, Frank Russell managed approximately $66 billion in assets. Frank Russell is also well known for its family of market indices, including the Russell 2000, which provide complete sets of performance benchmarks for investors in Canada, Japan, the United Kingdom and the United States.

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

ITEM 2. PROPERTIES

    Account A and Account C own no physical properties. Northwestern Mutual owns and occupies all of the space in its home office complex in Milwaukee, Wisconsin. Northwestern Mutual is the lessee of nine leases covering its real estate regional offices in locations throughout the United States.

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

    During 2000, the following aggregate dollar amounts of such unregistered securities were sold to Corporate Plans, generating the aggregate commissions stated:

                   ACCOUNT A                              ACCOUNT C

       AMOUNT SOLD        COMMISSIONS      AMOUNT SOLD         COMMISSIONS
       ---------------    --------------   ----------------    --------------
       $38,241,379 (A)    $1,397,072 (B)   $105,609,072 (A)    $1,232,674 (B)

----------

(A)  Reflects premiums paid by Contract holders as well as dividend additions.

(B) Reflects an estimate of amounts paid to Northwestern Mutual financial representatives for sales to Corporate Plans based on a pro rata allocation of all Contract sales under the Account.

Accumulation units in Account A and Account C represent the interests of Contract owners. Purchase payments are applied to credit additional accumulation units based on the accumulation unit value next determined after each payment is received. Accumulation units are valued as of the close of business on the New York Stock Exchange on each business day.

ITEM 6.  SELECTED FINANCIAL DATA

    The following tables set forth selected historical financial data for Account A for the five years in the period ended December 31, 2000. The data should be read in conjunction with the financial statements and notes thereto of Account A contained in Item 8 of this Annual Report.

    Results of Operations for Account A for each of the five years ending December 31, follows:


                                                    2000           1999           1998           1997          1996
                                                    ----           ----           ----           ----          ----

Investment Income
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Small Cap Growth Stock Portfolio #.....  $     378,559   $    149,387             N/A            N/A          N/A
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Aggressive Growth Stock Portfolio......     13,411,284      2,871,237    $  3,294,065   $  5,046,819   $  2,456,762
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     International Equity Portfolio.........      3,228,510      6,194,164       2,854,899      1,627,765      1,820,972
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Index 400 Stock Portfolio #............        801,065         29,809             N/A            N/A            N/A
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Growth Stock Portfolio.................      1,855,431      1,225,768         460,727        769,950        379,453
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Growth and Income Stock Portfolio......      1,773,860      4,191,005         294,097      5,154,785      1,206,606
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Index 500 Stock Portfolio..............      6,161,699      3,676,359       4,267,429      3,229,605      1,906,168
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Balanced Portfolio.....................     24,058,096     34,011,393      19,089,250     13,244,993     14,325,426
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     High Yield Bond Portfolio..............        610,844        821,476         951,201      1,418,106        473,729
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Select Bond Portfolio..................      1,462,693      2,087,636       1,767,739      1,556,695        906,892
   Dividend Income from Northwestern
     Mutual Series Fund, Inc.
     Money Market Portfolio.................      1,609,111      1,410,026       1,254,017      1,203,410      1,024,534
   Dividend Income from Russell Insurance
     Funds Multi-Style Equity Fund #........        134,059         76,045             N/A            N/A            N/A
   Dividend Income from Russell Insurance
     Funds Aggressive Equity Fund #.........        261,068          4,518             N/A            N/A            N/A
   Dividend Income from Russell Insurance
     Funds Non-U.S. Fund #..................        226,127         37,184             N/A            N/A            N/A
   Dividend Income from Russell Insurance
     Funds Real Estate Securities Fund #....         42,652         12,094             N/A            N/A            N/A
   Dividend Income from Russell Insurance
     Funds Core Bond Fund #.................         50,161         21,682             N/A            N/A            N/A
                                              -------------   ------------    ------------   ------------   ------------
        Total Dividend Income...............     56,065,219     56,819,783      34,233,424     33,252,128     24,500,542
   Annuity Rate and Expense Guarantees......      8,884,413      8,723,746       8,068,866      7,048,888      5,783,739
                                              -------------   ------------    ------------   ------------   ------------
   Net Investment Income....................  $  47,180,806   $ 48,096,037    $ 26,164,558   $ 26,203,240   $ 18,716,803
                                              =============   ============    ============   ============   ============
Realized and Unrealized Gain on Investments
   Realized Gain on Investments.............  $  56,764,374   $ 51,300,014    $ 37,627,804    $23,135,675    $13,967,988
   Unrealized Appreciation/(Depreciation) of
   Investments During the Year..............   (120,838,136)     9,271,096      36,249,405     56,364,111     33,051,905
                                              -------------   ------------    ------------   ------------   ------------
     Net Gain/(Loss) on Investments.........    (64,072,762)    60,571,110      73,877,209     79,499,786     47,019,893
Increase/(Decrease) in Equity Derived from
Investment Activity.........................  $ (16,891,956)  $108,667,147    $100,041,767   $105,703,026   $ 65,736,696
                                              =============   ============    ============   ============   ============


--------------------
# Became an investment option under the Contracts effective April 30, 1999.

  Changes in Equity for Account A for each of the five years ending December 31, follows:



                                        2000           1999           1998           1997           1996
                                        ----           ----           ----           ----           ----

From Investment Activities
  Net Investment Income........     $  47,180,806  $  48,096,037  $  26,164,558  $  26,203,240  $  18,716,803
  Net Realized Gain on
    Investments................        56,764,374     51,300,014     37,627,804     23,135,675     13,967,988
  Net Change in Unrealized
   Appreciation/(Depreciation)
   of Investments..............      (120,838,136)     9,271,096     36,249,405     56,364,111     33,051,905
                                    -------------- -------------  -------------  -------------  -------------
Increase/(Decrease) in Equity
  Derived From Investment
  Activities...................       (16,892,956)   108,667,147    100,041,767    105,703,026     65,736,696
                                    -------------- -------------  -------------  -------------  -------------
From Equity Transactions
   Contract Owners' Net
   Payments....................        54,157,406     55,484,960     62,320,941     61,964,558     65,169,358
   Surrenders and Other (Net)..      (124,114,709)  (105,581,191)   (85,123,298)   (66,793,535)   (53,207,441)
                                    -------------  -------------  -------------  -------------  -------------
Increase (Decrease) in Equity
   Derived from Equity
   Transactions................       (69,957,303)   (50,096,231)   (22,802,357)    (4,828,977)    11,961,917
                                    -------------  -------------  -------------  -------------  -------------
Net Increase/(Decrease) in
   Equity......................       (86,850,259)    58,570,916     77,239,410    100,874,049     77,698,613
Equity, Beginning of Year......       784,204,415    725,633,499    648,394,089    547,520,040    469,821,427
                                    -------------  -------------  -------------  -------------  -------------
Equity, End of Year............     $ 697,354,156  $ 784,204,415  $ 725,633,499  $ 648,394,089  $ 547,520,040
                                    =============  =============  =============  =============  =============

    Total Assets of Account A at December 31, follows:



                                               2000          1999            1998          1997          1996
                                               ----          ----            ----          ----          ----

Assets
Investments at Market Value:
  Northwestern Mutual Series Fund, Inc.
    Small Cap Growth Stock Portfolio #...   $ 16,292,789   $  4,846,983            N/A            N/A            N/A
  Northwestern Mutual Series Fund, Inc.
    Aggressive Growth Stock Portfolio....    106,815,024    104,344,155   $ 87,973,307   $ 89,428,723   $ 78,087,972
  Northwestern Mutual Series Fund, Inc.
    International Equity Portfolio.......     40,332,888     45,439,022     44,994,454     50,148,435     41,497,787
  Northwestern Mutual Series Fund, Inc.
    Index 400 Growth Stock Portfolio #...      7,162,165      2,204,952            N/A            N/A            N/A
  Northwestern Mutual Series Fund, Inc.
    Growth Stock Portfolio ..............     38,036,808     39,031,078     26,774,398     17,260,514      9,523,179
  Northwestern Mutual Series Fund, Inc.
    Growth and Income Stock Portfolio....     26,081,332     35,735,343     36,439,779     23,575,574     13,199,558
  Northwestern Mutual Series Fund, Inc.
    Index 500 Stock Portfolio ...........    133,526,095    169,861,157    143,375,448    111,140,823     80,917,025
  Northwestern Mutual Series Fund, Inc.
    Balanced Portfolio ..................    266,410,798    319,677,680    325,287,406    302,749,909    270,745,111
  Northwestern Mutual Series Fund, Inc.
    High Yield Bond Portfolio ...........      5,135,248      6,939,731      9,287,355      8,743,385      4,907,490
  Northwestern Mutual Series Fund, Inc.
    Select Bond Portfolio ...............     20,275,069     22,161,495     25,969,869     25,252,973     26,648,961
  Northwestern Mutual Series Fund, Inc.
    Money Market Portfolio ..............     25,479,644     28,975,194     26,910,774     21,586,115     23,380,205
  Russell Insurance Funds
    Multi-Style Equity Fund # ...........      4,097,132      2,500,013            N/A            N/A            N/A
  Russell Insurance Funds
    Aggressive Equity Fund # ............      2,497,479      1,142,441            N/A            N/A            N/A
  Russell Insurance Funds
    Non-U.S. Fund # .....................      3,244,356      1,383,194            N/A            N/A            N/A
  Russell Insurance Funds
    Real Estate Securities Fund # .......      1,328,065        331,977            N/A            N/A            N/A
  Russell Insurance Funds
    Core Bond Fund # ....................      1,184,206        692,598            N/A            N/A            N/A
Due from Northwestern Mutual ............              0      1,011,681         22,305        322,747        123,152
Due from Sale of Fund Shares ............        665,277      1,329,077      1,407,778      1,555,441        387,086
                                            ------------   ------------   ------------   ------------   ------------
    Total Assets ........................   $698,564,375   $787,607,771   $728,442,873   $651,764,639   $549,417,526
                                            ============   ============   ============   ============   ============


------------
# Became an investment option under the Contracts effective April 30, 1999.

     The following tables set forth selected historical financial data for Account C for the five years in the period ended December 31, 2000. The data should be read in conjunction with the financial statements and notes thereto of Account C contained in Item 8 of this Annual Report.



                                                      2000            1999            1998         1997         1996
                                                      ----            ----            ----         ----         ----

Investment Income
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Small Cap Growth Stock Portfolio #...........  $    98,481  $       30,993            N/A          N/A           N/A
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Aggressive Growth Stock Portfolio............   20,221,355       3,671,476    $ 4,152,153  $ 6,049,655  $  2,574,462
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    International Equity Portfolio...............    5,035,928       8,183,887      3,732,935    1,945,549     1,805,160
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Index 400 Stock Portfolio #..................    1,180,048           6,302            N/A          N/A           N/A
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Growth Stock Portfolio.......................    2,101,099       1,222,775        447,543      712,380       366,920
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Growth and Income Stock Portfolio............    2,123,394       4,566,474        343,472    5,940,640     1,146,200
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Index 500 Stock Portfolio....................    8,370,128       4,674,819      5,270,794    3,755,769     2,082,261
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Balanced Portfolio...........................   12,908,496      18,031,473      9,908,961    6,460,653     7,534,370
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    High Yield Bond Portfolio....................      557,885         758,789        883,190    1,028,027       309,003
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Select Bond Portfolio........................    1,093,125       1,570,275      1,357,040    1,057,558       566,451
  Dividend Income from Northwestern
    Mutual Series Fund, Inc.
    Money Market Portfolio.......................      971,120       1,015,173        899,183      738,932       609,543
  Dividend Income from Russell Insurance Funds
    Multi-Style Equity Fund #....................       79,426          48,375            N/A          N/A           N/A
  Dividend Income from Russell Insurance Funds
    Aggressive Equity Fund #.....................       73,694           1,284            N/A          N/A           N/A
  Dividend Income from Russell Insurance Funds
    Non-U.S. Fund #..............................       60,941          13,306            N/A          N/A           N/A
  Dividend Income from Russell Insurance Funds
    Real Estate Securities Fund #................       51,452           4,030            N/A          N/A           N/A
  Dividend Income from Russell Insurance Funds
    Core Bond Fund #.............................       22,243          15,069            N/A          N/A           N/A
                                                   -----------    ------------    -----------  -----------  ------------
      Total Dividend Income......................   54,948,815      43,814,500     26,995,271   27,689,163    16,994,370
  Annuity Rate and Expense Guarantees............    2,896,681       3,445,294      3,154,686    2,501,975     1,738,625
                                                   -----------    ------------    -----------  -----------  ------------
  Net Investment Income..........................  $52,052,134    $ 40,369,206    $23,840,585  $25,187,188  $ 15,255,745
                                                   ===========    ============    ===========  ===========  ============
Realized and Unrealized Gain on Investments
 Realized Gain on Investments....................  $54,861,323    $ 41,105,768    $29,250,486  $18,686,284  $  8,855,390
 Unrealized Appreciation/(Depreciation) of
 Investments During the Year..................... (121,850,155)     36,856,549     37,105,560   44,241,434    29,832,124
                                                  ------------   -------------    -----------  -----------  ------------
    Net Gain/(Loss) on Investments...............  (66,988,832)     77,962,317     66,356,046   62,927,718    38,687,514
Increase/(Decrease) in Equity Derived
from Investment Activity......................... $(14,936,698)   $118,331,523    $90,196,631  $88,114,906  $ 53,943,259
                                                  ============   =============    ===========  ===========  ============


------------------
    # Became an investment option under the Contracts effective April 30, 1999.

    Changes in Equity for Account C for each of the five years ending December 31, follows:


                                             2000             1999            1998              1997            1996
                                             ----             ----            ----              ----            ----
From Investment Activities
  Net Investment Income .............   $  52,052,134    $  40,369,206    $  23,840,585    $  25,187,188    $  15,255,745
  Net Realized Gain on Investments ..      54,861,323       41,105,768       29,250,486       18,686,284        8,855,390
  Net Change in Unrealized
    Appreciation/ (Depreciation)
    of Investments...................    (121,850,155)      36,856,549       37,105,561       44,241,434       29,832,124
                                        -------------    -------------    -------------    -------------    -------------

Increase/(Decrease) in Equity Derived
  From Investment Activities ........     (14,936,698)     118,331,523       90,196,632       88,114,906       53,943,259
                                        -------------    -------------    -------------    -------------    -------------
From Equity Transactions
  Contract Owners' Net Payments .....     103,967,430       74,901,848       93,658,882       91,195,224       89,650,916
  Surrenders and Other (Net) ........    (136,912,453)    (117,603,594)     (86,757,540)     (57,974,180)     (34,747,640)
                                        -------------    -------------    -------------    -------------    -------------
Increase/(Decrease) in Equity Derived
  From Equity Transactions ..........     (32,945,023)     (42,701,746)       6,901,342       33,221,044       54,903,276
                                        -------------    -------------    -------------    -------------    -------------
Net Increase in Equity ..............     (47,881,721)      75,629,777       97,097,974      121,335,950      108,846,535
Equity, Beginning of Year ...........     720,716,274      645,086,497      547,988,523      426,652,573      317,806,038
                                        -------------    -------------    -------------    -------------    -------------
Equity, End of Year .................   $ 672,834,553    $ 720,716,274    $ 645,086,497    $ 547,988,523    $ 426,652,573
                                        =============    =============    =============    =============    =============
                                                                                                            .............

Total Assets of Account C at December 31, follows:

                                                2000           1999          1998           1997           1996
                                                ----           ----          ----           ----           ----

Assets
Investments at Market Value:
  Northwestern Mutual Series Fund, Inc.
    Small Cap Growth Stock Portfolio #....  $ 20,037,824   $    949,166            N/A            N/A            N/A
  Northwestern Mutual Series Fund, Inc.
    Aggressive Growth Stock Portfolio.....   157,369,180    139,738,783  $ 112,355,230   $111,586,520   $ 95,276,983
  Northwestern Mutual Series Fund, Inc.
    International Equity Portfolio........    65,489,046     64,556,193     59,264,930     63,877,146     49,461,520
  Northwestern Mutual Series Fund, Inc.
    Index 400 Stock Portfolio #...........    11,398,931        473,356            N/A            N/A            N/A
  Northwestern Mutual Series Fund, Inc.
    Growth Stock Portfolio................    42,696,219     39,775,147     27,819,393     15,850,257      9,734,427
  Northwestern Mutual Series Fund, Inc.
    Growth and Income Stock Portfolio.....    29,723,056     41,105,386     40,353,938     27,484,626     13,034,961
  Northwestern Mutual Series Fund, Inc.
    Index 500 Stock Portfolio.............   173,397,772    220,074,926    183,326,114    133,927,705     93,249,123
  Northwestern Mutual Series Fund, Inc.
    Balanced Portfolio....................   136,008,639    167,443,550    172,971,811    153,733,599    131,324,909
  Northwestern Mutual Series Fund, Inc.
    High Yield Bond Portfolio.............     4,239,363      6,380,157      8,611,383      6,568,438      2,983,258
  Northwestern  Mutual Series Fund, Inc.
    Select Bond Portfolio.................    14,027,394     17,537,190     20,754,940     18,059,926     17,803,016
  Northwestern Mutual Series Fund, Inc.
    Money Market Portfolio................    12,101,600     19,341,129     19,628,758     16,900,306     13,784,374
  Russell Insurance Funds
    Multi-Style Equity Fund #............      1,745,513      1,705,658            N/A            N/A            N/A
  Russell Insurance Funds
    Aggressive Equity Fund #.............        642,689        351,582            N/A            N/A            N/A
  Russell Insurance Funds
    Non-U.S. Fund #......................        817,929        565,156            N/A            N/A            N/A
  Russell Insurance Funds
    Real Estate Securities Fund #........      2,653,592        102,204            N/A            N/A            N/A
  Russell Insurance Funds
    Core Bond Fund #.....................        485,806        384,069            N/A            N/A            N/A
Due from Northwestern Mutual.............         15,630        395,300        355,553        196,511      1,662,368
Due from Sale of Fund Shares.............        195,486        798,688        495,042      2,927,350         52,909
Due from Participants....................              0        232,622              0              0              0
                                            ------------   ------------  -------------   ------------   ------------
    Total Assets.........................   $673,045,669   $721,910,262  $ 645,937,092   $551,112,384   $428,367,848
                                            ============   ============  =============   ============   ============


--------------------
 # Became an investment option under the Contracts effective April 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Liquidity

    The assets of Account A and Account C are invested solely in shares of Northwestern Mutual Series Fund, Inc. ("Series Fund") and the Russell Insurance Funds ("Russell Funds," and collectively with the Series Fund, the "Funds"). The Series Fund consists of the Small Cap Growth Stock Portfolio, Aggressive Growth Stock Portfolio, International Equity Portfolio, Index 400 Stock Portfolio, Growth Stock Portfolio, Growth and Income Stock Portfolio, Index 500 Stock Portfolio, Balanced Portfolio, High Yield Bond Portfolio, Select Bond Portfolio and the Money Market Portfolio. The Russell Funds consist of the Multi-Style Equity Fund, Aggressive Equity Fund, Non-U.S. Fund, Real Estate Securities Fund and Core Bond Fund. The Funds are open-end investment companies registered under the Investment Company Act of 1940. In order to pay annuity benefits and expenses, the Accounts redeem shares in the Funds.

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

    Results of Operations

    Accumulation units in Account A and Account C represent the interests of Contract owners. The value of an accumulation unit in each division varies with the investment experience of the division, which in turn is determined by the investment experience of the corresponding portfolio or fund. Set forth below for each of Account A and Account C are accumulation unit values at December 31, 2000, 1999, and 1998 for each division, and the percentage change in such values from year to year.


                                    ACCOUNT A

Accumulation Unit Values
Contracts Issued Prior to December 17, 1981:



          DIVISION                      12/31/00    % CHANGE      12/31/99    % CHANGE      12/31/98*
         ----------                   -----------   --------    -----------   --------    ------------
Small Cap Growth Stock #...........   $  1.961375    5.92%      $  1.851783     85.18%    $  1.000000
Aggressive Growth Stock............      5.963354     5.39         5.658407     42.71        3.964849
International Equity...............      2.339241    -1.53         2.375600     21.98        1.947470
Index 400 Stock #..................      1.306094    16.34         1.122676     12.27        1.000000
Growth Stock.......................      2.999890    -3.21         3.099518     21.58        2.549324
Growth and Income Stock............      2.401649    -7.66         2.600855      6.68        2.437983
Index 500 Stock....................      4.567635    -9.43         5.043329     20.01        4.202480
Balanced...........................      8.062822    -0.91         8.136959     10.37        7.372322
High Yield Bond....................      1.480422    -5.30         1.563339     -1.20        1.582307
Select Bond........................      8.294952     9.39         7.582833     -1.76        7.718724
Money Market.......................      2.912624     5.50         2.760791      4.32        2.646458
Russell Multi-Style Equity #.......      0.932346    -12.91        1.070614      7.06        1.000000
Russell Aggressive Equity #........      1.088117    -1.40         1.103591     10.36        1.000000
Russell Non-U.S. #.................      1.059216    -15.07        1.247160     24.72        1.000000
Russell Real Estate Securities #...      1.165389    26.29         0.922768     -7.72        1.000000
Russell Core Bond #................      1.077032     9.18         0.986452     -1.35        1.000000



--------------------
 # Became an investment option under the Contracts effective April 30, 1999.
 * Includes accumulation unit values at inception date in 1999 for portfolios becoming effective after December 31, 1998.

Accumulation Unit Values
Contracts Issued After December 16, 1981 and Prior to March 31, 1995:



          DIVISION                  12/31/00     % CHANGE     12/31/99      % OF CHANGE    12/31/98*
         ----------                -----------   --------    -----------    -----------   -----------
Small Cap Growth Stock #.......... $  1.945087     5.39%     $  1.845580     84.56%       $  1.000000
Aggressive Growth Stock...........    5.671037     4.86         5.407959     42.00           3.808330
International Equity..............    2.251266    -2.02         2.297694     21.38           1.893030
Index 400 Stock #.................    1.295242    15.76         1.118909     11.89           1.000000
Growth Stock......................    2.901600    -3.70         3.012947     20.98           2.490522
Growth and Income Stock...........    2.322995    -8.12         2.528256      6.15           2.381813
Index 500 Stock...................    4.343830    -9.88         4.820195     19.41           4.036666
Balanced..........................    7.332002    -1.40         7.436406      9.82           6.771353
High Yield Bond...................    1.431888    -5.78         1.519653     -1.69           1.545816
Select Bond.......................    7.541503     8.85         6.928532     -2.25           7.088069
Money Market......................    2.648821     4.97         2.523294      3.80           2.430915
Russell Multi-Style Equity #......    0.924598   -13.35         1.067018      6.70           1.000000
Russell Aggressive Equity #.......    1.079072    -1.89         1.099895      9.99           1.000000
Russell Non-U.S. #................    1.050412   -15.49         1.242993     24.30           1.000000
Russell Real Estate Securities #..    1.155691    25.66         0.919674     -8.03           1.000000
Russell Core Bond #...............    1.068073     8.64         0.983142     -1.69           1.000000

--------------------
# Became an investment option under the Contracts effective April 30, 1999.
* Includes accumulation unit values at inception date in 1999 for portfolios becoming effective after December 31, 1998.

Accumulation Unit Values
Contracts Issued On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version:


          DIVISION                    12/31/00     % CHANGE     12/31/99      % OF CHANGE    12/31/98*
         ----------                -------------   --------    -----------    -----------   -----------
Small Cap Growth Stock #..........   $  1.972747     6.29%     $  1.856086     85.61%       $  1.000000
Aggressive Growth Stock...........      2.815081     5.75         2.661899     43.21           1.858751
International Equity..............      1.940943    -1.19         1.964300     22.41           1.604722
Index 400 Stock #.................      1.313674    16.74         1.125296     12.53           1.000000
Growth Stock......................      2.814641    -2.88         2.898070     22.00           2.375383
Growth and Income Stock...........      2.252648    -7.34         2.431081      7.05           2.270962
Index 500 Stock...................      2.842665    -9.12         3.127888     20.43           2.597374
Balanced..........................      2.105871    -0.57         2.117903     10.75           1.912247
High Yield Bond...................      1.409248    -4.98         1.483036     -0.86           1.495835
Select Bond.......................      1.461268     9.77         1.331215     -1.42           1.350384
Money Market......................      1.333271     5.86         1.259407      4.68           1.203067
Russell Multi-Style Equity #......      0.937760   -12.61         1.073107      7.31           1.000000
Russell Aggressive Equity #.......      1.094433    -1.06         1.106159     10.62           1.000000
Russell Non-U.S. #................      1.065355   -14.78         1.250059     25.01           1.000000
Russell Real Estate Securities #..      1.172137    26.73         0.924920     -7.51           1.000000
Russell Core Bond #...............      1.083276     9.56         0.988747     -1.13           1.000000

--------------------
# Became an investment option under the Contracts effective April 30, 1999.
* Includes accumulation unit values at inception date in 1999 for portfolios becoming effective after December 31, 1998.



Accumulation Unit Values
Contracts Issued On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version:


          DIVISION               12/31/00     % CHANGE     12/31/99      % OF CHANGE    12/31/98*
         ----------             -----------   --------    -----------    -----------   -----------
Small Cap Growth Stock #....    $  1.945087     5.39%     $  1.845580     84.56%       $  1.000000
Aggressive Growth Stock.....       5.671037     4.86         5.407959     42.00           3.808330
International Equity........       2.251266    -2.02         2.297694     21.38           1.893030
Index 400 Stock #...........       1.295242    15.76         1.118909     11.89           1.000000
Growth Stock................       2.901600    -3.70         3.012947     20.98           2.490522
Growth and Income Stock.....       2.322995    -8.12         2.528256      6.15           2.381813
Index 500 Stock.............       4.343830    -9.88         4.820195     19.41           4.036666
Balanced....................       7.332002    -1.40         7.436406      9.82           6.771353



High Yield Bond...................    1.431888    -5.78         1.519653     -1.69           1.545816
Select Bond.......................    7.541503     8.85         6.928532     -2.25           7.088069
Money Market......................    2.648821     4.97         2.523294      3.80           2.430915
Russell Multi-Style Equity #......    0.924598    -13.35        1.067018      6.70           1.000000
Russell Aggressive Equity #.......    1.079072    -1.89         1.099895      9.99           1.000000
Russell Non-U.S. #................    1.050412    -15.49        1.242993     24.30           1.000000
Russell Real Estate Securities #..    1.155691    25.66         0.919674     -8.03           1.000000
Russell Core Bond #...............    1.068073     8.64         0.983142     -1.69           1.000000


# Became an investment option under the Contracts effective April 30, 1999.
* Includes accumulation unit values at inception date in 1999 for portfolios becoming effective after December 31, 1998.


Accumulation Unit Values
Contracts Issued On or After March 31, 2000 - Front Load Version:




          DIVISION                12/31/00     % CHANGE      3/31/00
         ----------              ----------    --------    -----------
Small Cap Growth Stock ......... $ 0.904342         -9.57%  $1.000000
Aggressive Growth Stock.........   0.901909         -9.81    1.000000
International Equity............   0.995643         -0.44    1.000000
Index 400 Stock ................   1.035589          3.56    1.000000
Growth Stock....................   0.916924         -8.31    1.000000
Growth and Income Stock.........   0.887072        -11.29    1.000000
Index 500 Stock.................   0.888477        -11.15    1.000000
Balanced........................   0.973123         -2.69    1.000000
High Yield Bond.................   0.963375         -3.66    1.000000
Select Bond.....................   1.078901          7.89    1.000000
Money Market....................   1.044325          4.43    1.000000
Russell Multi-Style Equity......   0.880119        -11.99    1.000000
Russell Aggressive Equity.......   0.930436         -6.96    1.000000
Russell Non-U.S. ...............   0.850723        -14.93    1.000000
Russell Real Estate Securities..   1.240862         24.09    1.000000
Russell Core Bond ..............   1.074705          7.47    1.000000


Accumulation Unit Values
Contracts Issued On or After March 31, 2000 - Back Load Version:



          DIVISION                12/31/00      % CHANGE     3/31/00
         ----------              -----------   ----------   ---------
Small Cap Growth Stock ......... $ 1.945087        94.51%   $1.000000
Aggressive Growth Stock.........   5.671037       467.10%    1.000000
International Equity............   2.251266       125.13%    1.000000
Index 400 Stock ................   1.295242        29.52%    1.000000
Growth Stock....................   2.901600       190.16%    1.000000
Growth and Income Stock.........   2.322995       132.30%    1.000000
Index 500 Stock.................   4.343830       334.38%    1.000000
Balanced........................   7.332002       633.20%    1.000000
High Yield Bond.................   1.431888        43.19%    1.000000
Select Bond.....................   7.541503       654.15%    1.000000
Money Market....................   2.648821       164.88%    1.000000
Russell Multi-Style Equity......   0.924598        -7.54%    1.000000
Russell Aggressive Equity.......   1.079072         7.91%    1.000000
Russell Non-U.S.................   1.050412         5.04%    1.000000
Russell Real Estate Securities..   1.155691        15.57%    1.000000
Russell Core Bond ..............   1.068073         6.81%    1.000000



TOTAL EQUITY:


   12/31/00          12/31/99         12/31/98
   --------          --------         --------
 $697,354,156      $784,204,415     $725,633,499


    The changes in Total Equity are largely derived from investment activities within the Account: A $16,892,956 decrease for the year ended December 31, 2000, a $108,667,147 increase for the year ended December 31, 1999, and a $100,041,767 increase for the year ended December 31, 1998. Net contributions (surrenders) from Contract owners amounted to ($69,957,303) for the year ended December 31, 2000, ($50,096,231) for the year ended December 31, 1999, and ($22,802,357) for the year ended December 31, 1998.

                                    ACCOUNT C

Accumulation Unit Values
Contracts Issued Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991:



          DIVISION                   12/31/00     % CHANGE       12/31/99     % OF CHANGE     12/31/98*
          --------                 ------------   --------     -----------     ----------   ------------
Small Cap Growth Stock #.......... $  19.859931     6.71%      $ 18.610781     86.11%       $  10.000000
Aggressive Growth Stock...........    60.845203     6.18         57.304251     43.78           39.854126
International Equity..............     2.477334    -0.79          2.497127     22.90            2.031842
Index 400 Stock #.................    13.224995    17.21         11.283278     12.83           10.000000
Growth Stock......................    31.531943    -2.49         32.336967     22.49           26.398692
Growth and Income Stock...........    25.243989    -6.97         27.134671      7.48           25.245888
Index 500 Stock...................    51.325633    -8.75         56.249780     20.91           46.522428
Balanced..........................    94.345469    -0.17         94.505378     11.20           84.986573
High Yield Bond...................    15.560950    -4.59         16.310402     -0.46           16.385350
Select Bond.......................    98.036463    10.21         88.954059     -1.02           89.873176
Money Market......................    32.311690     6.29         30.399653      5.10           28.923541
Russell Multi-Style Equity #......     9.440627   -12.26         10.760032      7.60           10.000000
Russell Aggressive Equity #.......    11.017913    -0.66         11.091435     10.91           10.000000
Russell Non-U.S. #................    10.725190   -14.43         12.534266     25.34           10.000000
Russell Real Estate Securities #..    11.800164    27.24          9.274172     -7.26           10.000000
Russell Core Bond #...............    10.905549    10.00          9.914196     -0.86           10.000000

--------------------
#  Became an investment option under the Contracts effective April 30, 1999.
* Includes accumulation unit values at inception date in 1999 for portfolios becoming effective after December 31, 1998.

Accumulation Unit Values
Contracts Issued After December 16, 1981 and Prior to May 1, 1984:


          DIVISION                  12/31/00     % CHANGE      12/31/99      % OF CHANGE     12/31/98*
          --------                 ------------   --------    ------------    -----------   ------------
Small Cap Growth Stock #.......... $  19.695066     6.18      $  18.548596     85.49%       $  10.000000
Aggressive Growth Stock...........    57.897540     5.65         54.800923     43.07           38.303948
International Equity..............     2.384172    -1.29          2.415234     22.29            1.975051
Index 400 Stock #.................    13.115131    16.63         11.245478     12.45           10.000000
Growth Stock......................    30.498976    -2.97         31.433960     21.88           25.790044
Growth and Income Stock...........    24.416867    -7.43         26.376796      6.95           24.663747
Index 500 Stock...................    48.834231    -9.21         53.786850     20.31           44.708227
Balanced..........................    85.820221    -0.67         86.395292     10.65           78.082648
High Yield Bond...................    15.050970    -5.07         15.854730     -0.95           16.007423
Select Bond.......................    89.133511     9.66         81.280078     -1.52           82.531570
Money Market......................    29.426661     5.76         27.823703      4.58           26.605346
Russell Multi-Style Equity #......     9.362193   -12.70         10.723983      7.24           10.000000
Russell Aggressive Equity #.......    10.926333    -1.16         11.054275     10.54           10.000000
Russell Non-U.S. #................    10.636093   -14.86         12.492336     24.92           10.000000
Russell Real Estate Securities #..    11.702144    26.60          9.243071     -7.57           10.000000
Russell Core Bond #...............    10.814951     9.45          9.880973     -1.19           10.000000



--------------------
#  Became an investment option under the Contracts effective April 30, 1999.
* Includes accumulation unit values at inception date in 1999 for portfolios becoming effective after December 31, 1998.

Accumulation Unit Values
Contracts Issued After December 31, 1991 - Front Load Version:


          DIVISION                 12/31/00    % CHANGE       12/31/99      % OF CHANGE    12/31/98*
          --------               -----------   --------     -----------     -----------   -----------
Small Cap Growth Stock #......   $  1.964602     6.02%      $  1.853001       85.30%      $  1.000000
Aggressive Growth Stock.......      3.785207     5.49          3.588119       42.85          2.511728
International Equity..........      2.357007    -1.43          2.391284       22.10          1.958397
Index 400 Stock #.............      1.308249    16.45          1.123423       12.34          1.000000
Growth Stock..................      3.019678    -3.12          3.116901       21.70          2.561090
Growth and Income Stock.......      2.417488    -7.57          2.615436        6.79          2.449237
Index 500 Stock...............      3.570426    -9.34          3.938401       20.13          3.278539
Balanced......................      2.499718    -0.81          2.520233       10.48          2.281157
High Yield Bond...............      1.490196    -5.21          1.572112       -1.10          1.589625
Select Bond...................      1.706832     9.50          1.558775       -1.66          1.585144
Money Market..................      1.442872     5.60          1.366307        4.42          1.308441
Russell Multi-Style Equity #..      0.933887   -12.83          1.071323        7.13          1.000000
Russell Aggressive Equity #...      1.089907    -1.30          1.104316       10.43          1.000000
Russell Non-U.S. #............      1.060950   -14.99          1.247967       24.80          1.000000
Russell Real Estate
Securities #..................      1.167301    26.42          0.923380       -7.66          1.000000
Russell Core Bond #...........      1.078791     9.29          0.987105       -1.29          1.000000

--------------------
#  Became an investment option under the Contracts effective April 30, 1999.
* Includes accumulation unit values at inception date in 1999 for portfolios becoming effective after December 31, 1998.

Accumulation Unit Values
Contracts Issued After December 31, 1991 - Simplified Load Version:



          DIVISION                 12/31/00    % CHANGE       12/31/99      % OF CHANGE    12/31/98*
          --------               -----------   --------     -----------     -----------   -----------
Small Cap Growth Stock #......   $  1.945087     5.39%      $  1.845580       84.56%      $  1.000000
Aggressive Growth Stock.......      5.691856     4.86          5.427804       42.00          3.822308
International Equity..........      2.251266    -2.02          2.297694       21.38          1.893030
Index 400 Stock #.............      1.295242    15.76          1.118909       11.89          1.000000
Growth Stock..................      2.901600    -3.70          3.012947       20.98          2.490522
Growth and Income Stock.......      2.322995    -8.12          2.528256        6.15          2.381813
Index 500 Stock...............      4.432423    -9.88          4.918509       19.41          4.119000
Balanced......................      7.368231    -1.40          7.473141        9.82          6.804809
High Yield Bond...............      1.431888    -5.78          1.519653       -1.69          1.545816
Select Bond...................      7.615016     8.85          6.996057       -2.25          7.157135
Money Market..................      2.654580     4.98          2.528768        3.80          2.436196
Russell Multi-Style Equity #..      0.924598   -13.35          1.067018        6.70          1.000000
Russell Aggressive Equity #...      1.079072    -1.89          1.099895        9.99          1.000000
Russell Non-U.S. #............      1.050412   -15.49          1.242993       24.30          1.000000
Russell Real Estate                 1.155691    25.66          0.919674       -8.03          1.000000
Securities #..................
Russell Core Bond #...........      1.068073     8.64          0.983142       -1.69          1.000000

--------------------
#  Became an investment option under the Contracts effective April 30, 1999.
* Includes accumulation unit values at inception date in 1999 for portfolios becoming effective after December 31, 1998.




         TOTAL EQUITY:        12/31/00          12/31/99           12/31/98
                              --------          --------           --------
                            $672,834,553       $720,716,274      $645,086,497


    The changes in Total Equity are largely derived from investment activities within the Account: A $14,936,698 decrease for the year ended December 31, 2000, a $118,331,523 increase for the year ended December 31, 1999, and an $90,196,632 increase for the year ended December 31, 1998. Net contributions (surrenders) from Contract owners amounted to ($32,945,023) for the year ended December 31, 2000, ($42,701,746) for the year ended December 31, 1999, and $6,901,342 for the year ended December 31, 1998.

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

    Derivative Financial Instruments

    In the normal course of business, the Series Fund and the Russell Funds enter into transactions to reduce their exposure to fluctuations in interest rates, foreign currency exchange rates and market volatility. These hedging strategies include the use of forwards, futures, and written options.

    The Series Fund and Russell Funds held the following positions for hedging purposes at December 31, 2000 and 1999:



                                                          SERIES FUND
                                                          -----------

                                                                        UNREALIZED APPRECIATION
  DERIVATIVE FINANCIAL INSTRUMENT         NOTIONAL VALUE                    (DEPRECIATION)            RISKS REDUCED
  -------------------------------         --------------                    --------------            -------------
                                    DECEMBER 31,     DECEMBER 31,    DECEMBER 31,        DECEMBER 31,
                                       2000              1999           2000                1999
                                       ----              ----           ----                ----
                                           (IN THOUSANDS)                     (IN THOUSANDS)
Stock Future Contracts              $ 455,971         $ 289,268      $ 1,664              $11,332     Stock market price fluctuation
Bond Future Contracts                   7,237            16,416          (56)                 (25)    Bond market price fluctuation



                                                         RUSSELL FUNDS
                                                         -------------

                                                                         UNREALIZED APPRECIATION
  DERIVATIVE FINANCIAL INSTRUMENT         NOTIONAL VALUE                     (DEPRECIATION)           RISKS REDUCED
  -------------------------------         --------------                     --------------           -------------
                                    DECEMBER 31,     DECEMBER 31,    DECEMBER 31,        DECEMBER 31,
                                       2000             1999            2000                1999
                                       ----             ----            ----                ----
                                           (IN THOUSANDS)                     (IN THOUSANDS)
Stock Future Contracts              $30,801           $49,706        $ (346)               $2,592     Stock market price fluctuation
Bond Future Contracts                 7,960             3,068          (130)                  (10)    Bond market price fluctuation
Foreign Currency Forward Contracts   12,615            22,740           379                    10     Currency exposure on foreign-
                                                                                                      denominated investments
Foreign Currency Spot Contracts      10,346                --             2                    --     Currency exposure on foreign
                                                                                                      denominated investments
Written Options                       2,109                --             6                    --     Bond market price fluctuation


     The notional or contractual amounts of derivative financial instruments are used to denominate these types of transactions and do not represent the amounts exchanged between the parties. Stock and bond futures, foreign currency forwards and spot contracts, and written options are reported at fair value on a daily basis. Resulting gains and losses on these contracts are unrealized until expiration of the contract. All of the stock and bond futures, foreign currency forwards and spot contracts, and written options of the Funds at December 31, 2000 will expire or settle in 2001. Changes in the value of derivative investments are expected to offset gains and losses on the hedged investments. The effect of derivative instruments in 2000 and 1999 was not material to the Funds' results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENT OF ASSETS AND LIABILITIES


                                                                                      DECEMBER 31
                                                                                      -----------
                       ASSETS                                                    2000              1999
                                                                                 ----              ----
Investments at market value:
      Northwestern Mutual Series Fund, Inc.
         Small Cap Growth Stock
             2000: 8,778,443 shares (cost $17,680,885).....................   $ 16,292,789
             1999: 2,701,963 shares (cost $4,384,369)......................                   $  4,846,983
         Aggressive Growth Stock
             2000: 23,890,634 shares (cost $84,660,339)....................    106,815,024
             1999: 21,708,005 shares (cost $63,876,558)....................                    104,344,155
         International Equity
             2000: 24,698,645 shares (cost $39,875,457)....................     40,332,888
             1999: 25,519,106 shares (cost $39,067,307)....................                     45,439,022
         Index 400 Stock
             2000: 6,260,634 shares (cost $7,422,499)......................      7,162,165
             1999: 1,981,567 shares (cost $2,050,979)......................                      2,204,952
         Growth Stock
             2000: 15,411,997 shares (cost $34,938,452)....................     38,036,808
             1999: 14,699,227 shares (cost $29,389,393)....................                     39,031,078
         Growth and Income Stock
             2000: 19,051,375 shares (cost $28,135,900).....................    26,081,332
             1999: 22,898,038 shares (cost $34,014,600).....................                    35,735,343
         Index 500 Stock
             2000: 39,191,692 shares (cost $92,331,134).....................   133,526,095
             1999: 43,710,778 shares (cost $89,440,254).....................                   169,861,157
         Balanced
             2000: 130,978,760 shares (cost $221,088,801)...................   266,410,798
             1999: 143,907,127 shares (cost $230,277,308)...................                   319,677,680
         High Yield Bond
             2000: 7,431,618 shares (cost $6,676,645).......................     5,135,248
             1999: 8,444,761 shares (cost $8,362,273).......................                     6,939,731
         Select Bond
             2000: 17,523,828 shares (cost $20,614,745).....................    20,275,069
             1999: 19,599,330 shares (cost $23,331,292).....................                    22,161,495
         Money Market
             2000: 25,479,645 shares (cost $25,479,644).....................    25,479,644
             1999: 28,967,243 shares (cost $28,967,243).....................                    28,975,194
      Russell Insurance Funds
         Multi Style Equity
             2000: 290,165 shares (cost $4,599,941).........................     4,097,132
             1999: 148,936 shares (cost $2,437,889).........................                     2,500,013
         Aggressive Equity .................................................
             2000: 212,914 shares (cost $2,738,781).........................     2,497,479
             1999: 85,535 shares (cost $1,024,233)..........................                     1,142,441
         Non-U.S.
             2000: 290,974 shares (cost $3,769,019).........................     3,244,356
             1999: 97,503 shares (cost $1,228,520)..........................                     1,383,194
         Real Estate Securities
             2000: 124,350 shares (cost $1,240,425).........................     1,328,065
             1999: 37,690 shares (cost $341,826)............................                       331,977
         Core Bond
             2000: 117,795 shares (cost $1,141,774).........................     1,184,206
                                                                              ------------
             1999: 71,866 shares (cost $716,227)............................                       692,598
                                                                                              ------------
                                                                               697,899,098     785,267,013
Due from Sales of Fund Shares...............................................       665,277       1,329,077
Due from The Northwestern Mutual Life Insurance Company.....................             0       1,011,681
                                                                              ------------    ------------
         Total Assets.......................................................  $698,564,375    $787,607,771
                                                                              ============    ============
LIABILITIES
      Due to Participants...................................................  $    544,942       1,062,598
      Due to The Northwestern Mutual Life Insurance Company.................       665,277       1,329,077
      Due from Purchase of Fund Shares......................................             0       1,011,681
                                                                              ------------    ------------
         Total Liabilities..................................................  $  1,210,219       3,403,356
                                                                              ============    ============

                         NML VARIABLE ANNUITY ACCOUNT A
                  STATEMENT OF ASSETS AND LIABILITIES CONTINUED


                                                                                         DECEMBER 31
                                                                                         -----------
                                                                                   2000               1999
                                                                                   ----               ----
                    EQUITY
                    Contracts Issued Prior to December 17, 1981:                 59,961,120         74,251,329
                    Contracts Issued After  December 16, 1981 and Prior
                    to March 31, 1995:                                          504,557,097        584,435,626
                    Contracts Issued On or After March 31, 1995:
                         Back Load Version                                      108,156,511        104,801,385
                         Front Load Version                                      22,697,813         20,716,075
                    Contracts Issued On or After March 31, 2000:
                         Back Load Version:                                       1,478,496                N/A
                         Front Load Version                                         503,119                N/A
                            Total Equity..................................    $ 697,354,156      $ 784,204,415
                                                                              -------------      -------------
                            Total Liabilities and Equity..................    $ 698,564,375      $ 787,607,771
                                                                              =============      =============


The Accompanying Notes are an Integral Part of the Financial Statements.




                         NML VARIABLE ANNUITY ACCOUNT A
                        COMBINED STATEMENT OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31


                                                                                 2000            1999           1998
                                                                            -------------   -------------  -------------
     Investment Income
        Dividend Income................................................     $  56,065,219   $  56,819,783  $  34,233,423
        Annuity Rate and Expense Guarantees............................         8,884,413       8,723,746      8,068,865
                                                                            -------------   -------------  -------------
        Net Investment Income..........................................        47,180,806      48,096,037     26,164,558
                                                                            -------------   -------------  -------------
     Realized and Unrealized Gain on Investments
        Realized Gain on Investments...................................        56,764,374      51,300,014     37,627,804
        Unrealized Appreciation/(Depreciation) During the Year.........      (120,838,136)      9,271,096     36,249,405
                                                                            -------------   -------------  -------------
        Net Gain/(Loss) on Investments.................................       (64,073,762)     60,571,110     73,877,209
                                                                            -------------   -------------  -------------
     Increase/(Decrease) in Equity Derived from Investment Activity....     $ (16,892,956)  $ 108,667,147  $ 100,041,767
                                                                            -------------   -------------  -------------


The Accompanying Notes are an Integral Part of the Financial Statements.




                         NML VARIABLE ANNUITY ACCOUNT A
                     COMBINED STATEMENT OF CHANGES IN EQUITY
                         FOR THE YEARS ENDED DECEMBER 31




                                                                                 2000             1999              1998
                                                                            --------------    -------------    -------------
     Operations:
        Net Investment Income..........................................     $   47,180,806    $  48,096,037    $  26,164,558
        Realized and Unrealized Gain on Investments
        Realized Gain on Investments...................................         56,764,374       51,300,014       37,627,804
        Unrealized Appreciation/(Depreciation) During the Year.........       (120,838,136)       9,271,096       36,249,405
                                                                            --------------    -------------    -------------
     Increase/(Decrease) in Equity Derived from Investment Activity....        (16,892,956)     108,667,147      100,041,767
                                                                            --------------    -------------    -------------

     Equity Transactions:
        Contract Owners' Net Payments..................................     $  54,157,406     $   5,484,960    $  62,320,941
        Annuity Payments...............................................        (1,472,152)       (1,467,552)      (1,305,331)
        Surrenders and Other (Net).....................................      (121,403,362)     (102,496,600)     (80,847,378)
        Transfers from Other Divisions or Sponsor......................       137,543,003)      128,159,774       95,970,732
        Transfers to Other Divisions or Sponsor........................      (138,782,198)     (129,776,813)     (98,941,321)
                                                                            -------------     -------------    -------------
     (Decrease) in Equity Derived from Equity
        Transactions...................................................       (69,957,303)      (50,096,231)     (22,802,357)
                                                                            -------------     -------------    -------------

     Net Increase/(Decrease) in Equity.................................       (86,850,259)       58,570,916       77,239,410
     Equity, Beginning of Year.........................................       784,204,415       725,633,499      648,394,089
                                                                            -------------     -------------    -------------
     Equity, End of Year...............................................     $ 697,354,156     $ 784,204,415    $ 725,633,499
                                                                            =============     =============    =============

The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT A
                          NOTES TO FINANCIAL STATEMENTS

Note 1--NML Variable Annuity Account A (the "Account") is a segregated asset account of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual" or "Sponsor") used to fund variable annuity contracts ("contracts") for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Beginning March 31, 1995, two versions of the contract are offered: Front Load contracts with a sales charge up to 4% of purchase payments and Back Load contracts with a withdrawal charge of 0-8%.

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

Note 3--All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc. and the Russell Insurance Funds (collectively known as the "Funds"). The shares are valued at the Funds' offering and redemption price per share.

The Funds are open-end investment companies registered under the Investment Company Act of 1940.

Note 4--Annuity reserves are based on published annuity tables with age adjustment and benefit payments, which reflect actual investment experience. For variable payment plans issued prior to January 1, 1974, annuity reserves are based on the 1955 American Annuity Table with assumed interest rates of 3% or 5%. For variable payment plans issued on or after January 1, 1974 and before January 1, 1995, annuity reserves are based on the 1971 Individual Annuity Table with assumed interest rates of 3-1/2% or 5%. For variable payment plans issued on or after January 1, 1985, annuity reserves are based on the 1985 Individual Annuity Table with assumed interest rates of 3-1/2% or 5%.

Note 5--Dividend income from the Funds is recorded on the record date of the dividends. Transactions in the Funds shares are accounted for on the trade date. The basis for determining cost on sale of the Funds shares is identified cost. Purchases and sales of the Funds shares for the years ended December 31 by each Division are shown below:




             PURCHASES                                                              2000              1999              1998
----------------------------------                                              ------------      ------------      ------------
Small Cap Growth Stock Division..........................................       $ 17,753,003      $  7,208,705      $        N/A
Aggressive Growth Division...............................................         28,757,540         9,958,208        10,360,035
International Equity Division............................................          7,202,129         7,974,310         6,698,885
Index 400 Stock Division.................................................          6,518,127         2,853,810               N/A
Growth Stock Division....................................................         10,541,938        11,793,727         9,097,053
Growth & Income Stock Division...........................................          3,648,384         9,919,814        10,667,937
Index 500 Stock Division.................................................         12,680,244        20,410,794        18,355,852
Balanced Division........................................................         27,444,656        44,419,512        28,049,864
High Yield Bond Division.................................................          1,229,855         2,095,955         5,801,403
Select Bond Division.....................................................          3,277,738         4,931,954         5,372,185
Money Market Division....................................................         17,944,328        20,905,226        24,597,925
Russell Multi-Style Division.............................................          3,100,268         2,666,402               N/A
Russell Aggressive Equity Division.......................................          2,220,376         1,593,605               N/A
Russell Non-U.S. Division................................................          3,003,918         1,498,221               N/A
Russell Real Estate Securities Division..................................          2,492,535           357,723               N/A
Russell Core Bond Division...............................................          1,780,876           758,431               N/A



               SALES                                                               2000               1999              1998
----------------------------------                                              ------------      ------------      ------------
Small Cap Growth Stock Division..........................................       $  5,283,832      $  3,374,541      $        N/A
Aggressive Growth Division...............................................         19,230,800        22,717,778        14,639,276
International Equity Division............................................          8,640,998        10,228,782        11,198,223
Index 400 Stock Division.................................................          1,353,450           821,170               N/A
Growth Stock Division....................................................          8,573,786         5,237,895         4,198,359
Growth & Income Stock Division...........................................          9,525,030         9,006,288         3,780,324
Index 500 Stock Division.................................................         29,656,415        20,135,029        13,607,476
Balanced Division........................................................         56,250,284        50,211,717        40,333,474
High Yield Bond Division.................................................          2,157,663         3,579,846         4,113,088
Select Bond Division.....................................................          5,660,540         6,390,659         4,608,524

Money Market Division....................................................         21,431,894        18,848,756        19,273,286
Russell Multi-Style Division.............................................            864,610           225,476               N/A
Russell Aggressive Equity Division.......................................            548,989           535,192               N/A
Russell Non-U.S. Division................................................            484,146           279,802               N/A
Russell Real Estate Securities Division..................................          1,636,969            13,625               N/A
Russell Core Bond Division...............................................          1,332,763            41,756               N/A

Note 6--A deduction for annuity rate and expense guarantees is determined daily and paid to Northwestern Mutual as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected, and the risk that the charges made by Northwestern Mutual may be insufficient to cover the actual costs incurred in connection with the contracts.

For contracts issued on or after March 31, 2000, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 5/10 of 1% and 1-1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 3/4 of 1% and 1-1/2% annual rates, respectively. The current charges will not be increased for five years from the date of the most recent Prospectus.

For contracts issued on or after March 31, 1995 and prior to March 31, 2000, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 4/10 of 1% and a 1-1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 3/4 of 1% and 1-1/2%, respectively.

For contracts issued after December 16, 1981 and prior to March 31, 1995, the deduction is at an annual rate of 1-1/4% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed a 1-1/2% annual rate.

For contracts issued prior to December 17, 1981, the deduction is at an annual rate of 3/4 of 1% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed a 1% annual rate.

Since 1995, Northwestern Mutual has paid a dividend to certain contracts. The dividend is reinvested in the Account and has been reflected as a Contract Owners' Net Payment in the accompanying financial statements.

Note 7--Northwestern Mutual is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

Note 8--Equity Values by Division for the year ended December 31, 2000 are shown below:



                                                                                                    Contracts Issued:
                                                        Contracts Issued:                       After December 16, 1981 and
                                                    Prior to December 17, 1981                    Prior to March 31, 1995
                                     ---------------------------------------------------------------------------------------------
                                       Accumulation Unit     Units                    Accumulation         Units
Division                                     Value        Outstanding      Equity      Unit Value       Outstanding     Equity
----------------------------------------------------------------------------------------------------------------------------------
Small Cap Growth Stock..............     $   1.961375         261,141   $   512,195   $  1.945087        5,885,472     11,447,755
Aggressive Growth Stock.............         5.963354         388,193     2,314,933      5.671037       13,812,637     78,331,974
International Equity................         2.339241         375,719       878,897      2.251266       13,283,821     29,905,413
Index 400 Stock.....................         1.306094         288,383       376,655      1.295242        3,499,606      4,532,837
Growth Stock........................         2.999890         334,831     1,004,457      2.901600        8,296,584     24,073,369
Growth and Income...................         2.401649         180,854       434,349      2.322995        6,946,403     16,136,459
Index 500 Stock.....................         4.567635       5,706,738    26,066,296      4.343830       17,587,215     76,395,873
Balanced............................         8.062822       2,213,090    17,843,753      7.332002       29,328,998    215,040,269
High Yield Bond.....................         1.480422          80,510       119,189      1.431888        2,029,262      2,905,676
Select Bond.........................         8.294952         495,713     4,111,913      7.541503        1,634,871     12,329,386
Money Market........................         2.912624         732,845     2,134,502      2.648821        6,248,637     16,551,521
Russell Multi-Style Equity..........         0.932346          60,602        55,998      0.924598        2,365,883      2,187,490
Russell Aggressive Equity...........         1.088117          58,734        63,909      1.079072        1,455,003      1,570,053
Russell Non-U.S.....................         1.059216          51,562        54,615      1.050412        2,019,287      2,121,083
Russell Real Estate Securities......         1.165389          25,462        29,673      1.155691          652,555        754,152
Russell Core Bond...................         1.077032          22,616        24,358      1.068073          728,086        777,649
                                                                        -----------                                   -----------


                                                                        ===========                                  ============
Equity..............................                                     56,025,692                                   495,060,959
Annuity Reserves....................                                      3,935,428                                     9,496,138
                                                                        -----------                                  ------------
Total Equity........................                                    $59,961,120                                  $504,557,097
                                                                        ===========                                  ============



                                        Contracts Issued: On or After March 31, 1995   Contracts Issued: On or After March 31, 1995
                                                and Prior to March 31, 2000                     and Prior to March 31, 2000
                                                      Front Load Version                             Back Load Version
                                    ----------------------------------------------------------------------------------------------
                                       Accumulation          Units                    Accumulation         Units
Division                                Unit Value        Outstanding     Equity       Unit Value       Outstanding     Equity
----------------------------------------------------------------------------------------------------------------------------------
Small Cap Growth Stock..............  $   1.972747          321,211    $   633,669    $  1.945087        1,675,122   $  3,258,259
Aggressive Growth Stock.............      2.815081        1,322,419      3,722,716       5.671037        3,831,806     21,730,312
International Equity................      1.940943          950,116      1,844,122       2.251266        3,242,296      7,299,271
Index 400 Stock.....................      1.313674          226,675        297,777       1.295242        1,069,393      1,385,123
Growth Stock........................      2.814641          688,920      1,939,063       2.901600        3,697,631     10,729,045
Growth and Income...................      2.252648          721,964      1,626,331       2.322995        3,046,744      7,077,571
Index 500 Stock.....................      2.842665        1,267,405      3,602,808       4.343830        5,436,581     23,615,584
Balanced............................      2.105871        1,936,776      4,078,602       7.332002        2,907,554     21,318,188
High Yield Bond.....................      1.409248          278,582        392,591       1.431888        1,154,997      1,653,826
Select Bond.........................      1.461268          352,753        515,467       7.541503          353,449      2,665,540
Money Market........................      1.333271        1,852,761      2,470,232       2.648821        1,397,046      3,700,525
Russell Multi-Style Equity..........      0.937760          653,396        612,729       0.924598        1,250,824      1,156,510
Russell Aggressive Equity...........      1.094433          205,450        224,852       1.079072          558,206        602,345
Russell Non-U.S.....................      1.065355          239,460        255,110       1.050412          734,746        771,786
Russell Real Estate Securities......      1.172137           73,595         86,263       1.155691          324,452        374,967
Russell Core Bond...................      1.083276           35,410         38,359       1.068073          310,796        331,953
                                                                       -----------                                   ------------
  Equity............................                                    22,340,691                                    107,670,805
  Annuity Reserves..................                                       357,122                                        485,706
                                                                       -----------                                   ------------
  Total Equity......................                                   $22,697,813                                   $108,156,511
                                                                       ===========                                   ============



                                                        Contracts Issued:                            Contracts Issued:
                                                   On or After March 31, 2000                   On or After March 31, 2000
                                                        Front Load Version                            Back Load Version
                                    ----------------------------------------------------------------------------------------------
                                        Accumulation           Units                  Accumulation          Units
Division                                 Unit Value         Outstanding    Equity      Unit Value        Outstanding     Equity
----------------------------------------------------------------------------------------------------------------------------------
Small Cap Growth Stock..............    $   0.904342           87,187        78,847   $  1.945087           69,946    $   136,052
Aggressive Growth Stock.............        0.901909           54,097        48,790      5.671037           35,017        198,585
International Equity................        0.995643           24,076        23,971      2.251266           42,413         95,483
Index 400 Stock.....................        1.035589          114,473       118,547      1.295242           48,800         63,208
Growth Stock........................        0.916924           30,267        27,752      2.901600           63,702        184,837
Growth and Income...................        0.887072           31,528        27,968      2.322995           15,035         34,927
Index 500 Stock.....................        0.888477           24,617        21,872      4.343830           54,215        235,499
Balanced............................        0.973123           52,519        51,107      7.332002           46,538        341,214
High Yield Bond.....................        0.963375                -             -      1.431888            6,687          9,576
Select Bond.........................        1.078901              537           580      7.541503            4,112         31,009
Money Market........................        1.044325              538           562      2.648821           22,631         59,945
Russell Multi-Style Equity..........        0.880119            1,678         1,477      0.924598           17,408         16,096
Russell Aggressive Equity...........        0.930436           17,481        16,265      1.079072           18,584         20,053
Russell Non-U.S.....................        0.850723           11,781        10,022      1.050412           30,216         31,739
Russell Real Estate Securities......        1.240862           60,731        75,359      1.155691            5,539          6,401
Russell Core Bond...................        1.074705                -             -      1.068073           12,988         13,872
                                                                         ----------                                   -----------
  Equity............................                                        503,119                                     1,478,496
  Annuity Reserves..................                                              -                                             -
                                                                         ----------                                   -----------
  Total Equity......................                                     $  503,119                                   $ 1,478,496
                                                                         ==========                                   ===========

Equity Values by Division for the year ended December 31, 1999 are shown below:


                                                                                                   Contracts Issued:
                                                      Contracts Issued:                       After December 16, 1981 and
                                                  Prior to December 17, 1981                    Prior to March 31, 1995
                                    ----------------------------------------------------------------------------------------------
                                       Accumulation Unit      Units                  Accumulation         Units
Division                                     Value         Outstanding     Equity     Unit Value       Outstanding       Equity
----------------------------------------------------------------------------------------------------------------------------------
Small Cap Growth Stock..............     $   1.851783          95,329  $    176,529   $  1.845580        1,898,627  $   3,504,067
Aggressive Growth Stock.............         5.658407         370,787     2,098,068      5.407959       14,666,263     79,314,551
International Equity................         2.375600         630,123     1,496,920      2.297694       15,307,814     35,172,671
Index 400 Stock.....................         1.122676         167,651       188,218      1.118909        1,241,398      1,389,011
Growth Stock........................         3.099518         372,659     1,155,064      3.012947        8,576,102     25,839,341
Growth and Income...................         2.600855         254,027       660,688      2.528256        9,502,862     24,025,667
Index 500 Stock.....................         5.043329       6,687,759    33,728,572      4.820195       20,900,522    100,744,593
Balanced............................         8.136959       2,738,126    22,280,021      7.436406       35,440,432    263,549,442
High Yield Bond.....................         1.563339          77,269       120,798      1.519653        2,904,325      4,413,566
Select Bond.........................         7.582833         715,024     5,421,908      6.928532        1,914,749     13,266,399
Money Market........................         2.760791         898,198     2,479,738      2.523294        7,329,873     18,495,423
Russell Multi-Style Equity..........         1.070614           7,554         8,088      1.067018        1,475,825      1,574,732
Russell Aggressive Equity...........         1.103591           7,374         8,138      1.099895          760,721        836,714
Russell Non-U.S.....................         1.247160          12,237        15,261      1.242993          813,542      1,011,227
Russell Real Estate Securities......         0.922768           4,656         4,297      0.919674          248,726        228,747
Russell Core Bond...................         0.986452           2,617         2,582      0.983142          580,967        571,173
                                                                       ------------                                 -------------
  Equity............................                                     69,844,890                                   573,937,324
  Annuity Reserves..................                                      4,406,439                                    10,498,302
                                                                       ------------                                 -------------
  Total Equity......................                                   $ 74,251,329                                 $ 584,435,626
                                                                       ============                                 =============




                                                      Contracts Issued:                             Contracts Issued:
                                                 On or After March 31, 1995                     On or After March 31, 1995
                                                     Front Load Version                              Back Load Version
                                    ----------------------------------------------------------------------------------------------
                                       Accumulation         Units                     Accumulation         Units
Division                                Unit Value       Outstanding       Equity      Unit Value       Outstanding      Equity
----------------------------------------------------------------------------------------------------------------------------------
Small Cap Growth Stock..............    $ 1.856086          149,996    $   278,405    $  1.845580          481,140   $    887,982
Aggressive Growth Stock.............      2.661899        1,185,824      3,156,543       5.407959        3,585,337     19,389,354
International Equity................      1.964300          727,940      1,429,893       2.297694        3,063,127      7,038,129
Index 400 Stock.....................      1.125296          162,971        183,391       1.118909          388,194        434,353
Growth Stock........................      2.898070          613,097      1,776,797       3.012947        3,381,484     10,188,233
Growth and Income...................      2.431081          757,434      1,841,384       2.528256        3,306,924      8,360,751
Index 500 Stock.....................      3.127888        1,247,611      3,902,386       4.820195        5,417,756     26,114,640
Balanced............................      2.117903        1,800,477      3,813,235       7.436406        2,897,246     21,545,097
High Yield Bond.....................      1.483036          380,690        564,577       1.519653        1,174,446      1,784,751
Select Bond.........................      1.331215          214,565        285,633       6.928532          364,139      2,522,952
Money Market........................      1.259407        1,980,615      2,494,401       2.523294        1,892,502      4,775,339
Russell Multi-Style Equity..........      1.073107          321,514        345,019       1.067018          535,268        571,141
Russell Aggressive Equity...........      1.106159           87,678         96,984       1.099895          182,385        200,604
Russell Non-U.S.....................      1.250059           81,105        101,385       1.242993          205,407        255,320
Russell Real Estate Securities......      0.924920           19,288         17,840       0.919674           88,176         81,093
Russell Core Bond...................      0.988747           26,817         26,515       0.983142           93,910         92,326
                                                                       -----------                                   ------------
  Equity............................                                    20,314,388                                    104,242,065
  Annuity Reserves..................                                       401,687                                        559,320
                                                                       -----------                                   ------------
  Total Equity......................                                   $20,716,075                                   $104,801,385
                                                                       ===========                                   ============

Report of Independent Accountants

To The Northwestern Mutual Life Insurance Company and Contract Owners of NML Variable Annuity Account A

In our opinion, the statements appearing on pages 16 through 21 present fairly, in all material respects, the financial position of NML Variable Annuity Account A at December 31, 2000 and 1999, and the results of its operations and the changes in its equity for each of the three years in the period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of the number of shares owned at December 31, 2000 with Northwestern Mutual Series Fund, Inc., and the Russell Insurance Funds, provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
January 26, 2001

                         NML VARIABLE ANNUITY ACCOUNT C
                       STATEMENT OF ASSETS AND LIABILITIES


                                                                                                             DECEMBER 31
                                                                                                  -------------------------------
                       ASSETS                                                                          2000              1999
---------------------------------------------------                                               --------------     ------------
Investments at Market Value:
      Northwestern Mutual Series Fund, Inc.
         Small Cap Growth Stock
             2000: 10,796,241 shares (cost $21,731,628)......................................     $  20,037,824
             1999: 529,175 shares (cost $746,064)............................................                        $    949,166
         Aggressive Growth Stock
             2000: 35,197,759 shares (cost $127,672,324).....................................       157,369,180
             1999: 29,072,234 shares (cost $89,365,021)......................................                         139,738,783
         International Equity
             2000: 40,103,518 shares (cost $66,608,516)......................................        65,489,046
             1999: 36,249,699 shares (cost $57,059,536)......................................                          64,556,193
         Index 400 Stock
             2000: 9,964,101 shares (cost $12,291,386).......................................        11,398,931
             1999: 425,398 shares (cost $442,230)............................................                             473,356
         Growth Stock
             1999: 17,299,927 shares (cost $39,130,890)......................................        42,696,219
             2000: 14,976,894 shares (cost $30,335,095)......................................                          39,775,147
         Growth and Income Stock
             2000: 21,711,509 shares (cost $32,369,328)......................................        29,723,056
             1999: 26,336,018 shares (cost $39,527,301)......................................                          41,105,386
         Index 500 Stock
             2000: 50,894,562 shares (cost $127,244,309).....................................       173,397,772
             1999: 56,622,314 shares (cost $120,506,073).....................................                         220,074,926
         Balanced
             2000: 66,867,567 shares (cost $124,702,698).....................................       136,008,639
             1999: 75,364,260 shares (cost $128,710,511).....................................                         167,443,550
         High Yield Bond
             2000: 6,135,113 shares (cost $5,231,274)........................................         4,239,363
             1999: 7,762,704 shares (cost $7,872,845)........................................                           6,380,157
         Select Bond
             2000: 12,123,936 shares (cost $13,964,856)......................................        14,027,394
             1999: 15,507,986 shares (cost $18,559,097)......................................                          17,537,190
         Money Market
             2000: 12,101,600 shares (cost $12,101,600)......................................        12,101,600
             1999: 19,345,920 shares (cost $19,345,920)......................................                          19,341,129
      Russell Insurance Funds
         Multi-Style Equity
             2000: 123,584 shares (cost $1,963,533)..........................................         1,745,513
             1999: 101,611 shares (cost $1,641,897)..........................................                           1,705,658
         Aggressive Equity
             2000: 54,790 shares (cost $720,017).............................................           642,689
             1999: 26,321 shares (cost $325,516).............................................                             351,582
         Non-U.S.
             2000: 73,357 shares (cost $945,134).............................................           817,929
             1999: 39,836 shares (cost $492,817).............................................                             565,156
         Real Estate Securities
             2000: 248,471 shares (cost $2,534,206)..........................................         2,653,592
             1999: 11,601 shares (cost $108,462).............................................                             102,204
         Core Bond
             2000: 48,242 shares (cost $477,171).............................................           485,806
             1999: 39,849 shares (cost $398,722).............................................                             384,069
                                                                                                  -------------      ------------
                                                                                                    672,834,553       720,483,652
Due from Sales of Fund Shares................................................................           195,486           798,688
Due from Northwestern Mutual Life Insurance Company..........................................            15,630           395,300
Due from Participants........................................................................                 0           232,622
                                                                                                  -------------      ------------

             Total Assets....................................................................     $ 673,045,669      $721,910,262
                                                                                                  =============      ============
LIABILITIES
      Due to Northwestern Mutual Life Insurance Company......................................     $     195,486      $    798,688
      Due from Purchase of Fund Shares.......................................................            15,630           395,300
                                                                                                  -------------      ------------

             Total Liabilities...............................................................     $     211,116      $  1,193,988
                                                                                                  =============      ============


                         NML VARIABLE ANNUITY ACCOUNT C
                  STATEMENT OF ASSETS AND LIABILITIES CONTINUED


                                                                                                             DECEMBER 31
                                                                                                  --------------------------------
                                  EQUITY                                                               2000               1999
------------------------------------------------------------------------------------------        --------------    --------------
Contracts Issued Before December 17, 1981 or Between April 30, 1984 and December 31, 1991:           459,962,642       453,198,507
Contracts Issued After December 16, 1981 and Prior to May 1, 1984:                                     4,160,489         4,972,618
Contracts Issued After December 31, 1991:
      Front Load Version                                                                              42,945,213        62,645,059
      Simplified Load Version                                                                        165,766,209       199,900,090
             Total Equity.................................................................        $  672,834,553    $  720,716,274
                                                                                                  --------------    --------------
             Total Liabilities and Equity.................................................        $  673,045,669    $  721,910,262
                                                                                                  ==============    ==============

The Accompanying Notes are an Integral Part of the Financial Statements.



                         NML VARIABLE ANNUITY ACCOUNT C
                        COMBINED STATEMENT OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31


Investment Income                                                                         2000           1999              1998
                                                                                     -------------   -------------    -------------
   Dividend Income...........................................................        $  54,948,815   $  43,814,500    $  26,995,272
   Annuity Rate and Expense Guarantees.......................................            2,896,681       3,445,294        3,154,687
                                                                                     -------------   -------------    -------------
   Net Investment Income.....................................................           52,052,134      40,369,206       23,840,585
                                                                                     -------------   -------------    -------------
Realized and Unrealized Gain on Investments
   Realized Gain on Investments..............................................           54,861,323      41,105,768       29,250,486
   Unrealized Appreciation/(Depreciation) During the Year....................         (121,850,155)     36,856,549       37,105,561
                                                                                     -------------   -------------    -------------
   Net Gain/(Loss) on Investments............................................          (66,988,832)     77,962,317       66,356,047
                                                                                     -------------   -------------    -------------
Increase/(Decrease) in Equity Derived from Investment Activity...............        $ (14,936,698)  $ 118,331,523    $  90,196,632
                                                                                     -------------   -------------    -------------

The Accompanying Notes are an Integral Part of the Financial Statements.



                         NML VARIABLE ANNUITY ACCOUNT C
                     COMBINED STATEMENT OF CHANGES IN EQUITY
                         FOR THE YEARS ENDED DECEMBER 31



Operations:                                                                               2000            1999             1998
                                                                                     --------------  --------------   --------------
   Net Investment Income.....................................................        $  52,052,134   $  40,369,206    $  23,840,585
   Realized and Unrealized Gain on Investments:
   Realized Gain on Investments..............................................           54,861,323      41,105,768       29,250,486
   Unrealized Appreciation/(Depreciation) During the Year....................         (121,850,155)     36,856,549       37,105,561
                                                                                     -------------   -------------    -------------
Increase/(Decrease) in Equity Derived from Investment Activity...............          (14,936,698)    118,331,523       90,196,632
                                                                                     -------------   -------------    -------------
Equity Transactions:
   Contract Owners' Net Payments.............................................          103,967,430      74,901,848       93,658,882
   Annuity Payments..........................................................              (75,413)        (67,477)         (55,735)
   Surrenders and Other (Net)................................................         (135,735,449)   (119,040,591)     (87,764,730)
   Transfers from Other Divisions or Sponsor.................................           91,474,812      70,709,573       72,491,325
   Transfers to Other Divisions or Sponsor...................................          (92,576,403)    (69,205,099)     (71,428,400)
                                                                                     -------------   -------------    -------------
Increase (Decrease) in Equity Derived from Equity Transactions...............          (32,945,023)    (42,701,746)       6,901,342
                                                                                     -------------   -------------    -------------

Net Increase in Equity.......................................................          (47,881,721)     75,629,777       97,097,974
Equity, Beginning of Year....................................................          720,716,274     645,086,497      547,988,523
                                                                                     -------------   -------------    -------------
Equity, End of Year..........................................................        $ 672,834,553   $ 720,716,274    $ 645,086,497
                                                                                     =============   =============    =============

The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT C
                          NOTES TO FINANCIAL STATEMENTS

Note 1-- NML Variable Annuity Account C (the "Account") is a segregated asset account of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual" or "Sponsor") used to fund variable annuity contracts ("contracts") for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Beginning December 31, 1991, two versions of the contract are offered: Front Load contracts with a sales charge up to 4.5% of purchase payments and Simplified Load contracts with an installation fee of $750.

Note 2-- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal accounting policies are summarized below.

Note 3-- All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc. and the Russell Insurance Funds (collectively know as the "Funds"). The shares are valued at the Funds' offering and redemption price per share.

The Funds are open-end investment companies registered under the Investment Company Act of 1940.

Note 4-- Annuity reserves are based on published annuity tables with age adjustments and benefit payments which reflect actual investment experience. Annuity reserves are based on the 1983 Table with assumed interest rates of 3-1/2% or 5%.

Note 5-- Dividend income from the Funds is recorded on the record date of the dividends. Transactions in the Funds shares are accounted for on the trade date. The basis for determining cost on sale of the Funds shares is identified cost. Purchases and sales of the Funds shares for the years ended December 31 by each Division are shown below:


             PURCHASES                                                            2000               1999               1998
----------------------------------                                            ------------       ------------       ------------
Small Cap Growth Division..............................................       $ 21,822,710       $    759,215       $        N/A
Aggressive Growth Division.............................................         47,835,326         12,206,930         15,042,444
International Equity Division..........................................         31,939,632         13,196,712         10,115,335
Index 400 Stock Division...............................................         12,366,486            468,108                N/A
Growth Stock Division..................................................         12,950,757         11,622,415         11,736,176
Growth & Income Stock Division.........................................          5,847,806         12,666,073         12,220,296
Index 500 Stock Division...............................................         21,135,615         24,489,112         27,128,970
Balanced Division......................................................         19,926,273         27,037,531         25,547,459
High Yield Bond Division...............................................          2,046,585          1,696,507          4,842,682
Select Bond Division...................................................          5,061,775          3,699,428          7,219,542
Money Market Division..................................................         14,029,450         22,540,096         28,689,880
Russell Multi-Style Division...........................................            851,426          1,676,900                N/A
Russell Aggressive Equity Division.....................................            646,095            763,162                N/A
Russell Non-U.S. Division..............................................            646,150            494,961                N/A
Russell Real Estate Securities Division.................................         3,116,036            109,105                N/A
Russell Core Bond Division..............................................           179,473            403,049                N/A



               SALES                                                              2000               1999                1998
----------------------------------                                            ------------       ------------        ------------
Small Cap Growth Stock Division.......................................        $  1,131,840       $     13,802        $        N/A
Aggressive Growth Division............................................          18,536,546         23,468,462          18,315,682
International Equity Division.........................................          25,522,098         11,938,339          13,861,624
Index 400 Stock Division..............................................             615,601             26,390                 N/A
Growth Stock Division.................................................           6,871,377          5,373,768           4,445,344
Growth & Income Stock Division........................................          12,730,171         10,170,106           6,047,669
Index 500 Stock Division..............................................          42,005,726         21,511,153          12,386,814
Balanced Division.....................................................          38,332,517         32,467,107          24,616,712
High Yield Bond Division..............................................           3,398,369          3,114,104           1,661,445
Select Bond Division..................................................           9,000,392          5,152,171           4,504,138
Money Market Division.................................................          21,273,753         22,822,933          25,961,429
Russell Multi-Style Division..........................................             510,026             35,224                 N/A
Russell Aggressive Equity Division....................................             276,105            443,034                 N/A
Russell Non-U.S. Division.............................................             208,804              2,369                 N/A
Russell Real Estate Securities Division...............................             736,889                569                 N/A
Russell Core Bond Division............................................              97,425              4,229                 N/A

Note 6-- A deduction for annuity rate and expense guarantees is determined daily and paid to Northwestern Mutual as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected and the risk that the charges made by Northwestern Mutual may be insufficient to cover the actual costs incurred in connection with the contracts.

Generally, for contracts issued after December 31, 1991, for the Front Load Version and the Simplified Load Version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 6.5/10 of 1% and 1-1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 1% and 1-1/2% annual rates, respectively.

For contracts issued after December 16, 1981, and prior to May 1, 1984, the deduction is determined daily at an annual rate of 1/2 of 1% of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed a 3/4 of 1% annual rate.

Since 1996, Northwestern Mutual has paid a dividend to certain contracts. The dividend is re-invested in the Account and has been reflected as a Contract Owners' Net Payment in the accompanying financial statements.

Note 7-- Northwestern Mutual is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

Note 8-- Equity Values by Division for the year ended December 31, 2000 are shown below:



                                                      Contracts Issued:                         Contracts Issued:
                                           Prior to December 17, 1981 or between           After December 16, 1981 and
                                            April 30, 1984 and December 31, 1991               Prior to May 1, 1984
                                   ------------------------------------------------------------------------------------------
                                       Accumulation        Units                   Accumulation       Units
Division                                Unit Value      Outstanding     Equity      Unit Value     Outstanding      Equity
-----------------------------------------------------------------------------------------------------------------------------
Small Cap Growth Stock............... $    19.859931        859,005  $ 17,059,771   $ 19.695066           420    $     8,276
Aggressive Growth Stock..............      60.845203      1,855,240   112,882,454     57.897540         1,574         91,112
International Equity.................       2.477334     20,581,223    50,986,564      2.384172        26,354         62,833
Index 400 Stock......................      13.224995        756,727    10,007,706     13.115131             -              -
Growth Stock.........................      31.531943        978,021    30,838,902     30.498976           104          3,159
Growth and Income....................      25.243989        650,867    16,430,474     24.416867         1,820         44,438
Index 500 Stock......................      51.325633      2,463,257   126,428,232     48.834231         9,467        462,299
Balanced.............................      94.345469        884,725    83,469,825     85.820221        30,736      2,637,770
High Yield Bond......................      15.560950        151,658     2,359,941     15.050970           342          5,151
Select Bond..........................      98.036463         59,938     5,876,077     89.133511           229         20,403
Money Market.........................      32.311690         33,651     1,087,330     29.426661             -              -
Russell Multi-Style Equity...........       9.440627         24,295       229,356      9.362193             -              -
Russell Aggressive Equity............      11.017913            939        10,341     10.926333             -              -
Russell Non-U.S......................      10.725190          2,822        30,262     10.636093             -              -
Russell Real Estate Securities.......      11.800164        191,981     2,265,407     11.702144             -              -
Russell Core Bond....................      10.905549              -             -     10.814951             -              -
                                                                     ------------                                -----------
   Equity............................                                 459,962,642                                  3,335,441
Annuity Reserves.....................                                           -                                    825,048
                                                                     ------------                                -----------
Total Equity.........................                                $459,962,642                                $ 4,160,489
                                                                     ------------                                -----------



                                                   Contracts Issued:                              Contracts Issued:
                                                After December 31, 1991                         After December 31, 1991
                                                  Front Load Version                           Simplified Load Version
                                    ----------------------------------------------------------------------------------------------
                                     Accumulation        Units                      Accumulation        Units
Division                              Unit Value      Outstanding       Equity       Unit Value      Outstanding       Equity
----------------------------------------------------------------------------------------------------------------------------------
Small Cap Growth Stock.............   $   1.964602          326,150   $    640,755    $  1.945087        1,197,387  $   2,329,022
Aggressive Growth Stock............       3.785207        2,114,652      8,004,397       5.691856        6,384,710     36,340,852
International Equity...............       2.357007        1,653,777      3,897,964       2.251266        4,672,038     10,517,999
Index 400 Stock....................       1.308249          295,347        386,387       1.295242          775,791      1,004,838
Growth Stock.......................       3.019678          814,788      2,460,397       2.901600        3,220,718      9,345,235
Growth and Income..................       2.417488        1,319,721      3,190,410       2.322995        4,329,641     10,057,734
Index 500 Stock....................       3.570426        2,724,196      9,726,539       4.432423        8,286,039     36,727,230
Balanced...........................       2.499718        4,447,958     11,118,640       7.368231        5,215,778     38,431,060
High Yield Bond....................       1.490196          166,175        247,633       1.431888        1,125,550      1,611,661
Select Bond........................       1.706832          736,742      1,257,494       7.615016          895,503      6,819,270
Money Market.......................       1.442872          640,788        924,575       2.654580        3,715,872      9,864,080
Russell Multi-Style Equity.........       0.933887          381,014        355,824       0.924598        1,254,417      1,159,831
Russell Aggressive Equity..........       1.089907          139,940        152,522       1.079072          444,666        479,827
Russell Non-U.S....................       1.060950          207,716        220,377       1.050412          540,064        567,290
Russell Real Estate Securities.....       1.167301           69,412         81,025       1.155691          263,698        304,753
Russell Core Bond..................       1.078791          259,803        280,274       1.068073          192,428        205,527
                                                                      ------------                                  -------------
  Equity...........................                                     42,945,213                                    165,766,209
  Annuity Reserves.................                                              -                                              -
                                                                      ------------                                  -------------
  Total Equity.....................                                   $ 42,945,213                                  $ 165,766,209
                                                                      ============                                  =============



Equity Values by Division for the year ended December 31, 1999 are shown below:


                                                     Contracts Issued:                           Contracts Issued:
                                            Prior to December 17, 1981 or between           After December 16, 1981 and
                                             April 30, 1984 and December 31, 1991               Prior to May 1, 1984
                                   ---------------------------------------------------------------------------------------------
                                     Accumulation Unit       Units                   Accumulation       Units
Division                                   Value          Outstanding     Equity      Unit Value     Outstanding      Equity
--------------------------------------------------------------------------------------------------------------------------------
Small Cap Growth Stock............... $     18.610781           7,543  $    140,375   $ 18.548596           420    $     7,795
Aggressive Growth Stock..............       57.304251       1,627,058    93,237,331     54.800923         1,438         78,796
International Equity.................        2.497127      18,571,580    46,375,593      2.415234        24,296         58,680
Index 400 Stock......................       11.283278           1,071        12,082     11.245478             -              -
Growth Stock.........................       32.336967         792,443    25,625,190     31.433960           137          4,310
Growth and Income....................       27.134671         798,290    21,661,354     26.376796         1,381         36,430
Index 500 Stock......................       56.249780       2,756,358   155,044,524     53.786850         8,293        446,068
Balanced.............................       94.505378       1,066,999   100,837,077     86.395292        37,494      3,239,303
High Yield Bond......................       16.310402         205,407     3,350,268     15.854730           214          3,398
Select Bond..........................       88.954059          72,427     6,442,736     81.280078           456         37,103
Money Market.........................       30.399653           7,939       241,341     27.823703             -              -
Russell Multi-Style Equity...........       10.760032          17,246       185,568     10.723983             -              -
Russell Aggressive Equity............       11.091435             950        10,539     11.054275             -              -
Russell Non-U.S......................       12.534266               -             -     12.492336           480          6,007
Russell Real Estate Securities.......        9.274172           3,723        34,529      9.243071             -              -
Russell Core Bond....................        9.914196               -             -      9.880973             -              -
                                                                       ------------                               ------------
  Equity.............................                                   453,198,507                                  3,917,890
  Annuity Reserves...................                                             -                                  1,054,728
                                                                       ------------                               ------------
  Total Equity.......................                                  $453,198,507                               $  4,972,618
                                                                       ============                               ============



                                                  Contracts Issued:                               Contracts Issued:
                                               After December 31, 1991                         After December 31, 1991
                                                  Front Load Version                           Simplified Load Version
                                    ----------------------------------------------------------------------------------------------
                                     Accumulation        Units                      Accumulation        Units
Division                              Unit Value      Outstanding       Equity       Unit Value      Outstanding       Equity
----------------------------------------------------------------------------------------------------------------------------------
Small Cap Growth Stock.............   $   1.853001           73,643   $    136,461    $  1.845580          360,069  $     664,535
Aggressive Growth Stock............       3.588119        2,776,961      9,964,067       5.427804        6,707,103     36,404,843
International Equity...............       2.391284        2,301,771      5,504,188       2.297694        5,480,221     12,591,871
Index 400 Stock....................       1.123423           13,563         15,237       1.118909          398,635        446,037
Growth Stock.......................       3.116901          995,796      3,103,799       3.012947        3,646,722     10,987,379
Growth and Income..................       2.615436        1,704,699      4,458,532       2.528256        5,912,799     14,949,070
Index 500 Stock....................       3.938401        4,131,824     16,272,782       4.918509        9,809,484     48,248,037
Balanced...........................       2.520233        6,183,051     15,582,729       7.473141        6,319,468     47,226,272
High Yield Bond....................       1.572112          409,857        644,342       1.519653        1,556,400      2,365,187
Select Bond........................       1.558775        2,264,883      3,530,442       6.996057        1,068,272      7,473,695
Money Market.......................       1.366307        1,879,181      2,567,539       2.528768        6,539,184     16,536,079
Russell Multi-Style Equity.........       1.071323          297,016        318,200       1.067018        1,126,401      1,201,891
Russell Aggressive Equity..........       1.104316           79,144         87,400       1.099895          230,607        253,643
Russell Non-U.S....................       1.247967          151,721        189,343       1.242993          297,512        369,806
Russell Real Estate Securities.....       0.923380           36,624         33,818       0.919674           36,814         33,857
Russell Core Bond..................       0.987105          239,265        236,180       0.983142          150,425        147,888
                                                                      ------------                                  -------------
  Equity...........................                                   $ 62,645,059                                  $ 199,900,090
  Annuity Reserves                                                               -                                              -
                                                                      ------------                                  -------------
  Total Equity.....................                                   $ 62,645,059                                  $ 199,900,090
                                                                      ============                                  =============


Report of Independent Accountants

To The Northwestern Mutual Life Insurance Company and Contract Owners of NML Variable Annuity Account C

In our opinion, the statements appearing on pages 23 through 28 present fairly, in all material respects, the financial position of NML Variable Annuity Account C at December 31, 2000 and 1999, and the results of its operations and the changes in its equity for each of the three years in the period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of the number of shares owned at December 31, 2000 with Northwestern Mutual Series Fund, Inc., and the Russell Insurance Funds, provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
January 26, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither Account A nor Account C have any directors or executive officers. The following information as of March 1, 2001, is provided with respect to each director, including persons chosen to become directors, of Northwestern Mutual. Northwestern Mutual uses the title of Trustee to denote the directors.



                                          YEAR        EXPIRATION OF         OTHER POSITIONS PRESENTLY
           TRUSTEE                AGE    ELECTED      TERM OF OFFICE        HELD WITH REGISTRANT
           -------                ---    -------      --------------        --------------------

   R. Quintus Anderson ......     70      1984        May 2003 (1)          Chairman, Audit Committee

   Edward E. Barr ...........     64      1991        May 2003              Member, Human Resources and Public Policy Committee

   Gordon T. Beaham, III ....     69      1988        May 2001 (2)          Member, Operations and Technology Committee

   Robert C. Buchanan .......     60      1991        May 2003              Member, Audit, Executive and Finance Committees

   George A. Dickerman ......     62      1994        May 2004              Member, Agency and Marketing Committee

   Pierre S. du Pont ........     66      1985        May 2002              Member, Agency and Marketing Committee

   James D. Ericson .........     65      1989        May 2004              Chairman and C.E.O.; Member, Agency and Marketing,
                                                                            Human Resources and Public Policy, and Operations
                                                                            and Technology Committees; Chairman, Executive and
                                                                            Finance Committees

   J. E. Gallegos ...........     65      1985        May 2004              Member, Audit Committee

   Stephen N. Graff .........     66      1996        May 2004              Member, Audit, Executive, and Finance Committees

   Patricia Albjerg Graham ..     66      1980        May 2004              Member, Human Resources and Public Policy Committee

   James P. Hackett .........     45      2000        May 2001 (2)          Member, Operations and Technology Committee

   Stephen F. Keller ........     62      1984        May 2003              Member, Human  Resources and Public Policy Committee

   Barbara A. King ..........     54      1996        May 2002              Member, Agency and Marketing Committee

   J. Thomas Lewis ..........     64      1978        May 2002              Chairman, Human Resources and Public Policy Committee

   Daniel F. McKeithan, Jr ..     65      1988        May 2003              Member, Executive, Finance, and Human Resources
                                                                            and Public Policy Committees

   Guy A. Osborn ............     65      1994        May 2001 (2)          Member, Executive, Finance, and Operations and
                                                                            Technology Committees

   Timothy D. Proctor .......     51      1997        May 2001 (2)          Member, Audit Committee

   H. Mason Sizemore, Jr ....     59      1993        May 2003              Member, Agency and Marketing Committee

   Harold B. Smith ..........     67      1973        May 2004              Member, Operations and Technology Committee

   Sherwood H. Smith, Jr ....     66      1992        May 2004              Chairman, Agency and Marketing Committee

   Peter M. Sommerhauser ....     58      1999        May 2002              Member, Executive, Finance, and Operations and
                                                                            Technology Committees

   John E. Steuri ...........     61      1994        May 2003              Chairman, Operations and Technology Committee

   John J. Stollenwerk ......     61      1993        May 2001 (2)          Member, Agency and Marketing, Executive and Finance
                                                                            Committees

   Barry L. Williams ........     56      1987        May 2001 (2)          Member, Human Resources and Public Policy Committee

   Kathryn D. Wriston .......     62      1986        May 2001 (2)          Member, Audit Committee

   Edward J. Zore ...........     55      2000        May 2001 (2)          President; Member, Agency and Marketing, Human
                                                                            Resources and Public Policy,  Operations and
                                                                            Technology, Executive and Finance Committees

--------------------

(1)  Mr. Anderson is retiring from the Board of Trustees effective May 23, 2001.
(2) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 2001 Annual meeting of Policyowners. If re-elected, these Trustees' terms will expire in May 2005, except that Mr. Hackett's term will expire in May 2002.

The business experience and directorships of Northwestern Mutual's Trustees are as follows:


                                                   PRINCIPAL OCCUPATION
                     TRUSTEE                      DURING PAST FIVE YEARS                         DIRECTORSHIPS
               -----------------------    -------------------------------------------    --------------------------------
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

               Pierre S. du Pont          Partner with Richards, Layton & Finger
                                          PepsiAmericas, Inc. (law Firm); Wilmington,
                                          Delaware, since 1985.

               James D. Ericson           Chairman and Chief Executive Officer of        Kohl's Corporation.
                                          Northwestern Mutual since 2000. Prior          Green Bay Packaging, Inc.
                                          thereto, President and Chief Executive         Marcus Corporation
                                          Officer since 1993.                            Mason Street Funds, Inc.
                                                                                         MGIC Investment Corporation
                                                                                         Northwestern Mutual Series
                                                                                         Fund, Inc.

               J. E. Gallegos             Attorney, Gallegos Law Firm, Santa Fe,
                                          New Mexico, since 1988.

               Stephen N. Graff           Office Managing Partner (retired), Arthur      Mason Street Funds, Inc.
                                          Andersen LLP, Milwaukee, Wisconsin,            Northwestern Mutual Series
                                          1981-1994.                                     Fund, Inc.
                                                                                         Regal-Beloit Corporation

               Patricia Albjerg           Professor of the History of American
               Graham                     Education, Harvard  University, Cambridge,
                                          Massachusetts, since 1974; President,
                                          Spencer Foundation (social and behavioral
                                          sciences), Chicago, Illinois, 1991-2000.

               James P. Hackett           President and Chief Executive Officer of       Old Kent Financial Corporation
                                          Steelcase Inc. since 1994.                     Steelcase Inc.

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

               Daniel F. McKeithan, Jr.   President, Tamarack Petroleum Co., Inc.        Firstar Corporation



                                          (operator of oil and gas wells),               The Marcus Corporation
                                          Milwaukee, Wisconsin, since 1982.

               Guy A. Osborn              Retired Chairman, Universal Foods Corp.,       Fleming Companies, Inc.
                                          Milwaukee, Wisconsin, since 1997.
                                          Chairman, 1996-1997.  Chairman and Chief
                                          Executive Officer, 1990-1996.

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

               H. Mason Sizemore, Jr.     President and Chief Operating Officer, The
                                          Seattle Times, Seattle, Washington, since
                                          1985.

               Harold B. Smith            Chairman, Executive Committee, Illinois        Illinois Tool Works Inc.
                                          Tool Works Inc. (engineered components         Northern Trust Corporation
                                          and industrial systems and consumables),       W. W. Grainger, Inc.
                                          Glenview, Illinois, since 1982.

               Sherwood H. Smith, Jr.     Chairman Emeritus, Carolina Power & Light      Wachovia Corporation
                                          Company, Raleigh, North Carolina, since        Nortel Networks Corporation
                                          May  1999. Prior thereto, Chairman,            Springs Industries, Inc.
                                          1996-1999, and Chairman and Chief Executive
                                          Officer, 1992-1996.

               Peter M. Sommerhauser      Attorney, Shareholder, Vice President and      Kohl's Corporation
                                          Member of the Management Committee,
                                          Godfrey & Kahn, S.C. (law firm), Milwaukee,
                                          Wisconsin, since 1969.

               John E. Steuri             Chairman, Advanced Thermal Technologies        Superior Financial Corp.
                                          (heating, air conditioning and humidity
                                          control), Little Rock, Arkansas, since 1997.
                                          Prior thereto, Chairman and CEO, ALLTEL
                                          Information Services, Inc., Little Rock,
                                          Arkansas, since 1989.

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

               Barry L. Williams          President and Chief Executive Officer,         Pacific Gas & Electric Company
                                          Williams Pacific Ventures, Inc. (venture       R. H. Donnelly Corporation
                                          capital), San Francisco, California, since     Simpson Manufacturing Co., Inc.
                                          1993.                                          Synavant Inc.
                                                                                         The Newhall Land and Farming
                                                                                         Company
                                                                                         USA Education, Inc.

               Kathryn D. Wriston         Director of various corporations.              The Stanley Works

               Edward J. Zore             President of Northwestern Mutual since         MGIC Investment Corporation
                                          2000. Prior thereto, Executive Vice            Manpower Inc.
                                          President (Finance and Investments) since      Mason Street Funds, Inc.
                                          1995.                                          Northwestern Mutual Series
                                                                                         Fund, Inc.

The following information as of March 1, 2001, is provided with respect to each Executive Officer of Northwestern Mutual. The term of office for all Executive Officers is one year expiring May 31, 2001.


                           NAME             AGE                            POSITION
                  ----------------------    ---   -------------------------------------------------------------
                  James D. Ericson  ....    65    Chairman and Chief Executive Officer; Trustee
                  Edward J. Zore  ......    55    President; Trustee
                  John M. Bremer  ......    53    Senior  Executive  Vice President and Secretary
                                                  (Administration/Chief Compliance Officer)
                  Peter W. Bruce  ......    55    Senior Executive Vice President (Insurance)
                  Deborah A. Beck  .....    53    Executive Vice President (Planning and Technology)
                  William H. Beckley  ..    53    Executive Vice President (Agencies)
                  Bruce L. Miller  .....    58    Executive  Vice President (Marketing)
                  Mark G. Doll .........    51    Senior Vice President (Public Markets)
                  Richard L. Hall  .....    55    Senior Vice President (Life Insurance)
                  William C. Koenig ....    53    Senior Vice President and Chief Actuary
                  Donald L. Mellish ....    62    Senior Vice President (Field Systems Administration)
                  Gary A. Poliner ......    47    Senior Vice President and Chief Financial Officer
                  Charles D. Robinson ..    56    Senior Vice President (Investment Products and Services)
                  Mason G. Ross ........    57    Senior Vice President and Chief Investment Officer
                  John E. Schlifske ....    41    Senior Vice President (Securities and Real Estate)
                  Leonard F. Stecklein      54    Senior Vice President (Annuity and Accumulation Products)
                  Frederic H. Sweet ....    57    Senior Vice President (Corporate and Government Relations)
                  Walt J. Wojcik .......    61    Senior Vice President (Information Systems)
                  Robert J. Berdan  ....    54    Vice President and General Counsel
                  Steven T. Catlett ....    51    Vice President (New Business)
                  Thomas E. Dyer .......    55    Vice President (Corporate Services)
                  Christine H. Fiasca ..    46    Vice President (Agency Development)
                  Gary E. Long .........    56    Vice President and Controller
                  Susan A. Lueger           47    Vice President (Human Resources)
                  Jean M. Maier ........    46    Vice President (Field Services Support)
                  Meridee J. Maynard  ..    45    Vice President (Marketing)
                  Gregory C. Oberland ..    43    Vice President (Disability Income)
                  Barbara F. Piehler ...    50    Vice President (Internet)
                  James F. Reiskytl ....    63    Vice President (Tax and Financial Planning)
                  Marcia Rimai .........    45    Vice President (Policyowner Services)
                  Lora A. Rosenbaum ....    44    Vice President (Compliance/Best Practices)
                  J. Edward Tippetts ...    56    Vice President (Field Training and Development)
                  Martha M. Valerio  ...    54    Vice President (Technology Research and Web Resources)
                  David B. Wescoe ......    46    Vice President (Northwestern Mutual Investment Services)
                  W. Ward White ........    61    Vice President (Communications)
                  Michael L. Youngman ..    49    Vice President (Government Relations)

All of the Executive Officers, except Bruce L. Miller, David B. Wescoe and Charles D. Robinson, have been associated with Northwestern Mutual, although not necessarily in their present positions, for more than five years. Bruce L. Miller has been Executive Vice President (Marketing) since March 2000. He joined Northwestern Mutual as a Senior Vice President in July, 1996. Prior thereto he participated in private equity investing, operating and serving as a consultant to various firms in the financial services and healthcare industries since 1989. Mr. Wescoe joined Northwestern Mutual in August 1999 as a Vice President and was named Vice President (Northwestern Mutual Investment Services) in March 2000. From 1994 to 1999, Mr. Wescoe was employed with Manpower, Inc. as Vice President and General Counsel. Mr. Robinson joined Northwestern Mutual in February 2001 as Senior Vice President (Investment Products and Services). Prior thereto he was with AIG, Global Retirement Services Division as Chief Marketing Officer and Senior Vice President from 1999 to 2000. From 1980 to 1999, Mr. Robinson served in various positions of increasing responsibility with VALIC/American General Group, most recently as Senior Vice President, Institutional Marketing.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Northwestern Mutual's subsidiary, NMIS, serves as the investment advisor to the Series Fund. Northwestern Mutual is party to investment advisory agreements with the Series Fund. The Board of the Series Fund approved the continuation of the investment advisory agreements during 2000. Various Trustees and Executive Officers of Northwestern Mutual serve as directors and officers of the Series Fund and may be deemed to have a direct or indirect material interest in the existence of the investment advisory agreements.

         Northwestern Mutual's subsidiary, Frank Russell, provides the Russell Funds and its investment adviser, Frank Russell Investment Management Company ("FRIMCo"), a subsidiary of Frank Russell, with asset management consulting services that it provides to its other consulting clients. The Russell Funds do not compensate Frank Russell for these services. FRIMCo is party to an investment advisory agreement with the Russell Funds, the renewal of which was approved in 2000. Certain Trustees and Executive Officers of Northwestern Mutual serve as directors of Frank Russell and may be deemed to have a direct or indirect material interest in the existence of the investment management agreement.

         Various Trustees and Executive Officers of Northwestern Mutual have securities accounts with Baird and effected transactions through such accounts during the fiscal year, including transactions in mutual funds sponsored by Frank Russell.

         Trustees and executive officers of Northwestern Mutual (and their family members and associates) own insurance policies and/or other contracts issued by Northwestern Mutual or an insurance affiliate in the ordinary course of business. Loans are made to Northwestern Mutual's Trustees and Executive Officers (and their family members and associates) in accordance with the provisions of insurance policies or other contracts which they may own. Such loans are made in the ordinary course of business and are administered solely in accordance with the terms of such policies.

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

         Peter M. Sommerhauser, a Northwestern Mutual Trustee since May 1999, is a Shareholder, Vice President and a Member of the Management Committee of Godfrey & Kahn, S.C. Godfrey & Kahn provided a de minimis amount of legal services to Northwestern Mutual during 2000 with respect to a matter that dates to 1996, when the firm was retained by Northwestern Mutual.

         Mr. Sommerhauser is the beneficial owner of approximately 12.1% of the outstanding common stock of Kohl's Corporation, primarily by virtue of his serving as a trustee of several trusts for the benefit of the families of current and former executive officers of Kohl's Corporation and as a director of charitable foundations established by executive officers of Kohl's Corporation. While Mr. Sommerhauser has sole or shared voting and investment power over such shares held in the trusts and foundations, he has no pecuniary interest in those shares. In 1994, a number of years prior to Mr. Sommerhauser becoming a Northwestern Mutual Trustee, Northwestern Mutual lent (as part of its normal portfolio investment activities) to Kohl's Department Stores, Inc., a subsidiary of Kohl's Corporation, $40,000,000 and received a 6.57% Senior Note, guaranteed by Kohl's Corporation, due March 31, 2004. The principal amount of such indebtedness was reduced to $33,333,333 during 2000, which remains outstanding at March 1, 2001.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                PAGE

         (a)   Financial Statements and Exhibits
                 (1)   NML Variable Annuity Account A (in Part II, Item 8)............    16
                       Statement of Assets and Liabilities at December 31, 2000
                       and 1999
                       Statement of Operations for years ended December 31,
                       2000, 1999 and 1998
                       Statement of Changes in Equity for years ended December
                       31, 2000, 1999 and 1998
                       Notes to Financial Statements
                       Report of Independent Accountants

                 (2)   NML Variable Annuity Account C (in Part II, Item 8)............    23
                       Statement of Assets and Liabilities at December 31, 2000 and 1999
                       Statement of Operations for years ended December
                       31, 2000, 1999 and 1998
                       Statement of Changes in Equity for years ended
                       December 31, 2000, 1999 and 1998
                       Notes to Financial Statements
                       Report of Independent Accountants

                 (3)   The Northwestern Mutual Life Insurance Company.................    38
                       Immediately following this page are:
                       Report of Independent Accountants
                       Consolidated Statement of Financial Position at
                       December 31, 2000 and 1999
                       Consolidated Statement of Operations for years ended
                       December 31, 2000, 1999 and 1998
                       Consolidated Statement of Changes in Surplus for years ended
                       December 31, 2000, 1999 and 1998
                       Consolidated Statement of Cash Flows for years ended
                       December 31, 2000, 1999 and 1998
                       Notes to Consolidated Statutory Financial Statements

         (b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2000.

         (c)           See Index to Exhibits on page 53, which is incorporated
                       herein by reference............................................    53

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees and Policyowners of The Northwestern Mutual Life Insurance Company


We have audited the accompanying consolidated statement of financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, of changes in surplus and of cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company prepared these consolidated financial statements using accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (statutory basis of accounting), which practices differ from accounting principles generally accepted in the United States of America. Accordingly, the consolidated financial statements are not intended to represent a presentation in accordance with generally accepted accounting principles. The effects on the consolidated financial statements of the variances between the statutory basis of accounting and generally accepted accounting principles, although not reasonably determinable, are presumed to be material.

In our opinion, the consolidated financial statements audited by us (1) do not present fairly in conformity with generally accepted accounting principles, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2000 and 1999, or the results of their operations or their cash flows for each of the three years in the period ended December 31, 2000 because of the effects of the variances between the statutory basis of accounting and generally accepted accounting principles referred to in the preceding paragraph, and (2) do present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, on the basis of accounting described in Note 1.


/s/ PRICEWATERHOUSECOOPERS LLP

January 23, 2001

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(IN MILLIONS)


                                                              DECEMBER 31,
                                                          2000            1999
ASSETS
Bonds                                                    $40,607         $36,792
Common and preferred stocks                                6,216           7,108
Mortgage loans                                            14,431          13,416
Real estate                                                1,627           1,666
Policy loans                                               8,504           7,938
Other investments                                          4,508           3,443
Cash and temporary investments                             1,217           1,159
                                                         -------         -------

Total investments                                         77,110          71,522

Due and accrued investment income                          1,008             893
Deferred premium and other assets                          1,510           1,409
Separate account assets                                   12,497          12,161
                                                         -------         -------

Total assets                                             $92,125         $85,985
                                                         =======         =======

LIABILITIES AND SURPLUS

Reserves for policy benefits                             $62,816         $57,992
Policyowner dividends payable                              3,350           3,100
Interest maintenance reserve                                 378             491
Asset valuation reserve                                    2,298           2,371
Income taxes payable                                       1,228           1,192
Other liabilities                                          3,662           3,609
Separate account liabilities                              12,497          12,161
                                                         -------         -------

Total liabilities                                         86,229          80,916

Surplus                                                    5,896           5,069
                                                         -------         -------

Total liabilities and surplus                            $92,125         $85,985
                                                         =======         =======


    The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(IN MILLIONS)


                                                                      FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                          2000               1999              1998
                                                        ---------------------------------------------
Revenue
Premiums                                                $ 8,925            $ 8,344            $ 8,021
Net investment income                                     5,339              4,766              4,536
Other income                                              1,118                970                922
                                                        ---------------------------------------------

Total revenue                                            15,382             14,080             13,479
                                                        ---------------------------------------------

Benefits and expenses
Benefit payments to policyowners and beneficiaries        4,541              4,023              3,602
Net additions to policy benefit reserves                  4,815              4,469              4,521
Net transfers to separate accounts                          469                516                564
                                                        ---------------------------------------------

Total benefits                                            9,825              9,008              8,687

Operating expenses                                        1,416              1,287              1,297
                                                        ---------------------------------------------

Total benefits and expenses                              11,241             10,295              9,984
                                                        ---------------------------------------------

Gain from operations before dividends and taxes           4,141              3,785              3,495

Policyowner dividends                                     3,334              3,091              2,869
                                                        ---------------------------------------------

Gain from operations before taxes                           807                694                626
Income tax expense                                          125                203                301
                                                        ---------------------------------------------

Net gain from operations                                    682                491                325
Net realized capital gains                                1,147                846                484
                                                        ---------------------------------------------

Net income                                              $ 1,829            $ 1,337            $   809
                                                        =============================================



    The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF CHANGES IN SURPLUS (IN MILLIONS)


                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                           2000               1999               1998
                                                         -----------------------------------------------
Beginning of year balance                                $ 5,069             $ 4,741             $ 4,101

Net income                                                 1,829               1,337                 809

(Decrease) increase in net unrealized gains               (1,043)                213                (147)

Decrease (increase) in asset valuation reserve                73                (377)                (20)

  Charge-off of goodwill (Note 7)                            (12)               (842)                 --

Other, net                                                   (20)                 (3)                 (2)
                                                         -------             -------             -------

Net increase in surplus                                      827                 328                 640
                                                         -------             -------             -------

End of year balance                                      $ 5,896             $ 5,069             $ 4,741
                                                         =======             =======             =======


    The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS (IN MILLIONS)


                                                                               FOR THE YEAR ENDED
                                                                                  DECEMBER 31,
                                                                       2000          1999           1998
                                                                    --------------------------------------
Cash flows from operating activities
Insurance and annuity premiums                                      $  7,051       $  6,585        $ 6,405
Investment income received                                             5,000          4,476          4,216
Disbursement of policy loans, net of repayments                         (566)          (358)          (416)
Benefits paid to policyowners and beneficiaries                       (4,739)        (4,199)        (3,740)
Net transfers to separate accounts                                      (469)          (516)          (564)
Operating expenses and taxes                                          (1,845)        (1,699)        (1,749)
Other, net                                                               224            (56)           (83)
                                                                    --------------------------------------

Net cash provided by operating activities                              4,656          4,233          4,069
                                                                    --------------------------------------

Cash flows from investing activities
Proceeds from investments sold or matured
Bonds                                                                 29,539         20,788         28,720
Common and preferred stocks                                            9,437         13,331         10,359
Mortgage loans                                                         1,198          1,356          1,737
Real estate                                                              302            216            159
Other investments                                                        659            830            768
                                                                    --------------------------------------

                                                                      41,135         36,521         41,743
                                                                    --------------------------------------

Cost of investments acquired
Bonds                                                                 33,378         22,849         30,873
Common and preferred stocks                                            8,177         13,794          9,642
Mortgage loans                                                         2,261          2,500          3,135
Real estate                                                              224            362            268
Other investments                                                      1,535          1,864            567
                                                                    --------------------------------------

                                                                      45,575         41,369         44,485
                                                                    --------------------------------------

Net (decrease) increase due to securities lending and other             (158)           499           (624)
                                                                    --------------------------------------

Net cash used in investing activities                                 (4,598)        (4,349)        (3,366)
                                                                    --------------------------------------

Net increase (decrease) in cash and temporary investments                 58           (116)           703

Cash and temporary investments, beginning of year                      1,159          1,275            572
                                                                    --------------------------------------

Cash and temporary investments, end of year                         $  1,217       $  1,159        $ 1,275
                                                                    ======================================

    The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS DECEMBER 31, 2000, 1999 AND 1998


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

    The consolidated financial statements have been prepared using accounting policies prescribed or permitted by the Office of the Commissioner of Insurance ("OCI") of the State of Wisconsin ("statutory basis of accounting").

    In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. Codification provides guidance regarding matters where statutory accounting has been silent and changes current statutory accounting regarding some matters. The OCI has adopted Codification effective January 1, 2001. The effect of adoption on the Company's statutory surplus is expected to be an increase, primarily as a result of deferred tax accounting and investment valuations.

    Financial statements prepared on the statutory basis of accounting vary from financial statements prepared on the basis of generally accepted accounting principles ("GAAP") primarily because on a GAAP basis: (1) policy acquisition costs are deferred and amortized, (2) investment valuations and insurance reserves are based on different assumptions, (3) funds received under deposit-type contracts are not reported as premium revenue, (4) deferred taxes are provided for temporary differences between book and tax basis of certain assets and liabilities and (5) majority-owned non-insurance subsidiaries are consolidated. The effects on the financial statements of the differences between the statutory basis of accounting and GAAP are material to the Company.

    The preparation of financial statements in conformity with the statutory basis of accounting requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual future results could differ from these estimates.

    INVESTMENTS
    The Company's investments are valued on the following bases:

    Bonds                              -   Amortized cost using the interest
                                           method; loan-backed and structured
                                           securities are amortized using
                                           estimated prepayment rates and,
                                           generally, the prospective adjustment
                                           method
    Common and preferred stocks        -   Common stocks are carried at fair
                                           value, preferred stocks are generally
                                           carried at lower of cost or market,
                                           and unconsolidated subsidiaries and
                                           affiliates are recorded using the
                                           equity method
    Mortgage loans                     -   Amortized cost
    Real estate                        -   Lower of cost (less depreciation and
                                           encumbrances) or estimated net
                                           realizable value
    Policy loans                       -   Unpaid principal balance, which
                                           approximates fair value
    Other investments                  -   Consists primarily of joint venture
                                           investments which are valued at
                                           equity in ventures' net assets
    Cash and temporary investments     -   Amortized cost, which approximates
                                           fair value


    TEMPORARY INVESTMENTS
    Temporary investments consist of debt securities that have maturities of one year or less at acquisition.

     NET INVESTMENT INCOME AND CAPITAL GAINS
     Net investment income includes interest and dividends received or due and accrued on investments, equity in unconsolidated subsidiaries and affiliates' earnings and the Company's share of joint venture income. Net investment income is reduced by investment management expenses, real estate depreciation, depletion related to energy assets and costs associated with securities lending.

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

     ASSET VALUATION RESERVE
     The Company is required to maintain an asset valuation reserve ("AVR"). The AVR establishes a general reserve for invested asset valuation using a formula prescribed by state regulations. The AVR is designed to stabilize surplus against potential declines in the value of investments. Increases or decreases in AVR are recorded directly to surplus.

     SEPARATE ACCOUNTS
     Separate account assets and related policy liabilities represent the segregation of funds deposited by variable life insurance and annuity policyowners. Policyowners bear the investment performance risk associated with variable products. Separate account assets are invested at the direction of the policyowner in a variety of Company-managed mutual funds. Variable product policyowners also have the option to invest in a fixed interest rate annuity in the general account of the Company. Separate account assets are reported at fair value.

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

     BENEFIT PAYMENTS TO POLICYOWNERS AND BENEFICIARIES
     Benefit payments to policyowners and beneficiaries include death, surrender, annuity and disability benefits, matured endowments and supplementary contract payments.

     RESERVES FOR POLICY BENEFITS
     Reserves for policy benefits are determined using actuarial estimates based on mortality and morbidity experience tables and valuation interest rates prescribed by the OCI. (See Note 3.)

     POLICYOWNER DIVIDENDS
     Almost all life insurance policies, and certain annuity and disability income policies issued by the Company are participating. Annually, the Company's Board of Trustees approves dividends payable on participating policies in the following fiscal year, which are accrued and charged to operations when approved. Participating policy owners generally have the option to direct their dividends to be paid in cash, used to reduce future premiums due, or used to purchase additional insurance. The vast majority of dividends are used by policy owners to purchase additional insurance and are reported as premiums in the Statement of Operations. These dividends are reported as a reduction of premium cash inflow in the Statement of Cash Flows.

2.   INVESTMENTS

     DEBT SECURITIES
     Debt securities consist of all bonds and fixed-maturity preferred stocks. The estimated fair values of debt securities are based upon quoted market prices, if available. For securities not actively traded, fair values are estimated using independent pricing services or internally developed pricing models.

     Statement value, which principally represents amortized cost, and estimated fair value of the Company's debt securities at December 31, 2000 and 1999 were as follows:


     December 31, 2000                                        Reconciliation to Estimated Fair Value
     -----------------                           -----------------------------------------------------------------
     (in millions)                                                     Gross          Gross          Estimated
                                                    Statement       Unrealized      Unrealized          Fair
                                                      Value            Gains          Losses           Value
                                                 ----------------  -------------  --------------  ----------------
     U.S. Government and political obligations   $          3,761  $         279  $          (48) $          3,992
     Mortgage-backed securities                             9,551            242             (50)            9,743
     Corporate and other debt securities                   27,295            536            (940)           26,891
                                                 ----------------  -------------  --------------  ----------------
                                                           40,607          1,057          (1,038)           40,626
     Preferred stocks                                         257             11              (1)              267
                                                 ----------------  -------------  --------------  ----------------
     Total                                       $         40,864  $       1,068  $       (1,039) $         40,893
                                                 ================  =============  ==============  ================



     December 31, 1999                                        Reconciliation to Estimated Fair Value
     -----------------                           -----------------------------------------------------------------
     (in millions)                                                     Gross          Gross          Estimated
                                                    Statement       Unrealized      Unrealized          Fair
                                                      Value            Gains          Losses           Value
                                                 ----------------  -------------  -------------   ----------------
     U.S. Government and political obligations   $          3,855  $          72  $        (167)  $          3,760
     Mortgage-backed securities                             7,736             65           (256)             7,545
     Corporate and other debt securities                   25,201            249         (1,088)            24,362
                                                 ----------------  ------------- --------------   ----------------
                                                           36,792            386         (1,511)            35,667
     Preferred stocks                                          85              2             --                 87
                                                 ----------------  ------------- --------------   ----------------
     Total                                       $         36,877  $         388 $       (1,511)  $         35,754
                                                 ================  ============= ==============   ================


     The statement value and estimated fair value of debt securities by contractual maturity at December 31, 2000 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                             Statement         Estimated
                                                               Value          Fair Value
                                                                   (in millions)
                                                           ------------------------------
     Due in one year or less                               $         566    $         570
     Due after one year through five years                         6,173            6,100
     Due after five years through ten years                       12,871           12,789
     Due after ten years                                          11,703           11,691
                                                           -------------    -------------
                                                                  31,313           31,150
     Mortgage-backed securities                                    9,551            9,743
                                                           -------------    -------------
                                                           $      40,864    $      40,893
                                                           =============    =============

     STOCKS
     The estimated fair values of common and perpetual preferred stocks are based upon quoted market prices, if available. For securities not actively traded, fair values are estimated using independent pricing services or internally developed pricing models.

     The adjusted cost of common and preferred stock held by the Company at December 31, 2000 and 1999 was $4.7 billion and $4.9 billion, respectively.

     MORTGAGE LOANS AND REAL ESTATE
     Mortgage loans are collateralized by properties located throughout the United States and Canada. The Company attempts to minimize mortgage loan investment risk by diversification of geographic locations and types of collateral properties.

     The fair value of mortgage loans as of December 31, 2000 and 1999 was $14.7 billion and $13.2 billion, respectively. The fair value of the mortgage loan portfolio is estimated by discounting the future estimated cash flows using current interest rates of debt securities with similar credit risk and maturities, or utilizing net realizable values.

     At December 31, 2000 and 1999, real estate includes $29 million and $39 million, respectively, acquired through foreclosure and $109 million and $114 million, respectively, of home office real estate.

     REALIZED AND UNREALIZED GAINS AND LOSSES
     Realized investment gains and losses for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                     For the year ended                For the year ended              For the year ended
                                     December 31, 2000                 December 31, 1999               December 31, 1998
                                ---------------------------------------------------------------------------------------------------
                                                        Net                               Net                                 Net
                                                      Realized                          Realized                           Realized
                                Realized   Realized    Gains      Realized    Realized   Gains     Realized    Realized      Gains
                                  Gains     Losses    (Losses)     Gains       Losses   (Losses)    Gains       Losses     (Losses)
                                                               (in millions)
                                ---------------------------------------------------------------------------------------------------
     Bonds                       $  369    $ (416)    $  (47)     $  219      $ (404)    $ (185)    $  514      $ (231)    $  283
     Common and preferred
     stocks                       1,534      (333)     1,201       1,270        (255)     1,015        885        (240)       645
     Mortgage loans                  --       (25)       (25)         22         (12)        10         18         (11)         7
     Real estate                    101        --        101          92          --         92         41          --         41
     Other invested assets          395      (177)       218         308        (189)       119        330        (267)        63
                                -------    ------     ------      ------      ------     ------     ------      ------     ------
                                  2,399      (951)     1,448       1,911        (860)     1,051      1,788        (749)     1,039
                                -------    ------     ------      ------      ------     ------     ------      ------     ------
     Less: Capital gains taxes                           353                                244                               358
     Less: IMR (losses) gains                            (52)                               (39)                              197
                                                      ------                             ------                            ------
     Net realized capital gains                       $1,147                             $  846                            $  484
                                                      ======                             ======                            ======


     Changes in net unrealized investment gains and losses for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                                        For the year ended
                                                            December 31,
                                                 2000           1999           1998
                                                           (in millions)
                                               -------------------------------------
    Bonds                                      $  (208)         $ (178)       $  (97)
    Common and preferred Stock                    (851)            415            29
    Mortgage loans                                  (2)            (10)          (16)
    Real estate                                     (4)             (2)           --
    Other                                           22             (12)          (63)
                                               -------          ------        ------
                                               $(1,043)         $  213        $ (147)
                                               =======          ======        ======

    SECURITIES LENDING
    The Company has entered into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis in the form of either cash or securities. Collateral assets received and related liability due to counterparties of $1.4 billion and $2.1 billion, respectively, are included in the consolidated statements of financial position at December 31, 2000 and 1999, and approximate the statement value of securities loaned at those dates.

    DERIVATIVE FINANCIAL INSTRUMENTS
    In the normal course of business, the Company enters into transactions to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and market volatility. These hedging strategies include the use of forwards, futures, options, floors and swaps.

    The Company held the following positions for hedging purposes at December 31, 2000 and 1999:


    Derivative Financial Instrument      Notional Amounts              Risks Reduced
                                          (in millions)
                                           December 31,
                                       2000           1999
    ----------------------------------------------------------------------------------------------
    Forward Contracts              $   1,203        $    967    Currency exposure on foreign-
                                                                denominated investments and future
                                                                commitments.
    Common Stock Futures and Swaps       565             620    Stock market price fluctuation.
    Bond Futures                          --              50    Bond market price fluctuation.
    Options to acquire Interest          452             419    Interest rates payable on certain
    Rate Swaps                                                  annuity and insurance contracts.
    Foreign Currency and
    Interest Rate Swaps                  200             203    Interest rates on variable rate
                                                                notes and currency exposure on
                                                                foreign-denominated bonds.
    Default Swaps                         52              52    Default exposure on certain bond
                                                                investments.
    Interest rate floors                 525              --    Interest rates payable on certain
                                                                annuity contracts.

    The notional or contractual amounts of derivative financial instruments are used to denominate these types of transactions and do not represent the amounts exchanged between the parties.

    In addition to the use of derivatives for hedging purposes, equity swaps were held for investment purposes during 2000 and 1999. The notional amount of equity swaps outstanding at December 31, 2000 and 1999 was $0 and $136 million, respectively.

    Foreign currency forwards, foreign currency swaps, stock futures and equity swaps are reported at fair value. Resulting gains and losses on these contracts are unrealized until expiration of the contract. Fair valuation adjustments for interest rate swaps, bond futures and options to acquire interest rate swaps are deferred to IMR. Changes in the value of derivative instruments are expected to offset gains and losses on the hedged investments. During 2000, 1999 and 1998, net realized and unrealized gains on investments were partially offset by net realized gains (losses) of $117 million, $(55) million and $(104) million, respectively, and net unrealized gains (losses) of $42 million, $17 million and $(58) million, respectively, on derivative instruments.

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

4.  EMPLOYEE AND AGENT BENEFIT PLANS

    The Company sponsors noncontributory defined benefit retirement plans for all eligible employees and agents. The expense associated with these plans is generally recorded by the Company in the period contributions are funded. As of January 1, 2000, the most recent actuarial valuation date available, the qualified defined benefit plans were fully funded. The Company recorded a liability of $122 million and $109 million for nonqualified defined benefit plans at December 31, 2000 and 1999, respectively. In addition, the Company has a contributory 401(k) plan for eligible employees and a noncontributory defined contribution plan for all full-time agents. The Company's contributions are expensed in the period contributions are made to the plans. The Company recorded $32 million, $31 million and $29 million of total expense related to its defined benefit and defined contribution plans for the years ended December 31, 2000, 1999 and 1998, respectively. The defined benefit and defined contribution plans' assets of $2.3 billion and $2.2 billion at December 31, 2000 and 1999, respectively, were primarily invested in the separate accounts of the Company.

    In addition to pension and retirement benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while working for the Company. Postretirement benefit costs for the years ended December 31, 2000, 1999 and 1998 were a net expense of $6.8 million, $5.0 million and $1.8 million, respectively.


                                                               December 31,             December 31,
                                                                  2000                      1999
                                                              -------------            -------------
         Unfunded postretirement benefit obligation
         for retirees and other fully eligible employees      $47 million              $40 million
         (Accrued in statement of financial position)

         Estimated postretirement benefit obligation
         for active non-vested employees (Not accrued
         until employee vests)                                $76 million              $68 million

         Discount rate                                        7%                       7%

         Health care cost trend rate                          10% to an ultimate       10% to an ultimate
                                                              5%, declining 1%         5%, declining 1%
                                                              for 5 years              for 5 years

    If the health care cost trend rate assumptions were increased by 1%, the accrued postretirement benefit obligation as of December 31, 2000 and 1999 would have been increased by $7 million and $6 million, respectively.

    At December 31, 2000 and 1999, the recorded postretirement benefit obligation was reduced by $22 million and $28 million, respectively, for health care benefit plan assets. These assets were primarily invested in the separate accounts of the Company.

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

    The amounts shown in the accompanying consolidated financial statements are net of reinsurance. Reserves for policy benefits at December 31, 2000 and 1999 were reported net of ceded reserves of $663 million and $584 million, respectively. The effect of reinsurance on premiums and benefits for the years ended December 31, 2000, 1999 and 1998 was as follows:


                                                               2000            1999         1998
                                                                           (in millions)
                                                             -------------------------------------
     Direct premiums                                         $  9,419        $  8,785      $ 8,426
     Premiums ceded                                              (494)           (441)        (405)
                                                             -------------------------------------
     Net premiums                                            $  8,925        $  8,344      $ 8,021
                                                             =====================================
     Benefits to policyowners and beneficiaries              $ 10,063        $  9,205      $ 8,869
     Benefits ceded                                              (238)           (197)        (182)
                                                             -------------------------------------
     Net benefits to policyowners and beneficiaries          $  9,825        $  9,008      $ 8,687
                                                             =====================================

    In addition, the Company received $146 million, $133 million and $121 million for the years ended December 31, 2000, 1999 and 1998, respectively, from reinsurers representing allowances for reimbursement of commissions and other expenses. These amounts are included in other income in the consolidated statement of operations.

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

    The Company's effective tax rate on gains from operations before taxes for the years ended December 31, 2000, 1999 and 1998 was 16%, 29%, and 48% respectively. In 2000 and 1999, the effective rates were less than the federal corporate rate of 35% due primarily to differences between book and tax investment income and, in 2000, prior year adjustments. In 1998, the effective rate was greater than 35% due primarily to the equity tax and DAC tax.

7.  RELATED PARTY TRANSACTIONS

    The Company acquired Frank Russell Company ("Frank Russell") effective January 1, 1999 for a purchase price of approximately $955 million. Frank Russell is a leading investment management and consulting firm, providing investment advice, analytical tools and investment vehicles to institutional and individual investors in more than 30 countries. This investment is accounted for using the equity method and is included in common stocks in the consolidated statement of financial position. In 2000 and 1999, the Company charged-off directly from surplus approximately $12 million and $842 million respectively, representing the goodwill associated with the acquisition. The Company has received permission from the OCI for this charge-off. The Company has unconditionally guaranteed certain debt obligations of Frank Russell, including $350 million of senior notes and up to $150 million of other credit facilities.

    During 2000 and 1999, the Company transferred appreciated equity investments to wholly-owned subsidiaries as a capital contribution to the subsidiaries. Realized capital gains of $220 million and $287 million for 2000 and 1999, respectively, were recorded on this transaction, based on the fair value of the assets upon transfer.

8.  CONTINGENCIES

    The Company has guaranteed certain obligations of its affiliates. These guarantees totaled approximately $101 million at December 31, 2000 and are generally supported by the underlying net asset values of the affiliates. In addition, the Company routinely makes commitments to fund mortgage loans or other investments in the normal course of business. These commitments aggregated to $1.8 billion at December 31, 2000 and were extended at market interest rates and terms.

    The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, any losses resulting from such actions would not have a material effect on the Company's results of operations or financial position.

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


                                    THE NORTHWESTERN MUTUAL LIFE
                                        INSURANCE COMPANY
                                    In respect of NML Variable Annuity Account A
                                        and NML Variable Annuity Account C
                                                      (Registrant)

                                    By  /s/ James D. Ericson
                                        ----------------------------------------
                                        James D. Ericson
                                        Chairman and Chief Executive Officer

Date:  March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                              TITLE
                                                              -----
              /s/ JAMES D. ERICSON                   Trustee, Chairman and
              --------------------                   Chief Executive Officer
              James D. Ericson

              /s/ GARY A. POLINER                    Senior Vice President and
              -------------------                    Chief Financial Officer
              Gary A. Poliner

              /s/ GARY E. LONG                       Vice President and
              ----------------                       Controller
              Gary E. Long

              R. QUINTUS ANDERSON*                   Trustee
              --------------------
              R. Quintus Anderson

              EDWARD E. BARR*                        Trustee
              ---------------
              Edward E. Barr

              GORDON T. BEAHAM, III*                 Trustee
              ----------------------
              Gordon T. Beaham, III

              ROBERT C. BUCHANAN*                    Trustee
              -------------------
              Robert C. Buchanan

              GEORGE A. DICKERMAN*                   Trustee
              --------------------
              George A. Dickerman

              PIERRE S. DU PONT*                     Trustee
              ------------------
              Pierre S. du Pont

              J. E. GALLEGOS*                        Trustee
              ---------------
              J. E. Gallegos

              STEPHEN N. GRAFF*                      Trustee
              -----------------
              Stephen N. Graff

              PATRICIA ALBJERG GRAHAM*               Trustee
              ------------------------
              Patricia Albjerg Graham


              ----------------                       Trustee
              James P. Hackett

              STEPHEN F. KELLER*                     Trustee
              ------------------
              Stephen F. Keller

              BARBARA A. KING*                       Trustee
              ----------------
              Barbara A. King

              J. THOMAS LEWIS*                       Trustee
              ----------------
              J. Thomas Lewis

              DANIEL F. McKEITHAN, JR.*              Trustee
              -------------------------
              Daniel F. McKeithan, Jr.

              GUY A. OSBORN*                         Trustee
              --------------
              Guy A. Osborn


              ------------------                     Trustee
              Timothy D. Proctor

              H. MASON SIZEMORE, JR.*                Trustee
              -----------------------
              H. Mason Sizemore, Jr.

              HAROLD B. SMITH*                       Trustee
              ----------------
              Harold B. Smith

              SHERWOOD H. SMITH, JR.*                Trustee
              -----------------------
              Sherwood H. Smith, Jr.

              PETER M. SOMMERHAUSER*                 Trustee
              ----------------------
              Peter M. Sommerhauser

              JOHN E. STEURI*                        Trustee
              ---------------
              John E. Steuri

              JOHN J. STOLLENWERK*                   Trustee
              --------------------
              John J. Stollenwerk

              BARRY L. WILLIAMS*                     Trustee
              ------------------
              Barry L. Williams

              KATHRYN D. WRISTON*                    Trustee
              -------------------
              Kathryn D. Wriston

              EDWARD J. ZORE*                        Trustee
              ---------------
              Edward J. Zore

Each of the above signatures is affixed as of March 23, 2001

*By /s/ JAMES D. ERICSON
    -------------------------------------------------
      James D. Ericson, Attorney in Fact, pursuant to
      the Power of Attorney attached as exhibit 24.1
      hereto.

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

  3.3 Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company creating "Northwestern Mutual Variable Annuity Account A". (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-22455, CIK 0000790162, dated February 27, 1997, and is incorporated herein by reference.)

  3.4 Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company creating Separate Account C. (This exhibit was filed in electronic format with the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of The Northwestern Mutual Life Insurance Company in respect of NML Variable Annuity Account A and NML Variable Annuity Account C, dated March 28, 2000 ("1999 Form 10-K"), and is incorporated herein by reference.)

  3.5 Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company to use Separate Account C to facilitate the issuance and maintenance of the Contracts and renaming the Account "NML Variable Annuity Account C". (This exhibit was filed in electronic format with the 1999 Form 10-K and is incorporated herein by reference.)

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

  10.11 Application Form for Group Combination Annuity Contract, included in Exhibit 10.10 above.

   21.1     Subsidiaries of The Northwestern Mutual Life Insurance
            Company                                                        55

   24.1     Power of Attorney                                              57