Form 10-K405
period 2001-12-31
NORTHWESTERN MUTUAL LIFE INSURANCE CO; NML VARIABLE ANNUITY ACCT C OF NORTHWESTERN MUT LIFE INS CO; NML VARIABLE ANNUITY ACCOUNT A
filed 2002-03-29
CIK 73076, 790163, 790162

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                COMMISSION FILE NUMBERS 333-72913 AND 2-89905-01

                          THE NORTHWESTERN MUTUAL LIFE
                                INSURANCE COMPANY

  IN RESPECT OF NML VARIABLE ANNUITY ACCOUNT A & NML VARIABLE ANNUITY ACCOUNT C
             (Exact name of registrant as specified in its charter)

                WISCONSIN                                       39-0509570
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

        720 EAST WISCONSIN AVENUE
          MILWAUKEE, WISCONSIN                                     53202
(Address of principal executive offices)                        (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 414/271-1444

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                                 WHICH REGISTERED

                NONE                                               NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

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

                                      NONE

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                       IN RESPECT OF NML VARIABLE ANNUITY
                  ACCOUNT A AND NML VARIABLE ANNUITY ACCOUNT C
                                    FORM 10-K

                                     PART I

ITEM 1. BUSINESS

      Accounts A & C

      NML Variable Annuity Account A ("Account A") and NML Variable Annuity Account C ("Account C") are segregated asset accounts of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual") formed to provide retirement annuity benefits for (i) self-employed individuals (and their eligible employees) who adopt plans ("HR-10 Plans") meeting the requirements of Sections 401 or 403(a) of the Internal Revenue Code of 1986, as amended (the "Code") and (ii) employees of corporate employers who adopt pension or profit sharing plans meeting the requirements of
      Section 401(a) of the Code, or annuity purchase plans meeting the requirements of Section 403(a) of the Code (collectively, "Corporate Plans"). Account A receives payments under individual variable annuity contracts issued by Northwestern Mutual in connection with HR-10 Plans and Corporate Plans. Account C receives payments under group combination variable annuity contracts issued by Northwestern Mutual in connection with HR-10 Plans and Corporate Plans. The variable annuity contracts issued by Northwestern Mutual in connection with HR-10 Plans and Corporate Plans are hereinafter referred to as the "Contracts." Account A and Account C were established on February 14, 1968 and July 22, 1970, respectively, by action of the Board of Trustees of Northwestern Mutual in accordance with the provisions of Wisconsin insurance law. Neither Account A nor Account C is registered as an investment company under the Investment Company Act of 1940.

      The Contracts provide for the accumulation of funds and the payment of retirement benefits to participants and their beneficiaries ("Annuitants"). Account A and Account C each have 20 divisions. Money invested to provide variable benefits under the Contracts is placed in one or more divisions of the applicable Account which are in turn invested in 15 portfolios of Northwestern Mutual Series Fund, Inc. (Small Cap Growth Stock Portfolio, T. Rowe Price Small Cap Value Portfolio, Aggressive Growth Stock Portfolio, International Growth Portfolio, Franklin Templeton International Equity Portfolio, Index 400 Stock Portfolio, Growth Stock Portfolio, J. P. Morgan Select Growth and Income Stock Portfolio, Capital Guardian Domestic Equity Portfolio, Index 500 Stock Portfolio, Asset Allocation Portfolio, Balanced Portfolio, High Yield Bond Portfolio, Select Bond Portfolio and Money Market Portfolio) and 5 funds of Russell Insurance Funds (Multi-Style Equity Fund, Aggressive Equity Fund, Non-U.S. Fund, Real Estate Securities Fund and Core Bond Fund), each of which corresponds to one of the Account divisions, all as directed by the Annuitant. Northwestern Mutual Series Fund, Inc. and Russell Insurance Funds, which are affiliates of Northwestern Mutual, are registered as investment companies under the Investment Company Act of 1940. The Contracts are sold through individuals who, in addition to being licensed insurance agents of Northwestern Mutual, are registered representatives of Northwestern Mutual Investment Services, LLC ("NMIS"), a wholly-owned company of Northwestern Mutual and a registered broker-dealer under the Securities Exchange Act of 1934.

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

      Northwestern Mutual

      Founded in 1857, Northwestern Mutual is a mutual insurance company organized under the laws of the State of Wisconsin. Northwestern Mutual's products consist of a complete range of permanent and term life insurance, disability income insurance and annuities for the personal, business, estate planning and pension markets. Mutual funds, equity and debt securities, long-term care insurance and trust services are offered and/or sold through subsidiaries. Northwestern Mutual markets its insurance products and services in all 50 states of the United States and in the District of Columbia through an exclusive network of approximately 7,800 financial representatives at December 31, 2001 associated with over 100 general agencies. At December 31, 2001, Northwestern Mutual had approximately 4,100 full- and part-time employees.

      Northwestern Mutual's principal lines of business are: (i) life insurance, which provides a full range of individual life insurance products, including traditional whole life, CompLife, variable life and term policies to meet the needs of middle to upper income individuals, small business owners and professionals, estates and selected large corporations; (ii) disability income insurance, which provides a complete line of individual and group products, including individual non-cancelable, guaranteed renewable loss of earnings, buyout, key person, and short and long-term group coverages, marketed primarily to middle to upper income individuals, professionals, and small- to medium-sized businesses and their owners; (iii) annuity and accumulation products, which provide individual variable, fixed and immediate annuities offered in conjunction with qualified pension plans, retirement plans for self-employed individuals, individual retirement and personal non-tax qualified situations, group annuities and a family of retail mutual funds known as Mason Street Funds, marketed primarily to middle to upper income individuals, small business owners and professionals; and (iv) long-term care insurance, commenced in 1998 with the introduction of the QuietCare product, offered through its subsidiary Northwestern Long Term Care Insurance Company. For the years ended December 31, 2001, 2000, and 1999, Northwestern Mutual had total premiums of $9.4 billion, $8.9 billion, and $8.3 billion, respectively, of which $7.9 billion, $7.3 billion, and $6.8 billion, respectively, was attributable to life insurance, $.06 billion, $0.6 billion, and $0.5 billion, respectively was attributable to disability income insurance and $0.9 billion, $1.0 billion, and $1.0 billion, respectively, was attributable to annuity and accumulation products.

      The life insurance industry is mature and highly competitive. Competitiveness in the life insurance business is affected by various factors including, but not limited to, product quality, financial strength and stability, claims-paying ratings, size and competence of agency force, range of product lines, customer service, and reputation. During 2001, there were more than 1,000 life insurance companies in the United States and many of these companies offer individual life insurance and annuity products similar to those offered by Northwestern Mutual. In addition, Northwestern Mutual competes with banks, brokerage firms, investment advisers, mutual funds and other financial entities for investment and savings customers. In the individual and group disability markets, Northwestern Mutual competes with a limited number of major national and regional companies offering these specialized products. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell life insurance and annuity products, including Northwestern Mutual. Recent United States Supreme Court decisions have expanded the authority of national banks to sell life insurance products and annuities. In addition, legislation to overturn Depression-era restrictions on bank affiliations, the Gramm-Leach-Bliley Act (the "Act"), was signed into law on November 12, 1999, implementing fundamental changes in the regulation of the financial services industry in the U.S. Generally effective March 11, 2000, the Act eliminated certain barriers to and restrictions on affiliations between banks, securities firms and insurance companies that were previously contained in the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended. Under the Act, through the use of two new structures, financial holding companies and financial subsidiaries, qualifying bank holding companies and state and national banks are allowed to provide a wide variety of financial services, including the authority to engage in certain insurance activities (e.g., the sale and, in the case of qualifying bank holding companies only, the underwriting of insurance and annuities). As a result of the Act, among other things, bank holding companies may acquire insurers and insurance holding companies may acquire banks. The Act may change the competitive and regulatory environment in which Northwestern Mutual and its subsidiaries conduct their businesses and may result in additional competition in one or more markets in which they sell their products and services.

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

      Robert W. Baird & Co. Incorporated ("Baird"), a subsidiary of Northwestern Mutual, is an international asset management, investment banking, wealth management and private equity firm with operations in 16 states and five countries. Baird serves individuals, corporations, institutional investors and municipalities as financial advisor, asset manager, equity research specialist, investment banker, private equity and public finance specialist. It is a member of the New York Stock Exchange and other principal exchanges.

      Frank Russell Company ("Russell"), a subsidiary of Northwestern Mutual, is a global investment services firm providing multi-manager investment products and services in more than 35 countries. Together with its subsidiaries, Russell managed $68.5 billion in assets at December 31, 2001 and advises clients representing more than $1.8 trillion worldwide. Frank Russell is also well known for its family of market indices, including the Russell 2000, which provide complete sets of performance benchmarks for investors in Canada, Japan, the United Kingdom and the United States.

      See Item 14 herein for the audited consolidated financial statements of Northwestern Mutual, including footnote 1 thereto which describes changes to statutory accounting rules required to be adopted effective January 1, 2001 that affect the comparability of certain financial information from prior periods.

      Purpose of Annual Report

      This Annual Report on Form 10-K of Northwestern Mutual is filed with respect to its Account A and Account C. While certain information in this Form 10-K relates to Northwestern Mutual as a whole, this Form 10-K is intended to provide information with respect to such Account A and Account C where relevant.

ITEM 2. PROPERTIES

      Account A and Account C own no physical properties. Northwestern Mutual owns and occupies all of the space in its home office complex in Milwaukee, Wisconsin. Northwestern Mutual owns vacant land in Franklin, Wisconsin on which it will construct and occupy an additional home office campus. Until the Franklin Campus is completed, Northwestern Mutual, as lessee, is occupying temporary space in three buildings adjacent to its Milwaukee complex. Northwestern Mutual is the lessee of nine leases covering its real estate regional offices in locations throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

      Neither Account A nor Account C are parties to any pending legal proceedings. Northwestern Mutual is subject to various claims and proceedings, including claims or proceedings related to its investments, that occur in the ordinary course of its business. Based on information currently available to Northwestern Mutual, Northwestern Mutual believes that none of these current claims or proceedings, either individually or in the aggregate, will have a material adverse effect on the financial position of Northwestern Mutual.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      As segregated asset accounts, Account A and Account C do not issue common equity securities. As a mutual life insurance company, Northwestern Mutual does not issue common equity securities.

      The Contracts issued in connection with Account A and Account C, and interests in those Contracts, are offered on a continuous basis to Corporate Plans and HR-10 Plans. The Contracts for Corporate Plans are not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 3(a)(2) thereof. All of the Contracts are offered exclusively by financial representatives of the Northwestern Mutual who are also registered representatives of NMIS.

      During 2001, the following aggregate dollar amounts of such unregistered securities were sold to Corporate Plans, generating the aggregate commissions stated:

                           ACCOUNT A                                                      ACCOUNT C
                           ---------                                                      ---------
           AMOUNT SOLD                   COMMISSIONS                     AMOUNT SOLD                  COMMISSIONS
           -----------                   -----------                     -----------                  -----------

          $33,090,418(A)                  $1,569,278(B)                  $93,337,097(A)               $1,027,006(B)

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

ITEM 6. SELECTED FINANCIAL DATA

      The following tables set forth selected historical financial data for Account A for the five years in the period ended December 31, 2001. The data should be read in conjunction with the financial statements and notes thereto of Account A contained in Item 8 of this Annual Report.

Results of Operations for Account A:
(in thousands)

                                                              2001             2000           1999           1998         1997
                                                              ----             ----           ----           ----         ----
Investment Income
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Small Cap Growth Stock Portfolio**..............    $         1      $     379     $      149           N/A            N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      T. Rowe Price Small Cap Value Portfolio # ......              1            N/A            N/A           N/A            N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Aggressive Growth Stock Portfolio...............         19,094         13,412          2,871     $   3,294      $   5,047
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      International Growth Stock Portfolio #..........              -            N/A            N/A           N/A            N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Franklin Templeton International
      Equity Portfolio ...............................          3,729          3,228          6,194         2,855          1,628
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Index 400 Stock Portfolio**.....................             97            801             30           N/A            N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Growth Stock Portfolio..........................          1,497          1,855          1,225           461            770
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      J.P. Morgan Select Growth and Income
      Stock Portfolio.................................            876          1,774          4,191           294          5,155
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Capital Guardian Domestic Equity
      Stock Portfolio #...............................              1            N/A            N/A           N/A            N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Index 500 Stock Portfolio.......................          5,168          6,161          3,676         4,267          3,230

   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Asset Allocation Portfolio #....................              6            N/A            N/A           N/A            N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Balanced Portfolio..............................         19,440         24,058         34,011        19,089         13,245
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      High Yield Bond Portfolio.......................            529            611            821           951          1,418
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Select Bond Portfolio...........................          1,257          1,463          2,088         1,768          1,557
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Money Market Portfolio..........................          1,067          1,609          1,410         1,254          1,203
   Dividend Income from Russell Insurance
      Funds Multi-Style Equity Fund**.................             91            134             76           N/A            N/A
   Dividend Income from Russell Insurance
      Funds Aggressive Equity Fund**..................              3            261              4           N/A            N/A
   Dividend Income from Russell Insurance
      Funds Non-U.S. Fund**...........................             17            226             37           N/A            N/A
   Dividend Income from Russell Insurance
      Funds Real Estate Securities Fund**.............             93             43             12           N/A            N/A
   Dividend Income from Russell Insurance
      Funds Core Bond Fund**..........................             78             50             22           N/A            N/A
                                                          -----------      ---------     ----------     ---------      ---------
         Total Dividend Income........................         53,045         56,065         56,817        34,233         33,253
   Annuity Rate and Expense Guarantees................          7,425          8,884          8,722         8,067          7,047
                                                          -----------      ---------     ----------     ---------      ---------
   Net Investment Income..............................    $    45,620      $  47,181     $   48,095     $  26,166      $  26,206
                                                          ===========      =========     ==========     =========      =========
Realized and Unrealized Gain (Loss) on Investments
   Realized Gain on Investments.......................    $    15,197      $  56,764     $   51,300     $  37,625      $  23,135
   Unrealized Appreciation/(Depreciation) of
   Investments During the Year........................       (124,257)      (120,838)         9,270        36,250         56,364
                                                          -----------      ---------     ----------     ---------      ---------
      Net Gain/(Loss) on Investments..................       (109,060)       (64,074)        60,570        73,875         79,499
Increase/(Decrease) in Equity Derived from
Investment Activity...................................    $   (63,440)     $ (16,893)    $  108,665     $ 100,041      $ 105,705
                                                          ===========      =========     ==========     =========      =========

**Became an investment option under the Contracts effective April 30, 1999.

# Became an investment option under the Contracts effective July 31, 2001.

      Changes in Equity for Account A:
      (in thousands)

                                                       2001             2000           1999           1998         1997
                                                       ----             ----           ----           ----         ----
Operations
   Net Investment Income......................      $   45,620       $ 47,181      $  48,095      $ 26,166       $ 26,206
   Net Realized Gain .........................          15,197         56,764         51,300        37,625         23,135
   Net Change in Unrealized
   Appreciation/(Depreciation)................        (124,257)      (120,838)         9,270        36,250         56,364
                                                    ----------       --------      ---------      --------       --------
Increase (Decrease) in Equity
   Derived From Investment Activities.........         (63,440)       (16,893)       108,665       100,041        105,705
                                                    ----------       --------      ---------      --------       --------
Equity Transactions
   Contract Owners' Net Payments..............          46,213         54,157         55,489        62,325         61,965
   Annuity Payments...........................          (1,316)        (1,472)        (1,469)       (1,306)        (1,047)
   Surrenders and Other (Net).................         (83,649)      (121,406)      (102,935)      (80,848)       (64,552)
   Transfers from Other Divisions or Sponsor..          83,322        137,543        125,332        95,967         63,046
   Transfers to Other Divisions or Sponsor....         (84,772)      (138,779)      (126,511)      (98,941)       (64,242)
                                                    ----------       --------      ---------      --------       --------
Increase (Decrease) in Equity
   Derived from Equity Transactions...........         (40,202)       (69,957)       (50,094)      (22,803)        (4,830)
                                                    ----------       --------      ---------      --------       --------
   Net Increase/(Decrease) in Equity..........        (103,642)       (86,850)        58,571        77,238        100,875

Equity
Beginning of Year.............................         697,354        784,204        725,633       648,395        547,520
                                                    ----------       --------      ---------      --------       --------
End of Year...................................      $  593,712       $697,354      $ 784,204      $725,633       $648,395
                                                    ==========       ========      =========      ========       ========

      Total Assets of Account A:
      (in thousands)

                                                            2001       2000       1999       1998       1997
                                                            ----       ----       ----       ----       ----
Assets
Investments at Market Value:
   Northwestern Mutual Series Fund, Inc.
      Small Cap Growth Stock Portfolio **..............   $ 15,624   $ 16,293   $  4,847        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      T. Rowe Price Small Cap Value Portfolio # .......        585        N/A        N/A        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      Aggressive Growth Stock Portfolio ...............     77,633    106,815    104,344   $ 87,973   $ 89,429
   Northwestern Mutual Series Fund, Inc.
      International Growth Stock Portfolio # ..........        157        N/A        N/A        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      Franklin Templeton International Equity Portfolio     30,810     40,333     45,439     44,995     50,148
   Northwestern Mutual Series Fund, Inc.
      Index 400 Growth Stock Portfolio **..............      9,168      7,162      2,205        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      Growth Stock Portfolio ..........................     32,717     38,037     39,031     26,774     17,261
   Northwestern Mutual Series Fund, Inc.
      J.P. Morgan Select Growth and Income
      Stock Portfolio .................................     23,058     26,081     35,735     36,440     23,576
   Northwestern Mutual Series Fund, Inc.
      Capital Guardian Domestic Equity Portfolio # ....        291        N/A        N/A        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      Index 500 Stock Portfolio .......................    104,943    133,526    169,861    143,376    111,141
   Northwestern Mutual Series Fund, Inc.
      Asset Allocation Portfolio # ....................        800        N/A        N/A        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      Balanced Portfolio ..............................    229,239    266,410    319,678    325,287    302,750
   Northwestern Mutual Series Fund, Inc.
      High Yield Bond Portfolio .......................      5,018      5,135      6,940      9,287      8,743
   Northwestern Mutual Series Fund, Inc.
      Select Bond Portfolio ...........................     23,983     20,275     22,162     25,970     25,253
   Northwestern Mutual Series Fund, Inc.
      Money Market Portfolio ..........................     27,159     25,480     28,975     26,910     21,586
   Russell Insurance Funds
      Multi-Style Equity Fund **.......................      4,111      4,097      2,500        N/A        N/A
   Russell Insurance Funds
      Aggressive Equity Fund **........................      2,947      2,497      1,142        N/A        N/A
   Russell Insurance Funds
      Non-U.S. Fund **.................................      2,861      3,244      1,383        N/A        N/A
   Russell Insurance Funds
      Real Estate Securities Fund **...................      1,820      1,328        332        N/A        N/A
   Russell Insurance Funds
      Core Bond Fund **................................      1,527      1,186        693        N/A        N/A
Due from Northwestern Mutual ..........................          8          0      1,012         22        323
Due from Sale of Fund Shares ..........................         39        665      1,329      1,408      1,555
                                                          --------   --------   --------   --------   --------
      Total Assets ....................................   $594,498   $698,564   $787,608   $728,442   $651,765
                                                          ========   ========   ========   ========   ========

**Became an investment option under the Contracts effective April 30, 1999.

# Became an investment option under the Contracts effective July 31, 2001.

The following tables set forth selected historical financial data for Account C for the five years in the period ended December 31, 2001. The data should be read in conjunction with the financial statements and notes thereto of Account C contained in Item 8 of this Annual Report.

Results of Operations for Account C:
(in thousands)

                                                             2001         2000        1999      1998      1997
                                                             ----         ----        ----      ----      ----
Investment Income
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Small Cap Growth Stock Portfolio **..............   $       2    $      99    $     32       N/A       N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      T. Rowe Price Small Cap Value Portfolio # .......          --          N/A         N/A       N/A       N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Aggressive Growth Stock Portfolio ...............      27,284       20,221       3,671   $ 4,152   $ 6,050
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      International Growth Stock Portfolio # ..........          --          N/A         N/A       N/A       N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Franklin Templeton International Equity Portfolio       5,914        5,036       8,184     3,732     1,946
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Index 400 Stock Portfolio **.....................         194        1,180           6       N/A       N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Growth Stock Portfolio ..........................       1,614        2,101       1,223       447       712
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      J.P. Morgan Select Growth and Income
      Stock Portfolio .................................         957        2,123       4,566       343     5,941
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Capital Guardian Domestic Equity Portfolio # ....          --          N/A         N/A       N/A       N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Index 500 Stock Portfolio .......................       6,550        8,370       4,675     5,271     3,756
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Asset Allocation Portfolio # ....................          --          N/A         N/A       N/A       N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Balanced Portfolio ..............................       9,705       12,909      18,031     9,909     6,461
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      High Yield Bond Portfolio .......................         487          558         759       883     1,028
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Select Bond Portfolio ...........................         911        1,093       1,570     1,357     1,058
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Money Market Portfolio ..........................         523          971       1,015       899       739
   Dividend Income from Russell Insurance Funds
      Multi-Style Equity Fund **.......................          37           79          48       N/A       N/A
   Dividend Income from Russell Insurance Funds
      Aggressive Equity Fund **........................           1           74           1       N/A       N/A
   Dividend Income from Russell Insurance Funds
      Non-U.S. Fund **.................................           4           61          13       N/A       N/A

   Dividend Income from Russell Insurance Funds
      Real Estate Securities Fund **...................         290           52           4       N/A       N/A
   Dividend Income from Russell Insurance Funds
      Core Bond Fund **................................          48           22          15       N/A       N/A
                                                          ---------    ---------    --------   -------   -------
         Total Dividend Income ........................      54,521       54,949      43,813    26,993    27,691
   Annuity Rate and Expense Guarantees ................       2,007        2,896       3,444     3,155     2,502
                                                          ---------    ---------    --------   -------   -------
   Net Investment Income ..............................   $  52,514    $  52,053    $ 40,369   $23,838   $25,189
                                                          =========    =========    ========   =======   =======
Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments ................   $   8,705    $  54,861    $ 41,106   $29,249   $18,686
   Unrealized Appreciation (Depreciation) of
     Investments During the Year ......................    (133,527)    (121,850)     36,856    37,108    44,242
                                                          ---------    ---------    --------   -------   -------
      Net Gain (Loss) on Investments ..................    (124,822)     (66,989)     77,962    66,357    62,928
Increase (Decrease) in Equity Derived
  from Investment Activity ............................   $ (72,308)   $ (14,936)   $118,331   $90,195   $88,117
                                                          =========    =========    ========   =======   =======

**Became an investment option under the Contracts effective April 30, 1999.

# Became an investment option under the Contracts effective July 31, 2001.

     Changes in Equity for Account C:
     (in thousands)

                                                         2001         2000         1999         1998         1997
                                                         ----         ----         ----         ----         ----
Operations
   Net Investment Income ...........................   $  52,514    $  52,053    $  40,369    $  23,838    $  25,189
   Net Realized Gain  ..............................       8,705       54,861       41,106       29,249       18,686
Net Change in Unrealized Appreciation (Depreciation)    (133,527)    (121,850)      36,856       37,108       44,242
                                                       ---------    ---------    ---------    ---------    ---------
Increase (Decrease) in Equity Derived from
   Investment Activity .............................     (72,308)     (14,936)     118,331       90,195       88,117
                                                       ---------    ---------    ---------    ---------    ---------
Equity Transactions
   Contract Owners' Net Payments ...................      90,774      103,967       74,900       93,657       91,195
   Annuity Payments ................................         (64)         (75)         (67)         (54)         (50)
   Surrenders and Other (Net) ......................    (140,073)    (135,735)    (119,041)     (87,761)     (58,500)
   Transfers from Other Divisions or Sponsor .......      55,326       91,474       70,710       72,485       46,344
   Transfers to Other Divisions or Sponsor .........     (53,674)     (92,576)     (69,203)     (71,425)     (45,769)
                                                       ---------    ---------    ---------    ---------    ---------
Increase (Decrease) in Equity Derived
   From Equity Transactions ........................     (47,711)     (32,945)     (42,701)       6,902       33,220
                                                       ---------    ---------    ---------    ---------    ---------
Net Increase (Decrease) in Equity ..................    (120,019)     (47,881)      75,630       97,097      121,337

Equity
Beginning of Period ................................     672,835      720,716      645,086      547,989      426,652
                                                       ---------    ---------    ---------    ---------    ---------
End of Period ......................................   $ 552,816    $ 672,835    $ 720,716    $ 645,086    $ 547,989
                                                       =========    =========    =========    =========    =========

Total Assets of Account C:
(in thousands)

                                                        2001       2000       1999       1998       1997
                                                        ----       ----       ----       ----       ----
Assets
Investments at Market Value:
   Northwestern Mutual Series Fund, Inc.
      Small Cap Growth Stock Portfolio **.........   $ 21,098   $ 20,038   $    949        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      T. Rowe Price Small Cap Value Portfolio # ..        165        N/A        N/A        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      Aggressive Growth Stock Portfolio ..........    112,232    157,369    139,739   $112,355   $111,587
   Northwestern Mutual Series Fund, Inc.
      International Growth Stock Portfolio # .....         38        N/A        N/A        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      Franklin Templeton International
         Equity Portfolio ........................     48,902     65,489     64,556     59,265     63,877
   Northwestern Mutual Series Fund, Inc.
      Index 400 Stock Portfolio **................     16,849     11,399        473        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      Growth Stock Portfolio .....................     33,016     42,696     39,776     27,819     15,850
   Northwestern Mutual Series Fund, Inc.
      J.P. Morgan Select Growth and Income
         Stock Portfolio .........................     25,473     29,723     41,105     40,354     27,485
   Northwestern Mutual Series Fund, Inc.
      Capital Guardian Domestic Equity Portfolio #        211        N/A        N/A        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      Index 500 Stock Portfolio ..................    131,489    173,398    220,075    183,326    133,928
   Northwestern Mutual Series Fund, Inc.
      Asset Allocation Portfolio # ...............         46        N/A        N/A        N/A        N/A
   Northwestern Mutual Series Fund, Inc.
      Balanced Portfolio .........................    115,972    136,009    167,444    172,972    153,734
   Northwestern Mutual Series Fund, Inc.
      High Yield Bond Portfolio ..................      4,583      4,239      6,380      8,611      6,568
   Northwestern Mutual Series Fund, Inc.
      Select Bond Portfolio ......................     17,379     14,027     17,537     20,755     18,060
   Northwestern Mutual Series Fund, Inc.
      Money Market Portfolio .....................     15,185     12,102     19,341     19,629     16,900
   Russell Insurance Funds
      Multi-Style Equity Fund **..................      1,403      1,745      1,706        N/A        N/A
   Russell Insurance Funds
      Aggressive Equity Fund **...................        710        643        352        N/A        N/A
   Russell Insurance Funds
      Non-U.S. Fund **............................        672        818        565        N/A        N/A
   Russell Insurance Funds
      Real Estate Securities Fund **..............      6,600      2,654        102        N/A        N/A
   Russell Insurance Funds
      Core Bond Fund **...........................        793        486        384        N/A        N/A
Due from Northwestern Mutual .....................         37         16        395        356        197
Due from Sale of Fund Shares .....................         13        195        798        495      2,927
Due from Participants ............................          0          0        232          0          0
                                                     --------   --------   --------   --------   --------
Total Assets .....................................   $552,866   $673,046   $721,909   $645,937   $551,113
                                                     ========   ========   ========   ========   ========

**Became an investment option under the Contracts effective April 30, 1999.

# Became an investment option under the Contracts effective July 31, 2001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Liquidity

      The assets of Account A and Account C are invested solely in shares of Northwestern Mutual Series Fund, Inc. ("Series Fund") and the Russell Insurance Funds ("Russell Funds," and collectively with the Series Fund, the "Funds"). The Series Fund consists of the Small Cap Growth Stock Portfolio, T. Rowe Price Small Cap Value Portfolio, Aggressive Growth Stock Portfolio, International Growth Stock Portfolio, Franklin Templeton International Equity Portfolio, Index 400 Stock Portfolio, Growth Stock Portfolio, J.P. Morgan Select Growth and Income Stock Portfolio, Capital Guardian Domestic Equity Portfolio, Index 500 Stock Portfolio, Asset Allocation Portfolio, Balanced Portfolio, High Yield Bond Portfolio, Select Bond Portfolio and the Money Market Portfolio. The Russell Funds consist of the Multi-Style Equity Fund, Aggressive Equity Fund, Non-U.S. Fund, Real Estate Securities Fund and Core Bond Fund. The Funds are open-end investment companies registered under the Investment Company Act of 1940. In order to pay annuity benefits and expenses, the Accounts redeem shares in the Funds.

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

      Results of Operations

      Accumulation units in Account A and Account C represent the interests of Contract owners. The value of an accumulation unit in each division varies with the investment experience of the division, which in turn is determined by the investment experience of the corresponding portfolio or fund. Set forth below for each of Account A and Account C are accumulation unit values at December 31, 2001, 2000, and 1999 for each division, and the percentage change in such values from year to year.

                                    ACCOUNT A

Accumulation Unit Values

Contracts Issued Prior to December 17, 1981:

DIVISION                                        12/31/01       % CHANGE      12/31/00*       % CHANGE       12/31/99
--------                                        --------       --------      ---------       --------       --------
Small Cap Growth Stock ..................    $  1.873388          -4.49%   $  1.961375           5.92%   $  1.851783
T. Rowe Price Small Cap Value # .........       1.014387           1.44       1.000000            N/A            N/A
Aggressive Growth Stock .................       4.742335         -20.48       5.963354           5.39       5.658407
International Growth Stock # ............       0.903153          -9.68       1.000000            N/A            N/A
Franklin Templeton International Equity .       1.996677         -14.64       2.339241          -1.53       2.375600
Index 400 Stock .........................       1.287807          -1.40       1.306094          16.34       1.122676
Growth Stock ............................       2.554121         -14.86       2.999890          -3.21       3.099518
J.P. Morgan Select Growth and
   Income Stock .........................       2.198364          -8.46       2.401649          -7.66       2.600855
Capital Guardian Domestic Equity # ......       0.975051          -2.49       1.000000            N/A            N/A
Index 500 Stock .........................       3.994853         -12.54       4.567635          -9.43       5.043329
Asset Allocation # ......................       0.975908          -2.41       1.000000            N/A            N/A
Balanced ................................       7.750204          -3.88       8.062822          -0.91       8.136959
High Yield Bond .........................       1.543249           4.24       1.480422          -5.30       1.563339
Select Bond .............................       9.086342           9.54       8.294952           9.39       7.582833
Money Market ............................       3.004024           3.14       2.912624           5.50       2.760791
Russell Multi-Style Equity ..............       0.793888         -14.85       0.932346         -12.91       1.070614
Russell Aggressive Equity ...............       1.054435          -3.10       1.088117          -1.40       1.103591
Russell Non-U.S .........................       0.819680         -22.61       1.059216         -15.07       1.247160
Russell Real Estate Securities ..........       1.247315           7.03       1.165389          26.29       0.922768
Russell Core Bond .......................       1.148123           6.60       1.077032           9.18       0.986452

# Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

Accumulation Unit Values
Contracts Issued After December 16, 1981 and Prior to March 31, 1995:

DIVISION                                        12/31/01       % CHANGE      12/31/00*       % CHANGE       12/31/99
--------                                        --------       --------      ---------       --------       --------
Small Cap Growth Stock ..................    $  1.848493          -4.97%   $  1.945087           5.39%   $  1.845580
T. Rowe Price Small Cap Value # .........       1.012260           1.23       1.000000            N/A            N/A
Aggressive Growth Stock .................       4.487184         -20.88       5.671037           4.86       5.407959
International Growth Stock # ............       0.901258          -9.87       1.000000            N/A            N/A
Franklin Templeton International
   Equity ...............................       1.911919         -15.07       2.251266          -2.02       2.297694
Index 400 Stock .........................       1.270690          -1.90       1.295242          15.76       1.118909
Growth Stock ............................       2.458020         -15.29       2.901600          -3.70       3.012947
J.P. Morgan Select Growth and
   Income Stock .........................       2.115675          -8.92       2.322995          -8.12       2.528256
Capital Guardian Domestic Equity # ......       0.973004          -2.70       1.000000            N/A            N/A
Index 500 Stock .........................       3.780024         -12.98       4.343830          -9.88       4.820195
Asset Allocation # ......................       0.973862          -2.61       1.000000            N/A            N/A
Balanced ................................       7.012362          -4.36       7.332002          -1.40       7.436406
High Yield Bond .........................       1.485164           3.72       1.431888          -5.78       1.519653
Select Bond .............................       8.219594           8.99       7.541503           8.85       6.928532
Money Market ............................       2.718250           2.62       2.648821           4.97       2.523294
Russell Multi-Style Equity ..............       0.783335         -15.28       0.924598         -13.35       1.067018
Russell Aggressive Equity ...............       1.040412          -3.58       1.079072          -1.89       1.099895
Russell Non-U.S .........................       0.808779         -23.00       1.050412         -15.49       1.242993
Russell Real Estate Securities ..........       1.230726           6.49       1.155691          25.66       0.919674
Russell Core Bond .......................       1.132872           6.07       1.068073           8.64       0.983142

# Became an investment option under the Contracts effective July 31, 2001

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.


Accumulation Unit Values
Contracts Issued On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version:

DIVISION                                        12/31/01       % CHANGE      12/31/00*       % CHANGE       12/31/99
--------                                        --------       --------      ---------       --------       --------
Small Cap Growth Stock ..................    $  1.890848          -4.15%   $  1.972747           6.29%   $  1.856086
T. Rowe Price Small Cap Value # .........       1.015860           1.59       1.000000            N/A            N/A
Aggressive Growth Stock .................       2.246524         -20.20       2.815081           5.75       2.661899
International Growth Stock # ............       0.904464          -9.55       1.000000            N/A            N/A
Franklin Templeton International
   Equity ...............................       1.662501         -14.35       1.940943          -1.19       1.964300
Index 400 Stock .........................       1.299809          -1.06       1.313674          16.74       1.125296
Growth Stock ............................       2.404787         -14.56       2.814641          -2.88       2.898070
J. P. Morgan Select Growth and
   Income Stock .........................       2.069175          -8.14       2.252648          -7.34       2.431081
Capital Guardian Domestic Equity # ......       0.976476          -2.35       1.000000            N/A            N/A
Index 500 Stock .........................       2.494890         -12.23       2.842665          -9.12       3.127888
Asset Allocation # ......................       0.977328          -2.27       1.000000            N/A            N/A
Balanced ................................       2.031286          -3.54       2.105871          -0.57       2.117903
High Yield Bond .........................       1.474181           4.61       1.409248          -4.98       1.483036
Select Bond .............................       1.606263           9.92       1.461268           9.77       1.331215
Money Market ............................       1.379910           3.50       1.333271           5.86       1.259407
Russell Multi-Style Equity ..............       0.801293         -14.55       0.937760         -12.61       1.073107
Russell Aggressive Equity ...............       1.064253          -2.76       1.094433          -1.06       1.106159
Russell Non-U.S .........................       0.827309         -22.34       1.065355         -14.78       1.250059
Russell Real Estate Securities ..........       1.258915           7.40       1.172137          26.73       0.924920
Russell Core Bond .......................       1.158815           6.97       1.083276           9.56       0.988747

# Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

Accumulation Unit Values
Contracts Issued On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version:

DIVISION                                        12/31/01       % CHANGE      12/31/00*       % CHANGE       12/31/99
--------                                        --------       --------      ---------       --------       --------
Small Cap Growth Stock ..................    $  1.848493          -4.97%   $  1.945087           5.39%   $  1.845580
T. Rowe Price Small Cap Value # .........       1.012260           1.23       1.000000            N/A            N/A
Aggressive Growth Stock .................       4.487184         -20.88       5.671037           4.86       5.407959
International Growth Stock # ............       0.901258          -9.87       1.000000            N/A            N/A
Franklin Templeton International
   Equity ...............................       1.911919         -15.07       2.251266          -2.02       2.297694
Index 400 Stock .........................       1.270690          -1.90       1.295242          15.76       1.118909
Growth Stock ............................       2.458020         -15.29       2.901600          -3.70       3.012947
J.P. Morgan Select Growth and
   Income Stock .........................       2.115675          -8.92       2.322995          -8.12       2.528256
Capital Guardian Domestic Equity # ......       0.973004          -2.70       1.000000            N/A            N/A
Index 500 Stock .........................       3.780024         -12.98       4.343830          -9.88       4.820195
Asset Allocation # ......................       0.973862          -2.61       1.000000            N/A            N/A
Balanced ................................       7.012362          -4.36       7.332002          -1.40       7.436406
High Yield Bond .........................       1.485164           3.72       1.431888          -5.78       1.519653
Select Bond .............................       8.219594           8.99       7.541503           8.85       6.928532
Money Market ............................       2.718250           2.62       2.648821           4.97       2.523294
Russell Multi-Style Equity ..............       0.783335         -15.28       0.924598         -13.35       1.067018
Russell Aggressive Equity ...............       1.040412          -3.58       1.079072          -1.89       1.099895
Russell Non-U.S .........................       0.808779         -23.00       1.050412         -15.49       1.242993
Russell Real Estate Securities ..........       1.230726           6.49       1.155691          25.66       0.919674
Russell Core Bond .......................       1.132872           6.07       1.068073           8.64       0.983142

# Became an investment option under the Contract effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.


Accumulation Unit Values
Contracts Issued On or After March 31, 2000 - Front Load Version:

DIVISION                                        12/31/01       % CHANGE      12/31/00*       % CHANGE        3/31/00
--------                                        --------       --------      ---------       --------       --------
Small Cap Growth Stock ..................    $  0.865935          -4.25%   $  0.904342         -9.57%    $  1.000000
T. Rowe Price Small Cap Value # .........       1.015445           1.54       1.000000            N/A            N/A
Aggressive Growth Stock .................       0.719033         -20.28       0.901909          -9.81       1.000000
International Growth Stock # ............       0.904093          -9.59       1.000000            N/A            N/A
Franklin Templeton International Equity .       0.851962         -14.43       0.995643          -0.44       1.000000
Index 400 Stock .........................       1.023646          -1.15       1.035589           3.56       1.000000
Growth Stock ............................       0.782628         -14.65       0.916924          -8.31       1.000000
J.P. Morgan Select Growth and Income Stock      0.814020          -8.24       0.887072         -11.29       1.000000
Capital Guardian Domestic Equity # ......       0.976072          -2.39       1.000000            N/A            N/A
Index 500 Stock .........................       0.779001         -12.32       0.888477         -11.15       1.000000
Asset Allocation # ......................       0.976926          -2.31       1.000000            N/A            N/A
Balanced ................................       0.937735          -3.64       0.973123          -2.69       1.000000
High Yield Bond .........................       1.006773           4.50       0.963375          -3.66       1.000000
Select Bond .............................       1.184790           9.81       1.078901           7.89       1.000000
Money Market ............................       1.079788           3.40       1.044325           4.43       1.000000
Russell Multi-Style Equity ..............       0.751294         -14.64       0.880119         -11.99       1.000000
Russell Aggressive Equity ...............       0.903873          -2.85       0.930436          -6.96       1.000000
Russell Non-U.S .........................       0.659991         -22.42       0.850723         -14.93       1.000000
Russell Real Estate Securities ..........       1.331406           7.30       1.240862          24.09       1.000000
Russell Core Bond .......................       1.148513           6.87       1.074705           7.47       1.000000

# Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

Accumulation Unit Values
Contracts Issued On or After March 31, 2000 - Back Load Version:


DIVISION                                        12/31/01       % CHANGE      12/31/00*       % CHANGE        3/31/00
--------                                        --------       --------      ---------       --------       --------
Small Cap Growth Stock ..................    $  1.848493          -4.97%   $  1.945087          94.51%   $  1.000000
T. Rowe Price Small Cap Value # .........       1.012260           1.23       1.000000            N/A            N/A
Aggressive Growth Stock .................       4.487184         -20.88       5.671037         467.10       1.000000
International Growth Stock # ............       0.901258          -9.87       1.000000            N/A            N/A
Franklin Templeton International Equity .       1.911919         -15.07       2.251266         125.13       1.000000
Index 400 Stock .........................       1.270690          -1.90       1.295242          29.52       1.000000
Growth Stock ............................       2.458020         -15.29       2.901600         190.16       1.000000
J.P. Morgan Select Growth and Income Stock      2.115675          -8.92       2.322995         132.30       1.000000
Capital Guardian Domestic Equity # ......       0.973004          -2.70       1.000000            N/A            N/A
Index 500 Stock .........................       3.780024         -12.98       4.343830         334.38       1.000000
Asset Allocation # ......................       0.973862          -2.61       1.000000            N/A            N/A
Balanced ................................       7.012362          -4.36       7.332002         633.20       1.000000
High Yield Bond .........................       1.485164           3.72       1.431888          43.19       1.000000
Select Bond .............................       8.219594           8.99       7.541503         654.15       1.000000
Money Market ............................       2.718250           2.62       2.648821         164.88       1.000000
Russell Multi-Style Equity ..............       0.783335         -15.28       0.924598          -7.54       1.000000
Russell Aggressive Equity ...............       1.040412          -3.58       1.079072           7.91       1.000000
Russell Non-U.S .........................       0.808779         -23.00       1.050412           5.04       1.000000
Russell Real Estate Securities ..........       1.230726           6.49       1.155691          15.57       1.000000
Russell Core Bond .......................       1.132872           6.07       1.068073           6.81       1.000000

# Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.


TOTAL EQUITY:
(in thousands)

                                12/31/01                      12/31/00                   12/31/99
                                --------                      --------                   --------
                                $593,712                      $697,354                   $784,204

The decline in 2001's Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized depreciation of $124,257 led to a decrease in equity derived from investment activities of $63,440 for the year ended December 31, 2001. The change in 2000's Total Equity was attributable primarily to equity transactions within the Account: a $69,957 decrease for the year ended December 31, 2000 was primarily driven by transfers to other divisions or sponsor and net surrenders and other.

                                    ACCOUNT C


Accumulation Unit Values
Contracts Issued Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991:


DIVISION                                        12/31/01       % CHANGE      12/31/00*       % CHANGE       12/31/99
--------                                        --------       --------      ---------       --------       --------
Small Cap Growth Stock ..................    $ 19.112629          -3.76%   $ 19.859931           6.71%   $ 18.610781
T. Rowe Price Small Cap Value # .........      10.175772           1.76      10.000000            N/A            N/A
Aggressive Growth Stock .................      48.753408         -19.87      60.845203           6.18      57.304251
International Growth Stock # ............       9.060000          -9.40      10.000000            N/A            N/A
Franklin Templeton International
     Equity .............................       2.130553         -14.00       2.477334          -0.79       2.497127
Index 400 Stock .........................      13.138452          -0.65      13.224995          17.21      11.283278
Growth Stock ............................      27.049526         -14.22      31.531943          -2.49      32.336967
J.P. Morgan Select Growth and
     Income Stock .......................      23.281928          -7.77      25.243989          -6.97      27.134671
Capital Guardian Domestic Equity # ......       9.781208          -2.19      10.000000            N/A            N/A
Index 500 Stock .........................      45.228886         -11.88      51.325633          -8.75      56.249780
Asset Allocation # ......................       9.789803          -2.10      10.000000            N/A            N/A
Balanced ................................      91.372736          -3.15      94.345469          -0.17      94.505378
High Yield Bond .........................      16.343831           5.03      15.560950          -4.59      16.310402
Select Bond .............................     108.200259          10.37      98.036463          10.21      88.954059
Money Market ............................      33.577318           3.92      32.311690           6.29      30.399653
Russell Multi-Style Equity ..............       8.099453         -14.21       9.440627         -12.26      10.760032
Russell Aggressive Equity ...............      10.757522          -2.36      11.017913          -0.66      11.091435
Russell Non-U.S .........................       8.362558         -22.03      10.725190         -14.43      12.534266
Russell Real Estate Securities ..........      12.725061           7.84      11.800164          27.24       9.274172
Russell Core Bond .......................      11.713217           7.41      10.905549          10.00       9.914196

# Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.


Accumulation Unit Values
Contracts Issued After December 16, 1981 and Prior to May 1, 1984:


DIVISION                                        12/31/01       % CHANGE      12/31/00*       % CHANGE       12/31/99
--------                                        --------       --------      ---------       --------       --------
Small Cap Growth Stock ..................    $ 18.858687          -4.25%   $ 19.695066           6.18    $ 18.548596
T. Rowe Price Small Cap Value # .........      10.154423           1.54      10.000000            N/A            N/A
Aggressive Growth Stock .................      46.158193         -20.28      57.897540           5.65      54.800923
International Growth Stock # ............       9.040958          -9.59      10.000000            N/A            N/A
Franklin Templeton International
     Equity .............................       2.040110         -14.43       2.384172          -1.29       2.415234
Index 400 Stock .........................      12.963870          -1.15      13.115131          16.63      11.245478
Growth Stock ............................      26.031963         -14.65      30.498976          -2.97      31.433960
J.P. Morgan Select Growth and
     Income Stock .......................      22.405970          -8.24      24.416867          -7.43      26.376796
Capital Guardian Domestic Equity # ......       9.760679          -2.39      10.000000            N/A            N/A
Index 500 Stock .........................      42.817258         -12.32      48.834231          -9.21      53.786850
Asset Allocation # ......................       9.769272          -2.31      10.000000            N/A            N/A
Balanced ................................      82.699005          -3.64      85.820221          -0.67      86.395292
High Yield Bond .........................      15.728914           4.50      15.050970          -5.07      15.854730
Select Bond .............................      97.881219           9.81      89.133511           9.66      81.280078
Money Market ............................      30.425952           3.40      29.426661           5.76      27.823703
Russell Multi-Style Equity ..............       7.991801         -14.64       9.362193         -12.70      10.723983
Russell Aggressive Equity ...............      10.614527          -2.85      10.926333          -1.16      11.054275
Russell Non-U.S .........................       8.251395         -22.42      10.636093         -14.86      12.492336
Russell Real Estate Securities ..........      12.556055           7.30      11.702144          26.60       9.243071
Russell Core Bond .......................      11.557668           6.87      10.814951           9.45       9.880973

# Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

Accumulation Unit Values
Contracts Issued After December 31, 1991 - Front Load Version:


DIVISION                                        12/31/01       % CHANGE      12/31/00*       % CHANGE       12/31/99
--------                                        --------       --------      ---------       --------       --------
Small Cap Growth Stock ..................    $  1.878336          -4.39%   $  1.964602           6.02%   $  1.853001
T. Rowe Price Small Cap Value # .........       1.014805           1.48       1.000000            N/A            N/A
Aggressive Growth Stock .................       3.013165         -20.40       3.785207           5.49       3.588119
 International Growth Stock # ...........       0.903525          -9.65       1.000000            N/A            N/A
Franklin Templeton International
      Equity ............................       2.013838         -14.56       2.357007          -1.43       2.391284
Index 400 Stock .........................       1.291211          -1.30       1.308249          16.45       1.123423
Growth Stock ............................       2.573522         -14.77       3.019678          -3.12       3.116901
J.P. Morgan Select Growth and
      Income Stock ......................       2.215050          -8.37       2.417488          -7.57       2.615436
Capital Guardian Domestic Equity # ......       0.975455          -2.45       1.000000            N/A            N/A
Index 500 Stock .........................       3.125796         -12.45       3.570426          -9.34       3.938401
Asset Allocation # ......................       0.976312          -2.37       1.000000            N/A            N/A
Balanced ................................       2.405185          -3.78       2.499718          -0.81       2.520233
High Yield Bond .........................       1.554978           4.35       1.490196          -5.21       1.572112
Select Bond .............................       1.871532           9.65       1.706832           9.50       1.558775
Money Market ............................       1.489628           3.24       1.442872           5.60       1.366307
Russell Multi-Style Equity ..............       0.795993         -14.77       0.933887         -12.83       1.071323
Russell Aggressive Equity ...............       1.057215          -3.00       1.089907          -1.30       1.104316
Russell Non-U.S .........................       0.821829         -22.54       1.060950         -14.99       1.247967
Russell Real Estate Securities ..........       1.250590           7.14       1.167301          26.42       0.923380
Russell Core Bond .......................       1.151142           6.71       1.078791           9.29       0.987105

# Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.


Accumulation Unit Values
Contracts Issued After December 31, 1991 - Simplified Load Version:

DIVISION                                        12/31/01       % CHANGE      12/31/00*       % CHANGE       12/31/99
--------                                        --------       --------      ---------       --------       --------
Small Cap Growth Stock ..................    $  1.848493          -4.97%   $  1.945087           5.39%   $  1.845580
T. Rowe Price Small Cap Value # .........       1.012260           1.23       1.000000            N/A            N/A
Aggressive Growth Stock .................       4.503663         -20.88       5.691856           4.86       5.427804
International Growth Stock # ............       0.901258          -9.87       1.000000            N/A            N/A
Franklin Templeton International
     Equity .............................       1.911919         -15.07       2.251266          -2.02       2.297694
Index 400 Stock .........................       1.270690          -1.90       1.295242          15.76       1.118909
Growth Stock ............................       2.458020         -15.29       2.901600          -3.70       3.012947
J.P. Morgan Select Growth and
     Income Stock .......................       2.115675          -8.92       2.322995          -8.12       2.528256
Capital Guardian Domestic Equity # ......       0.973004          -2.70       1.000000            N/A            N/A
Index 500 Stock .........................       3.857114         -12.98       4.432423          -9.88       4.918509
Asset Allocation # ......................       0.973862          -2.61       1.000000            N/A            N/A
Balanced ................................       7.047000          -4.36       7.368231          -1.40       7.473141
High Yield Bond .........................       1.485164           3.72       1.431888          -5.78       1.519653
Select Bond .............................       8.299723           8.99       7.615016           8.85       6.996057
Money Market ............................       2.724154           2.62       2.654580           4.98       2.528768
Russell Multi-Style Equity ..............       0.783335         -15.28       0.924598         -13.35       1.067018
Russell Aggressive Equity ...............       1.040412          -3.58       1.079072          -1.89       1.099895
Russell Non-U.S .........................       0.808779         -23.00       1.050412         -15.49       1.242993
Russell Real Estate Securities...........       1.230726           6.49       1.155691          25.66       0.919674
Russell Core Bond .......................       1.132872           6.07       1.068073           8.64       0.983142

# Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

TOTAL EQUITY:
(in thousands)

             12/31/01                   12/31/00                 12/31/99
             --------                   --------                 --------
             $552,816                   $672,835                 $720,716

      The changes in 2001's Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized depreciation of $133,527 led to a decrease in equity derived from investment activities of $72,308 for the year ended December 31, 2001. The change in 2000's Total Equity was attributable primarily to equity transactions within the Account: a $32,945 decrease for the year ended December 31, 2000 was primarily driven by surrenders and other (net) and transfers to other divisions or sponsor.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The assets of Account A and Account C consist entirely of shares of the 15 portfolios of the Series Fund and 5 portfolios of the Russell Funds, together with current amounts due from the sale of Series Fund and Russell Funds shares and due from Northwestern Mutual. The liabilities of each of Account A and Account C consist of current amounts due to Contract owners, due to Northwestern Mutual and due on purchase of Series Fund and Russell Funds shares. Neither of the Accounts enters into any market risk sensitive instruments, either for trading purposes or for purposes other than trading purposes.

      Derivative Financial Instruments

      In the normal course of business, the Series Fund and the Russell Funds enter into transactions to reduce their exposure to fluctuations in interest rates, foreign currency exchange rates and market volatility. These hedging strategies include the use of forwards, futures, and written options.

      The Series Fund and Russell Funds held the following positions for hedging purposes at December 31, 2001 and 2000:

                                                             SERIES FUND
                                                             -----------
                                                                        UNREALIZED APPRECIATION
DERIVATIVE FINANCIAL INSTRUMENT              NOTIONAL VALUE                   (DEPRECIATION)               RISKS REDUCED
-------------------------------              --------------                   --------------               -------------
                                    DECEMBER 31,       DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                        2001              2000           2001             2000
                                        ----              ----           ----             ----
                                             (IN THOUSANDS)                   (IN THOUSANDS)

Stock Future Contracts                $425,880           $455,971       $2,318            $1,664     Stock market price fluctuation
Bond Future Contracts                       --              7,237           --               (56)    Bond market price fluctuation

                                                             RUSSELL FUNDS
                                                             -------------
                                                                         UNREALIZED APPRECIATION
DERIVATIVE FINANCIAL INSTRUMENT             NOTIONAL VALUE                    (DEPRECIATION)               RISKS REDUCED
-------------------------------             --------------                    --------------               -------------
                                    DECEMBER 31,       DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                        2001              2000           2001             2000
                                        ----              ----           ----             ----
                                             (IN THOUSANDS)                   (IN THOUSANDS)

Stock Future Contracts                 $37,577            $30,801         $639             $(346)    Stock market price fluctuation
Bond Future Contracts                   22,152              7,960          (45)             (130)    Bond market price fluctuation
Foreign Currency Forward Contracts      20,041             12,615         (182)              379     Currency exposure on foreign
                                                                                                     denominated investments
Foreign Currency Spot Contracts            142             10,346            1                 2     Currency exposure on foreign
                                                                                                     denominated investments
Written Options                          1,224              2,109          372                 6     Bond market price fluctuation

      The notional or contractual amounts of derivative financial instruments are used to denominate these types of transactions and do not represent the amounts exchanged between the parties. Stock and bond futures, foreign currency forwards and spot contracts, and written options are reported at fair value on a daily basis. Resulting gains and losses on these contracts are unrealized until expiration of the contract. All of the stock and bond futures, foreign currency forwards and spot contracts, and written options of the Funds at December 31, 2001 will expire or settle in 2002. Changes in the value of derivative investments are expected to offset gains and losses on the hedged investments. The effect of derivative instruments in 2001 and 2000 was not material to the Funds' results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENTS OF ASSETS AND LIABILITIES
                                 (IN THOUSANDS)

                                                                       DECEMBER 31
                                                                    2001        2000
                                                                    ----        ----
ASSETS
Investments at market value:
   Northwestern Mutual Series Fund, Inc.
       Small Cap Growth Stock
         2001: 8,748 shares (cost $17,350)                        $ 15,624
         2000: 8,778 shares (cost $17,681)                                    $ 16,293
       T. Rowe Price Small Cap Value #
         2001: 576 shares (cost $543)                                  585
       Aggressive Growth Stock
         2001: 27,500 shares (cost $96,370)                         77,633
         2000: 23,891 shares (cost $84,660)                                    106,815
       International Growth Stock #
         2001: 173 shares (cost $165)                                  157
       Franklin Templeton International Equity
         2001: 24,394 shares (cost $39,250)                         30,810
         2000: 24,699 shares (cost $39,875)                                     40,333
       Index 400 Stock
         2001: 8,172 shares (cost $9,465)                            9,168
         2000: 6,260 shares (cost $7,422)                                        7,162
       Growth Stock
         2001: 16,139 shares (cost $37,094)                         32,717
         2000: 15,411 shares (cost $34,938)                                     38,037
       J.P. Morgan Select Growth and Income Stock
         2001: 18,915 shares (cost $27,776)                         23,058
         2000: 19,051 shares (cost $28,136)                                     26,081
       Capital Guardian Domestic Equity #
         2001: 298 shares (cost $277)                                  291
       Index 500 Stock
         2001: 36,502 shares (cost $93,314)                        104,943
         2000: 39,192 shares (cost $92,331)                                    133,526
       Asset Allocation #
         2001: 822 shares (cost $787)                                  800
       Balanced
         2001: 125,956 shares (cost $218,603)                      229,239
         2000: 130,979 shares (cost $221,089)                                  266,410
       High Yield Bond
         2001: 7,733 shares (cost $6,179)                            5,018
         2000: 7,432 shares (cost $6,677)                                        5,135
       Select Bond
         2001: 19,936 shares (cost $23,404)                         23,983
         2000: 17,524 shares (cost $20,615)                                     20,275
       Money Market
         2001: 27,159 shares (cost $27,159)                         27,159
         2000: 25,480 shares (cost $25,480)                                     25,480
   Russell Insurance Funds
       Multi Style Equity
         2001: 341 shares (cost $5,063)                              4,111
         2000: 290 shares (cost $4,600)                                          4,097
       Aggressive Equity
         2001: 258 shares (cost $3,182)                              2,947
         2000: 213 shares (cost $2,739)                                          2,497
       Non-U.S
         2001: 328 shares (cost $3,838)                              2,861
         2000: 291 shares (cost $3,769)                                          3,244

       Real Estate Securities
         2001: 169 shares (cost $1,794)                              1,820
         2000: 124 shares (cost $1,240)                                          1,328
       Core Bond
         2001: 151 shares (cost $1,497)                              1,527
         2000: 118 shares (cost $1,142)                                          1,186
                                                                  --------    --------
                                                                   594,451     697,899
Due from Sales of Fund Shares                                           39         665
Due from The Northwestern Mutual Life Insurance Company                  8           0
                                                                  --------    --------
         Total Assets                                             $594,498    $698,564
                                                                  ========    ========
LIABILITIES
   Due to Participants ......................................     $    739         545
   Due to The Northwestern Mutual Life Insurance Company                39         665
   Due on Purchase of Fund Shares ...........................            8           0
                                                                  --------    --------
Total Liabilities ...........................................     $    786    $  1,210
                                                                  ========    ========

EQUITY
Contracts Issued Prior to December 17, 1981: ................       46,841      59,961
Contracts Issued After December 16, 1981 and Prior to
   March 31, 1995: ..........................................      421,383     504,557
Contracts Issued On or After March 31, 1995 and Prior to
   March 31, 2000:
   Back Load Version ........................................       96,699     108,157
   Front Load Version .......................................       20,123      22,698
Contracts Issued On or After March 31, 2000:
   Back Load Version: .......................................        6,604       1,478
   Front Load Version .......................................        2,062         503
                                                                  --------    --------
Total Equity ................................................     $593,712    $697,354
                                                                  --------    --------
Total Liabilities and Equity ................................     $594,498    $698,564
                                                                  ========    ========

# The initial investment was made July 31, 2001.

    The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT A
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                         Combined                            Small Cap Growth Stock Division**
                                      --------------------------------------------     -------------------------------------------
                                       Year Ended       Year Ended     Year Ended       Year Ended      Year Ended     Period Ended
                                      December 31,     December 31,   December 31,     December 31,    December 31,    December 31,
                                         2001             2000            1999             2001            2000            1999
                                      --------------------------------------------     -------------------------------------------
Investment Income
   Dividend Income                    $  53,045        $  56,065      $ 56,817          $   1           $   379           $  149
   Annuity Rate and
      Expense Guarantees                  7,425            8,884         8,722            179               153               13
                                      ----------------------------------------          ----------------------------------------
  Net Investment Income (Loss)           45,620           47,181        48,095           (178)              226              136
                                      ----------------------------------------          ----------------------------------------
Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                          15,197           56,764        51,300           (343)              827              550
  Unrealized Appreciation
    (Depreciation) During the Year     (124,257)        (120,838)        9,270           (338)           (1,850)             464
                                      ----------------------------------------          ----------------------------------------
Net Gain (Loss) on Investments         (109,060)         (64,074)       60,570           (681)           (1,023)           1,014
                                      ----------------------------------------          ----------------------------------------
Increase (Decrease) in Equity
Derived from Investment Activity      ($ 63,440)       ($ 16,893)     $108,665          ($859)          ($  797)          $1,150
                                      ========================================          ========================================

**The initial investment in this Division was made on April 30, 1999.

    The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENTS OF OPERATIONS CONTINUED
                                 (IN THOUSANDS)

                                     T. Rowe Price
                                        Small Cap                                                                 International
                                         Value                                                                    Growth Stock
                                       Division #                 Aggressive Growth Stock Division                  Division #
                                     --------------      ------------------------------------------------       ------------------
                                      Period Ended          Year Ended       Year Ended       Year Ended
                                      December 31,         December 31,     December 31,     December 31,          Period Ended
                                          2001                 2001             2000             1999           December 31, 2001
                                     --------------      ------------------------------------------------       ------------------
Investment Income
   Dividend Income                      $      1         $ 19,094          $ 13,412          $  2,871               $     --
   Annuity Rate and
      Expense Guarantees                       1            1,021             1,395             1,001                     --
                                     --------------      ------------------------------------------------       ------------------
   Net Investment Income (Loss)               --           18,073            12,017             1,870                     --
                                     --------------      ------------------------------------------------       ------------------
Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                               --              906            11,257            10,360                     (8)
  Unrealized Appreciation
    (Depreciation) During the Year            41          (40,892)          (18,313)           18,776                     --
                                     --------------      ------------------------------------------------       ------------------
Net Gain (Loss) on Investments                41          (39,986)           (7,056)           29,136                     (8)
                                     --------------      ------------------------------------------------       ------------------
Increase (Decrease) in Equity
Derived from Investment Activity        $     41         $(21,913)         $  4,961          $ 31,006               $     (8)
                                     ==============      ================================================       ==================

# The initial investment in this Division was made on July 31, 2001.


                                    Franklin Templeton International
                                             Equity Division                        Index 400 Stock Division**
                                  -------------------------------------       ---------------------------------------
                                  Year Ended    Year Ended   Year Ended       Year Ended    Year Ended   Period Ended
                                   December      December     December         December      December      December
                                   31, 2001      31, 2000     31, 1999         31, 2001      31, 2000      31, 1999
                                  -------------------------------------       ---------------------------------------
Investment Income
   Dividend Income                  $3,729       $3,228         $6,194            $ 97           $801            $30
   Annuity Rate and
     Expense Guarantees                415          515            520              94             55              8
                                  -------------------------------------       ---------------------------------------
   Net Investment Income
     (Loss)                          3,314        2,713          5,674               3            746             22
                                  -------------------------------------       ---------------------------------------
Realized and Unrealized
Gain (Loss) on Investments
 Realized Gain (Loss) on
   Investments                        (245)       2,247          2,516             (41)           207             18
  Unrealized Appreciation
    (Depreciation)
     During the Year                (8,897)      (5,914)           193             (36)          (414)           154
                                  -------------------------------------       ---------------------------------------
Net Gain (Loss) on Investments      (9,142)      (3,667)         2,709             (77)          (207)           172
                                  -------------------------------------       ---------------------------------------
Increase (Decrease) in
Equity Derived from
Investment Activity                $(5,828)       $(954)        $8,383            $(74)          $539           $194
                                  =====================================       =======================================

**The initial investment in this Division was made on April 30, 1999.

                                                                              J.P. Morgan Select Growth and Income
                                        Growth Stock Division                            Stock Division
                                  -------------------------------------       ---------------------------------------
                                  Year Ended    Year Ended   Year Ended       Year Ended    Year Ended    Year Ended
                                   December      December     December         December     December       December
                                   31, 2001      31, 2000     31, 1999         31, 2001     31, 2000       31, 1999
                                  -------------------------------------       ---------------------------------------
Investment Income
   Dividend Income                   $1,497       $1,855         $1,225            $876        $1,774          $4,191
   Annuity Rate and
      Expense Guarantees                403          473            397             286           362             442
                                  -------------------------------------       ---------------------------------------
   Net Investment Income
      (Loss)                          1,094        1,382            828             590         1,412           3,749
                                  -------------------------------------       ---------------------------------------
Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
   Investments                          464        3,581          2,300            (278)           (2)          1,705
  Unrealized Appreciation
    (Depreciation)
      During the Year                (7,478)      (6,543)         3,411          (2,664)       (3,775)         (3,315)
                                  -------------------------------------       ---------------------------------------
Net Gain (Loss) on Investments       (7,014)      (2,962)         5,711          (2,942)       (3,777)         (1,610)
                                  -------------------------------------       ---------------------------------------
Increase (Decrease) in
Equity Derived from
Investment Activity                 $(5,920)     $(1,580)        $6,539         $(2,352)      $(2,365)         $2,139
                                  =====================================       =======================================

                                 Capital
                                 Guardian
                                 Domestic                                                        Asset
                                  Equity                                                      Allocation
                                Division #               Index 500 Stock Division             Division #
                               ------------      --------------------------------------     -------------
                               Period Ended      Year Ended    Year Ended    Year Ended     Period Ended
                               December 31,       December      December    December 31,    December 31,
                                   2001           31, 2001      31, 2000        1999            2001
                               ------------      --------------------------------------     -------------
Investment Income
   Dividend Income              $      1         $  5,168        $  6,161      $  3,676         $      6
   Annuity Rate and
      Expense Guarantees              --            1,297           1,722         1,766                2
                                --------         --------------------------------------         --------
Net Investment Income (Loss)           1            3,871           4,439         1,910                4
                                --------         --------------------------------------         --------
Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
   Investments                        --            8,880          19,865        13,204               --
  Unrealized Appreciation
    (Depreciation)
      During the Year                 12          (29,565)        (39,225)       13,045               11
                                --------         --------------------------------------         --------
Net Gain (Loss) on
  Investments                         12          (20,685)        (19,360)       26,249               11
                                --------         --------------------------------------         --------
Increase (Decrease) in
Equity Derived from
Investment Activity             $     13         $(16,814)       $(14,921)     $ 28,159         $     15
                                ========         ======================================         ========

# The initial investment in this Division was made on July 31, 2001.

                                            Balanced Division                       High Yield Bond Division
                                  --------------------------------------     --------------------------------------
                                  Year Ended    Year Ended    Year Ended     Year Ended    Year Ended    Year Ended
                                   December      December      December       December      December    December 31,
                                   31, 2001      31, 2000      31, 1999       31, 2001      31, 2000        1999
                                  --------------------------------------     --------------------------------------
Investment Income
   Dividend Income                 $ 19,440     $ 24,058       $ 34,011       $    529       $    611      $    821
   Annuity Rate and
      Expense Guarantees              2,955        3,494          3,881             62             68            94
                                   ------------------------------------       -------------------------------------
   Net Investment Income (Loss)      16,485       20,564         30,130            467            543           727
                                   ------------------------------------       -------------------------------------
Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
   Investments                        6,981       19,864         21,154           (655)          (756)         (847)
  Unrealized Appreciation
    (Depreciation)
    During the Year                 (34,686)     (44,078)       (21,022)           381           (119)          (22)
                                   ------------------------------------       -------------------------------------
Net Gain (Loss) on Investments      (27,705)     (24,214)           132           (274)          (875)         (869)
                                   ------------------------------------       -------------------------------------
Increase (Decrease) in
Equity Derived from
Investment Activity                $(11,220)    $ (3,650)      $ 30,262       $    193       $   (332)     $   (142)
                                   ====================================       =====================================

                                         Select Bond Division                        Money Market Division
                                --------------------------------------       --------------------------------------
                                Year Ended    Year Ended    Year Ended       Year Ended    Year Ended    Year Ended
                                 December      December      December         December      December    December 31,
                                 31, 2001      31, 2000      31, 1999         31, 2001      31, 2000        1999
                                --------------------------------------       --------------------------------------
Investment Income
   Dividend Income               $ 1,257       $ 1,463       $ 2,088          $ 1,067        $ 1,609        $ 1,410
   Annuity Rate and
      Expense Guarantees             248           228           265              318            296            315
                                 -----------------------------------          -------------------------------------
   Net Investment Income (Loss)    1,009         1,235         1,823              749          1,313          1,095
                                 -----------------------------------          -------------------------------------
Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
   Investments                       (65)         (333)          370               --             --             --
  Unrealized Appreciation
    (Depreciation)
    During the Year                  919           830        (2,715)              --             --             --
                                 -----------------------------------          -------------------------------------
Net Gain (Loss) on Investments       854           497        (2,345)              --             --             --
                                 -----------------------------------          -------------------------------------
Increase (Decrease) in
Equity Derived from
Investment Activity              $ 1,863       $ 1,732       $  (522)         $   749        $ 1,313        $ 1,095
                                 ===================================          =====================================

                                 Russell Multi-Style Equity Division **       Russell Aggressive Equity Division**
                                ------------------------------------         -------------------------------------
                                Year Ended    Year Ended   Period Ended      Year Ended    Year Ended   Period Ended
                                 December      December      December         December      December      December
                                 31, 2001      31, 2000      31, 1999         31, 2001      31, 2000      31, 1999
                                ------------------------------------         -------------------------------------
Investment Income
   Dividend Income                $  91          $ 134          $  76           $   3          $ 261         $   4
   Annuity Rate and
      Expense Guarantees             44             43              9              29             26             4
                                  -----------------------------------           ----------------------------------
  Net Investment Income (Loss)       47             91             67             (26)           235            --
                                  -----------------------------------           ----------------------------------
Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
  Investments                      (154)           (74)            (3)            (69)            43           (34)
  Unrealized Appreciation
    (Depreciation)
    During the Year                (517)          (564)            62               6           (359)          118
                                  -----------------------------------           ----------------------------------
Net Gain (Loss) on Investments     (671)          (638)            59             (63)          (316)           84
                                  -----------------------------------           ----------------------------------
Increase (Decrease) in
Equity Derived from
Investment Activity               $(624)         $(547)         $ 126           $ (89)         $ (81)        $  84
                                  ===================================           ==================================

**The initial investment in this Division was made on April 30, 1999.


                                     Russell Non-U.S. Division **           Russell Real Estate Securities Division**
                                ------------------------------------        -----------------------------------------
                                Year Ended    Year Ended   Period Ended      Year Ended    Year Ended   Period Ended
                                 December      December      December         December      December      December
                                 31, 2001      31, 2000      31, 1999         31, 2001      31, 2000      31, 1999
                                ------------------------------------        -----------------------------------------
Investment Income
   Dividend Income                 $  17          $ 226          $  37         $  93          $  43         $  12
   Annuity Rate and
      Expense Guarantees              34             33              4            21              9             1
                                   -----------------------------------         ----------------------------------
   Net Investment Income (Loss)      (17)           193             33            72             34            11
                                   -----------------------------------         ----------------------------------
Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
   Investments                      (287)            21             10            95             40            (2)
  Unrealized Appreciation
    (Depreciation)
     During the Year                (480)          (679)           154           (61)            97           (10)
                                   -----------------------------------         ----------------------------------
Net Gain (Loss) on Investments      (767)          (658)           164            34            137           (12)
                                   -----------------------------------         ----------------------------------
Increase (Decrease) in
Equity Derived from
Investment Activity                $(784)         $(465)         $ 197         $ 106          $ 171         $  (1)
                                   ===================================         ==================================

 **The initial investment in this Division was made on April 30, 1999.

                                            Russell Core Bond Division**
                                     ----------------------------------------
                                     Year Ended    Year Ended    Period Ended
                                      December      December      December
                                      31, 2001      31, 2000      31, 1999
                                     ----------------------------------------
Investment Income
   Dividend Income                      $ 78          $ 50          $ 22
   Annuity Rate and
      Expense Guarantees                  16            12             2
                                     ----------------------------------------
   Net Investment Income (Loss)           62            38            20
                                     ----------------------------------------
Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
   Investments                            16           (23)           (1)
  Unrealized Appreciation
    (Depreciation)
    During the Year                      (13)           68           (23)
                                     ----------------------------------------
Net Gain (Loss) on Investments             3            45           (24)
                                     ----------------------------------------
Increase (Decrease) in
Equity Derived from
Investment Activity                     $ 65          $ 83          $ (4)
                                     ========================================

**The initial investment in this Division was made on April 30, 1999.

  The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT A
                         STATEMENTS OF CHANGES IN EQUITY
                                 (in thousands)

                                                   Combined                           Small Cap Growth Stock Division**
                                     ---------------------------------------     ----------------------------------------
                                     Year Ended    Year Ended   Period Ended      Year Ended    Year Ended   Period Ended
                                      December      December      December         December      December      December
                                      31, 2001      31, 2000      31, 1999         31, 2001      31, 2000      31, 1999
                                     ---------------------------------------     ----------------------------------------
Operations:
   Net Investment Income              $  45,620      $  47,181    $  48,095      $    (178)     $     226      $     136
   Net Realized Gain (Loss)              15,197         56,764       51,300           (343)           827            550
   Net Change in Unrealized
     Appreciation (Depreciation)       (124,257)      (120,838)       9,270           (338)        (1,850)           464
                                      --------------------------------------     ----------------------------------------
Increase (Decrease) in Equity
  Derived from
  Investment Activity                   (63,440)       (16,893)     108,665           (859)          (797)         1,150
                                      --------------------------------------     ----------------------------------------
Equity Transactions:
  Contract Owners' Net Payment           46,213         54,157       55,489          1,932          2,791            398
  Annuity Payments                       (1,316)        (1,472)      (1,469)            (7)           (13)            --
  Surrenders and Other (Net)            (83,649)      (121,406)    (102,935)        (1,362)        (1,308)           (85)
  Transfers from Other
    Divisions or Sponsors                83,322        137,543      125,332          4,029         19,138          7,491
  Transfers to Other  Divisions
    or Sponsors                         (84,772)      (138,779)    (126,511)        (4,403)        (8,365)        (4,107)
                                      --------------------------------------     ----------------------------------------
Increase (Decrease) in Equity
  Derived from Equity Transactions      (40,202)       (69,957)     (50,094)           189         12,243          3,697
                                      --------------------------------------     ----------------------------------------
Net Increase (Decrease) in Equity      (103,642)       (86,850)      58,571           (670)        11,446          4,847
Equity:
  Beginning of Period                   697,354        784,204      725,633         16,293          4,847             --
  End of Period                       $ 593,712      $ 697,354      784,204      $  15,623      $  16,293      $   4,847
                                      ======================================     ========================================

**The initial investment in this Division was made on April 30, 1999.

                                          T. Rowe
                                        Price Small                                                     International
                                         Cap Value                                                      Growth Stock
                                         Division #          Aggressive Growth Stock Division            Division #
                                        ------------     -----------------------------------------      ------------
                                        Period Ended      Year Ended     Year Ended    Year Ended       Period Ended
                                        December 31,     December 31,   December 31,  December 31,      December 31,
                                            2001             2001           2000          1999              2001
                                        ------------     -----------------------------------------      ------------
Operations:
   Net Investment Income                   $      --      $  18,073      $  12,017      $   1,870        $      --
   Net Realized Gain (Loss)                       --            906         11,257         10,360               (8)
   Net Change in Unrealized
     Appreciation (Depreciation)                  41        (40,892)       (18,313)        18,776               --
                                           ---------     -----------------------------------------      ------------
Increase (Decrease) in Equity
  Derived from Investment Activity                41        (21,913)         4,961         31,006               (8)
                                           ---------     -----------------------------------------      ------------
Equity Transactions:
  Contract Owners' Net Payment                    87          6,978          8,119          6,945               24
  Annuity Payments                                --            (37)           (49)           (36)              --
  Surrenders and Other (Net)                      --        (10,388)       (19,221)       (12,324)              --
  Transfers from Other Divisions
    or Sponsors                                  490          7,243         26,450         13,400              154
  Transfers to Other Divisions
    or Sponsors                                  (34)       (10,995)       (17,887)       (22,500)             (13)
                                           ---------     -----------------------------------------      ------------
Increase (Decrease) in Equity
  Derived from Equity Transactions               543         (7,199)        (2,588)       (14,515)             165
                                           ---------     -----------------------------------------      ------------
Net Increase (Decrease) in Equity                584        (29,112)         2,373         16,491              157
Equity:
  Beginning of Period                             --        106,743        104,370         87,879               --
  End of Period                            $     584      $  77,631      $ 106,743      $ 104,370        $     157
                                           =========     =========================================      ============

# The initial investment in this Division was made on July 31, 2001

                                              Franklin Templeton
                                          International Equity Division                  Index 400 Stock Division**
                                     -------------------------------------       ---------------------------------------
                                     Year Ended    Year Ended   Year Ended       Year Ended    Year Ended   Period Ended
                                      December      December     December         December      December      December
                                      31, 2001      31, 2000     31, 1999         31, 2001      31, 2000      31, 1999
                                     -------------------------------------       ---------------------------------------
Operations:
   Net Investment Income               $  3,314      $  2,713      $  5,674      $      3      $    746      $     22
   Net Realized Gain (Loss)                (245)        2,247         2,516           (41)          207            18
   Net Change in Unrealized
     Appreciation (Depreciation)         (8,897)       (5,914)          193           (36)         (414)          154
                                       ------------------------------------      ------------------------------------
Increase (Decrease) in
  Equity Derived from
  Investment Activity                    (5,828)         (954)        8,383           (74)          539           194
                                       ------------------------------------      ------------------------------------
Equity Transactions:
  Contract Owners' Net Payment            2,894         3,890         3,455         1,347         1,061           410
  Annuity Payments                          (17)          (19)          (25)          (16)          (22)           --
  Surrenders and Other (Net)             (4,910)       (6,674)       (6,125)         (708)           28           (93)
  Transfers from Other Divisions
     or Sponsors                          3,316         7,129         3,673         4,453         5,651         2,621
  Transfers to Other  Divisions
     or Sponsors                         (4,969)       (8,486)       (8,861)       (3,006)       (2,290)         (937)
                                       ------------------------------------      ------------------------------------
Increase (Decrease) in Equity
  Derived from Equity Transactions       (3,686)       (4,160)       (7,883)        2,070         4,428         2,001
                                       ------------------------------------      ------------------------------------
Net Increase (Decrease) in Equity        (9,514)       (5,114)          500         1,996         4,967         2,195
Equity:
  Beginning of Period                    40,298        45,412        44,912         7,162         2,195            --
  End of Period                        $ 30,784      $ 40,298      $ 45,412      $  9,158      $  7,162      $  2,195
                                       ====================================      ====================================

**The initial investment in this Division was made on April 30, 1999.

                                                                                        J.P. Morgan Select Growth
                                           Growth Stock Division                        and Income Stock Division
                                     -------------------------------------       ---------------------------------------
                                     Year Ended    Year Ended   Year Ended       Year Ended    Year Ended    Year Ended
                                      December      December     December         December      December      December
                                      31, 2001      31, 2000     31, 1999         31, 2001      31, 2000      31, 1999
                                     -------------------------------------       ---------------------------------------
Operations:
   Net Investment Income               $  1,094      $  1,382    $    828        $    590       $  1,412      $  3,749
   Net Realized Gain (Loss)                 464         3,581       2,300            (278)            (2)        1,705
   Net Change in Unrealized
     Appreciation (Depreciation)         (7,478)       (6,543)      3,411          (2,664)        (3,775)       (3,315)
                                     -------------------------------------       ---------------------------------------
Increase (Decrease) in Equity
  Derived from Investment Activity       (5,920)       (1,580)      6,539          (2,352)        (2,365)        2,139
                                     -------------------------------------       ---------------------------------------
Equity Transactions:
  Contract Owners' Net Payment            3,713         4,161       3,966           2,138          2,864         3,728
  Annuity Payments                           (5)           (5)         (6)            (66)           (77)          (71)
  Surrenders and Other (Net)             (3,538)       (6,808)     (3,594)         (3,087)        (5,329)       (3,578)
  Transfers from Other Divisions
     or Sponsors                          5,424        14,158      13,108           3,370          3,239         8,139
  Transfers to Other Divisions
     or Sponsors                         (4,981)      (10,930)     (7,589)         (3,033)        (7,981)      (10,849)
                                     -------------------------------------       ---------------------------------------
Increase (Decrease) in Equity
   Derived from Equity Transactions         613           576       5,885            (678)        (7,284)       (2,631)
                                     -------------------------------------       ---------------------------------------
Net Increase (Decrease) in Equity        (5,307)       (1,004)     12,424          (3,030)        (9,649)         (492)
Equity:
  Beginning of Period                    38,024        39,028      26,604          26,087         35,736        36,228
  End of Period                        $ 32,717      $ 38,024    $ 39,028        $ 23,057       $ 26,087      $ 35,736
                                     =====================================       =======================================

                                            Capital
                                            Guardian
                                            Domestic                                                        Asset
                                             Equity                                                      Allocation
                                           Division #               Index 500 Stock Division             Division #
                                          ------------      --------------------------------------     -------------
                                          Period Ended      Year Ended    Year Ended    Year Ended     Period Ended
                                          December 31,       December      December    December 31,    December 31,
                                              2001           31, 2001      31, 2000        1999            2001
                                          ------------      --------------------------------------     -------------
Operations:
   Net Investment Income                   $       1         $   3,871      $   4.439   $   1,910         $       4
   Net Realized Gain (Loss)                       --             8,880         19,865      13,204                --
   Net Change in Unrealized
     Appreciation (Depreciation)                  12           (29,565)       (39,225)     13,045                11
                                          ------------      --------------------------------------     -------------
Increase (Decrease) in Equity
   Derived from Investment Activity               13           (16,814)       (14,921)     28,159                15
                                          ------------      --------------------------------------     -------------
Equity Transactions:
  Contract Owners' Net Payment                    25             7,565          9,486      11,822                86
  Annuity Payments                                --              (337)          (468)       (489)               --
  Surrenders and Other (Net)                      (2)          (15,093)       (24,033)    (19,188)                2
  Transfers from Other Divisions
    or Sponsors                                  254             9,028         16,159      24,383               699
  Transfers to Other Divisions
    or Sponsors                                   --           (12,955)       (22,419)    (18,154)               (2)
                                          ------------      --------------------------------------     -------------
Increase (Decrease) in Equity
  Derived from Equity Transactions               277           (11,792)       (21,275)     (1,626)              785
                                          ------------      --------------------------------------     -------------
Net Increase (Decrease) in Equity                290           (28,606)       (36,196)     26,533               800
Equity:
  Beginning of Period                             --           133,513        169,709     143,176                --
  End of Period                            $     290         $ 104,907      $ 133,513   $ 169,709         $     800
                                          ============      ======================================     =============

# The initial investment in this Division was made on July 31, 2001.

                                               Balanced Division                        High Yield Bond Division
                                     --------------------------------------      ---------------------------------------
                                     Year Ended    Year Ended   Year Ended       Year Ended    Year Ended    Year Ended
                                      December      December     December         December      December      December
                                      31, 2001      31, 2000     31, 1999         31, 2001      31, 2000      31, 1999
                                     --------------------------------------      ---------------------------------------
Operations:
   Net Investment Income              $  16,485     $  20,564     $  30,130      $     467      $    543      $     727
   Net Realized Gain (Loss)               6,981        19,864        21,154           (655)         (756)          (847)
   Net Change in Unrealized
     Appreciation (Depreciation)        (34,686)      (44,078)      (21,022)           381          (119)           (22)
                                     --------------------------------------      ---------------------------------------
Increase (Decrease) in Equity
  Derived from Investment Activity      (11,220)       (3,650)       30,262            193          (332)          (142)
                                     --------------------------------------      ---------------------------------------
Equity Transactions:
  Contract Owners' Net Payment           12,043        13,081        15,663            523           765            989
  Annuity Payments                         (684)         (715)         (742)           (11)           (4)            (5)
  Surrenders and Other (Net)            (32,253)      (44,386)      (45,409)          (888)         (968)        (1,234)
  Transfers from Other Divisions
    or Sponsors                           9,588         8,372        17,537          1,921           746          1,293
  Transfers to Other Divisions
    or Sponsors                         (14,552)      (25,634)      (23,181)        (1,860)       (2,016)        (3,220)
                                     --------------------------------------      ---------------------------------------
Increase (Decrease) in Equity
  Derived from Equity Transactions      (25,858)      (49,282)      (36,132)          (315)       (1,477)        (2,177)
                                     --------------------------------------      ---------------------------------------
Net Increase (Decrease) in Equity       (37,078)      (52,932)       (5,870)          (122)       (1,809)        (2,319)
Equity:
  Beginning of Period                   266,001       318,933       324,803          5,130         6,939          9,258
  End of Period                       $ 228,923     $ 266,001     $ 318,933      $   5,008      $  5,130      $   6,939
                                     ======================================      =======================================

                                            Select Bond Division                        Money Market Division
                                     --------------------------------------      ---------------------------------------
                                     Year Ended    Year Ended   Year Ended       Year Ended    Year Ended    Year Ended
                                      December      December     December         December      December      December
                                      31, 2001      31, 2000     31, 1999         31, 2001      31, 2000      31, 1999
                                     --------------------------------------      ---------------------------------------
Operations:
   Net Investment Income               $  1,009      $  1,235      $  1,823      $    749      $  1,313      $  1,095
   Net Realized Gain (Loss)                 (65)         (333)          370            --            --            --
   Net Change in Unrealized
     Appreciation (Depreciation)            919           830        (2,715)           --            --            --
                                     --------------------------------------      ---------------------------------------
Increase (Decrease) in Equity
  Derived from Investment Activity        1,863         1,732          (522)          749         1,313         1,095
                                     --------------------------------------      ---------------------------------------
Equity Transactions:
  Contract Owners' Net Payment            1,760         1,609         1,638         2,973         3,498         5,147
  Annuity Payments                          (84)          (54)          (55)          (42)          (44)          (40)
  Surrenders and Other (Net)             (3,070)       (3,755)       (4,343)       (7,417)       (8,367)       (6,872)
  Transfers from Other Divisions
     or Sponsors                          5,887         1,998         2,826        19,263        21,967        24,985
  Transfers to Other Divisions
     or Sponsors                         (2,868)       (3,403)       (3,264)      (13,859)      (21,732)      (22,381)
                                     --------------------------------------      ---------------------------------------
Increase (Decrease) in Equity
  Derived from Equity Transactions        1,625        (3,605)       (3,198)          918        (4,678)          839
                                     --------------------------------------      ---------------------------------------
Net Increase Decrease) in Equity          3,488        (1,873)       (3,720)        1,667        (3,365)        1,934
Equity:
  Beginning of Period                    20,269        22,142        25,862        25,480        28,845        26,911
  End of Period                        $ 23,757      $ 20,269      $ 22,142      $ 27,147      $ 25,480      $ 28,845
                                     ======================================      =======================================

                                     Russell Multi-Style Equity Division **       Russell Aggressive Equity Division**
                                     --------------------------------------      ---------------------------------------
                                     Year Ended    Year Ended  Period Ended      Year Ended    Year Ended  Period Ended
                                      December      December     December         December      December      December
                                      31, 2001      31, 2000     31, 1999         31, 2001      31, 2000      31, 1999
                                     --------------------------------------      ---------------------------------------
Operations:
   Net Investment Income               $    47      $    91      $    67         $   (26)       $   235      $    --
   Net Realized Gain (Loss)               (154)         (74)          (3)            (69)            43          (34)
   Net Change in Unrealized
    Appreciation (Depreciation)           (517)        (564)          62               6           (359)         118
                                     --------------------------------------      ---------------------------------------
Increase (Decrease) in Equity
  Derived from Investment Activity        (624)        (547)         126             (89)           (81)          84
                                     --------------------------------------      ---------------------------------------
Equity Transactions:
  Contract Owners' Net Payment             675        1,088          750             447            556          285
  Annuity Payments                          (6)          (2)          --              --             --           --
  Surrenders and Other (Net)              (216)        (119)         (36)           (200)          (198)         (22)
  Transfers from Other Divisions
    or Sponsors                          2,557        2,889        1,993           1,011          1,921        1,498
  Transfers to Other Divisions
    or Sponsors                         (2,372)      (1,712)        (333)           (792)          (842)        (703)
                                     --------------------------------------      ---------------------------------------
Increase (Decrease) in Equity
  Derived from Equity Transactions         638        2,144        2,374             466          1,437        1,058
                                     --------------------------------------      ---------------------------------------
Net Increase (Decrease) in Equity           14        1,597        2,500             377          1,356        1,142
Equity:
  Beginning of Period                    4,097        2,500           --           2,498          1,142           --
  End of Period                        $ 4,111      $ 4,097      $ 2,500         $ 2,875        $ 2,498      $ 1,142
                                     ======================================      =======================================

**The initial investment in this Division was made on April 30, 1999.

                                           Russell Non-U.S. Division **          Russell Real Estate Securities Division**
                                     --------------------------------------      ---------------------------------------
                                     Year Ended    Year Ended  Period Ended       Year Ended    Year Ended  Period Ended
                                      December      December     December         December      December      December
                                      31, 2001      31, 2000     31, 1999         31, 2001      31, 2000      31, 1999
                                     --------------------------------------      ---------------------------------------
Operations:
   Net Investment Income               $   (17)     $   193      $    33           $    72      $    34      $    11
   Net Realized Gain (Loss)               (287)          21           10                95           40           (2)
   Net Change in Unrealized
    Appreciation (Depreciation)           (480)        (679)         154               (61)          97          (10)
                                     --------------------------------------      ---------------------------------------
Increase (Decrease) in Equity
  Derived from Investment Activity        (784)        (465)         197               106          171           (1)
Equity Transactions:
  Contract Owners' Net Payment             505          712          189               316          234           33
  Annuity Payments                          --           --           --                (4)          --           --
  Surrenders and Other (Net)              (270)        (203)         (31)             (127)         (17)          (1)
  Transfers from Other Divisions
    or Sponsors                          1,782        3,039        1,372             2,039        3,101          324
  Transfers to Other Divisions
    or Sponsors                         (1,616)      (1,221)        (344)           (1,838)      (2,492)         (24)
                                     --------------------------------------      ---------------------------------------
Increase (Decrease) in Equity
  Derived from Equity Transactions         401        2,327        1,186               386          826          332
                                     --------------------------------------      ---------------------------------------
Net Increase (Decrease) in Equity         (383)       1,862        1,383               492          997          331
Equity:
  Beginning of Period                    3,245        1,383           --             1,328          331           --
  End of Period                        $ 2,862      $ 3,245      $ 1,383           $ 1,820      $ 1,328      $   331
                                     ======================================      =======================================

**The initial investment in this Division was made on April 30, 1999.

                                            Russell Core Bond Division**
                                     --------------------------------------
                                     Year Ended    Year Ended  Period Ended
                                      December      December     December
                                      31, 2001      31, 2000     31, 1999
                                     --------------------------------------
Operations:
   Net Investment Income               $    62      $    38      $    20
   Net Realized Gain/(Loss)                 16          (23)          (1)
   Net Change in Unrealized
     Appreciation/(Depreciation)           (13)          68          (23)
                                     --------------------------------------
Increase/(Decrease) in Equity
  Derived from Investment Activity          65           83           (4)
                                     --------------------------------------
Equity Transactions:
  Contract Owners' Net Payment             182          242           71
  Annuity Payments                          --           --           --
  Surrenders and Other (Net)              (122)         (48)          --
  Transfers from Other Divisions
    or Sponsors                            814        1,586          689
  Transfers to Other Divisions
    or Sponsors                           (624)      (1,369)         (64)
                                     --------------------------------------
Increase/(Decrease) in Equity
  Derived from Equity Transactions         250          411          696
                                     --------------------------------------
Net Increase/(Decrease) in Equity          315          494          692
Equity:
  Beginning of Period                    1,186          692           --
  End of Period                        $ 1,501      $ 1,186      $   692
                                     ======================================

**The initial investment in this Division was made on April 30, 1999.

    The Accompanying Notes are an Integral Part of the Financial Statements.

FINANCIAL HIGHLIGHTS
NML VARIABLE ANNUITY ACCOUNT A

(For a unit outstanding
during the period)

                                     Year or     Unit Value    Increase
                                     Period     Beginning of   (Decrease)   Unit Value End      Total         Expense
Division                              Ended       Period       in Equity       of Period       Return(2)      Ratio(3)
------------------------------------------------------------------------------------------------------------------------
Front Load Contract (Series QQ)
  Small Cap Growth Stock ...........  12/31/01   $1.972747   $(0.081899)     $1.890848           -4.15%        0.40%
  T. Rowe Price Small Cap Value(1)..  12/31/01    1.000000     0.015860       1.015860            1.59%        0.40%
  Aggressive Growth Stock ..........  12/31/01    2.815081    (0.568557)      2.246524          -20.20%        0.40%
  International Growth Stock(1).....  12/31/01    1.000000    (0.095536)      0.904464           -9.55%        0.40%
  Franklin Templeton
  International Equity .............  12/31/01    1.940943    (0.278442)      1.662501          -14.35%        0.40%
  Index 400 Stock ..................  12/31/01    1.313674    (0.013865)      1.299809           -1.06%        0.40%
  Growth Stock .....................  12/31/01    2.814641    (0.409854)      2.404787          -14.56%        0.40%
  J.P. Morgan Select Growth
  and Income Stock .................  12/31/01    2.252648    (0.183473)      2.069175           -8.14%        0.40%
  Capital Guardian Domestic
  Equity(1) ........................  12/31/01    1.000000    (0.023524)      0.976476           -2.35%        0.40%
  Index 500 Stock ..................  12/31/01    2.842665    (0.347775)      2.494890          -12.23%        0.40%
  Asset Allocation(1) ..............  12/31/01    1.000000    (0.022672)      0.977328           -2.27%        0.40%
  Balanced .........................  12/31/01    2.105871    (0.074585)      2.031286           -3.54%        0.40%
  High Yield Bond ..................  12/31/01    1.409248     0.064933       1.474181            4.61%        0.40%
  Select Bond ......................  12/31/01    1.461268     0.144995       1.606263            9.92%        0.40%
  Money Market .....................  12/31/01    1.333271     0.046639       1.379910            3.50%        0.40%
  Russell Multi-Style Equity .......  12/31/01    0.937760    (0.136467)      0.801293          -14.55%        0.40%
  Russell Aggressive Equity ........  12/31/01    1.094433    (0.030180)      1.064253           -2.76%        0.40%
  Russell Non-U.S ..................  12/31/01    1.065355    (0.238046)      0.827309          -22.34%        0.40%
  Russell Real Estate Securities....  12/31/01    1.172137     0.086778       1.258915            7.40%        0.40%
  Russell Core Bond ................  12/31/01    1.083276     0.075539       1.158815            6.97%        0.40%

                                     Year or     Unit Value    Increase
                                     Period     Beginning of   (Decrease)   Unit Value End      Total         Expense
Division                              Ended       Period       in Equity       of Period       Return(2)      Ratio(3)
------------------------------------------------------------------------------------------------------------------------
Back Load Contract (Series QQ)
  Small Cap Growth Stock             12/31/01    $1.945087   $(0.096594)     $1.848493           -4.97%        1.25%
  T. Rowe Price Small Cap Value(1)   12/31/01     1.000000     0.012260       1.012260            1.23%        1.25%
  Aggressive Growth Stock            12/31/01     5.671037    (1.183853)      4.487184          -20.88%        1.25%
  International Growth Stock(1)      12/31/01     1.000000    (0.098742)      0.901258           -9.87%        1.25%
  Franklin Templeton
  International Equity               12/31/01     2.251266    (0.339347)      1.911919          -15.07%        1.25%
  Index 400 Stock                    12/31/01     1.295242    (0.024552)      1.270690           -1.90%        1.25%
  Growth Stock                       12/31/01     2.901600    (0.443580)      2.458020          -15.29%        1.25%
  J.P. Morgan Select Growth
  and Income Stock                   12/31/01     2.322995    (0.207320)      2.115675           -8.92%        1.25%
  Capital Guardian Domestic
  Equity(1)                          12/31/01     1.000000    (0.026996)      0.973004           -2.70%        1.25%
  Index 500 Stock                    12/31/01     4.343830    (0.563806)      3.780024          -12.98%        1.25%
  Asset Allocation(1)                12/31/01     1.000000    (0.026138)      0.973862           -2.61%        1.25%
  Balanced                           12/31/01     7.332002    (0.319640)      7.012362           -4.36%        1.25%
  High Yield Bond                    12/31/01     1.431888     0.053276       1.485164            3.72%        1.25%
  Select Bond                        12/31/01     7.541503     0.678091       8.219594            8.99%        1.25%
  Money Market                       12/31/01     2.648821     0.069429       2.718250            2.62%        1.25%
  Russell Multi-Style Equity         12/31/01     0.924598    (0.141263)      0.783335          -15.28%        1.25%
  Russell Aggressive Equity          12/31/01     1.079072    (0.038660)      1.040412           -3.58%        1.25%
  Russell Non-U.S                    12/31/01     1.050412    (0.241633)      0.808779          -23.00%        1.25%
  Russell Real Estate Securities     12/31/01     1.155691     0.075035       1.230726            6.49%        1.25%
  Russell Core Bond                  12/31/01     1.068073     0.064799       1.132872            6.07%        1.25%

(1)   Portfolio commenced operations on July 31, 2001.

(2) Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

(3) Computed on an annualized basis. Does not include expenses of the underlying portfolio.

    The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT A
                          NOTES TO FINANCIAL STATEMENTS

Note 1--NML Variable Annuity Account A (the "Account") is a segregated asset account of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual") used to fund variable annuity contracts ("contracts") for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Currently, two versions of the contract are offered: Front Load contracts with a sales charge up to 4% of purchase payments and Back Load contracts with a withdrawal charge of 0-8%.

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

Note 3--All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc. and the Russell Insurance Funds (collectively known as the "Funds"). The shares are valued at the Funds' offering and redemption price per share. The Funds are diversified open-end investment companies registered under the Investment Company Act of 1940.

Note 4--Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. For variable payment plans issued prior to January 1, 1974, annuity reserves are based on the 1955 American Annuity Table with assumed interest rates of 3% or 5%. For variable payment plans issued on or after January 1, 1974 and before January 1, 1985, annuity reserves are based on the 1971 Individual Annuity Table with assumed interest rates of 3-1/2% or 5%. For variable payment plans issued on or after January 1, 1985, annuity reserves are based on the 1983 Annuity Table a adjusted with assumed interest rates of 3-1/2% or 5%.

Note 5--Dividend income from the Funds is recorded on the ex-date of the dividends. Transactions in the Funds' shares are accounted for on the trade date. The basis for determining cost on sale of the Funds' shares is identified cost. Purchases and sales of the Funds' shares for the years ended December 31 by each Division are shown below:

Purchases                                                    2001            2000            1999
---------                                                    ----            ----            ----
Small Cap Growth Stock Division ....................  $ 3,119,762     $17,753,003     $ 7,208,705
T. Rowe Price Small Cap Value Division# ............      544,334             N/A             N/A
Aggressive Growth Division .........................   23,504,270      28,757,540       9,958,208
International Growth Stock Division# ...............      164,575             N/A             N/A
Franklin Templeton International Equity Division....    5,754,067       7,202,129       7,974,310
Index 400 Stock Division ...........................    4,038,686       6,518,127       2,853,810
Growth Stock Division ..............................    6,550,789      10,541,938      11,793,727
J.P. Morgan Select Growth & Income Stock Division...    3,711,176       3,648,384       9,919,814
Capital Guardian Domestic Equity Division# .........      277,299             N/A             N/A
Index 500 Stock Division ...........................   11,216,245      12,680,244      20,410,794
Asset Allocation# ..................................      787,179             N/A             N/A
Balanced Division ..................................   27,209,702      27,444,656      44,419,512
High Yield Bond Division ...........................    1,951,937       1,229,855       2,095,955
Select Bond Division ...............................    6,619,324       3,277,738       4,931,954
Money Market Division ..............................   15,154,072      17,944,328      20,905,226
Russell Multi-Style Division .......................    1,097,267       3,100,268       2,666,402
Russell Aggressive Equity Division .................      871,028       2,220,376       1,593,605
Russell Non-U.S. Division ..........................      973,304       3,003,918       1,498,221
Russell Real Estate Securities Division ............    1,738,713       2,492,535         357,723
Russell Core Bond Division .........................      586,923       1,780,876         758,431

# Initial investment in this division was made on July 31, 2001.

SALES                                                        2001          2000          1999
-----                                                        ----          ----          ----
Small Cap Growth Stock Division ....................     $ 3,107,912   $ 5,283,832   $ 3,374,541
T. Rowe Price Small Cap Value Division# ............           1,251           N/A           N/A
Aggressive Growth Division .........................      12,700,645    19,230,800    22,717,778
International Growth Stock Division# ...............               1           N/A           N/A
Franklin Templeton International Equity Division....       6,134,228     8,640,998    10,228,782
Index 400 Stock Division ...........................       1,955,209     1,353,450       821,170
Growth Stock Division ..............................       4,859,534     8,573,786     5,237,895
J.P. Morgan Select Growth & Income Stock Division...       3,793,450     9,525,030     9,006,288
Capital Guardian Domestic Equity Division# .........              36           N/A           N/A
Index 500 Stock Division ...........................      19,112,689    29,656,415    20,135,029
Asset Allocation Division# .........................               8           N/A           N/A
Balanced Division ..................................      36,676,777    56,250,284    50,211,717
High Yield Bond Division ...........................       1,795,043     2,157,663     3,579,846
Select Bond Division ...............................       3,765,014     5,660,540     6,390,659
Money Market Division ..............................      13,474,404    21,431,894    18,848,756
Russell Multi-Style Division .......................         483,989       864,610       225,476
Russell Aggressive Equity Division .................         364,836       548,989       535,192
Russell Non-U.S. Division ..........................         616,921       484,146       279,802
Russell Real Estate Securities Division ............       1,297,610     1,636,969        13,625
Russell Core Bond Division .........................         249,167     1,332,763        41,756

# Initial Investment in this division was made on July 31, 2001.

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

For contracts issued on or after March 31, 1995 and prior to March 31, 2000, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 4/10 of 1% and 1-1/4%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 3/4 of 1% and 1-1/2%, respectively.

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

Note 8--Equity Values by Division for the year ended December 31, 2001 are shown below:

(in thousands, except accumulation unit values)

                                                                                              Contracts Issued:
                                                  Contracts Issued:                     After December 16, 1981 and
                                             Prior to December 17, 1981                    Prior to March 31, 1995
                                     ----------------------------------------------------------------------------------------
                                      Accumulation                                Accumulation
Division                                  Unit            Units                       Unit            Units
                                         Value         Outstanding     Equity        Value         Outstanding      Equity
                                     ----------------------------------------------------------------------------------------
Small Cap Growth Stock                   $1.873388             243     $   454       $1.848493           5,700     $ 10,537
T. Rowe Price Small Cap Value             1.014387              11          11        1.012260             293          296
Aggressive Growth Stock                   4.742335             305       1,444        4.487184          12,273       55,072
International Growth Stock                0.903153              11          10        0.901258              91           82
Franklin Templeton International
Equity                                    1.996677             340         679        1.911919          11,504       21,995
Index 400 Stock                           1.287807             335         431        1.270690           4,225        5,368
Growth Stock                              2.554121             311         795        2.458020           8,243       20,262
J.P. Morgan Select Growth and
Income                                    2.198364             182         400        2.115675           6,685       14,144
Capital Guardian Domestic Equity          0.975051              11          11        0.973004             193          188
Index 500 Equity                          3.994853           4,934      19,712        3.780024          15,617       59,034
Asset Allocation                          0.975908              11          11        0.973862             477          464
Balanced                                  7.750204           1,566      12,135        7.012362          26,333      184,658
High Yield Bond                           1.543249              74         114        1.485164           1,881        2,794
Select Bond                               9.086342             515       4,675        8.219594           1,651       13,573
Money Market                              3.004024             766       2,301        2.718250           6,010       16,336
Russell Multi-Style Equity                0.793888              27          21        0.783335           2,727        2,136
Russell Aggressive Equity                 1.054435              64          67        1.040412           1,623        1,689
Russell Non-U.S                           0.819680              52          42        0.808779           2,184        1,767
Russell Real Estate Securities            1.247315              23          28        1.230726             812          999
Russell Core Bond                         1.148123              17          19        1.132872             793          898
                                                                       -------                                     --------
   Equity                                                               43,360                                      412,292
   Annuity Reserves                                                      3,481                                        9,091
                                                                       -------                                     --------
   Total Equity                                                        $46,841                                     $421,383
                                                                       =======                                     ========

                                                 Contracts Issued:                           Contracts Issued:
                                           On or After March 31, 1995 and              On or After March 31, 1995 and
                                              Prior to March 31, 2000                     Prior to March 31, 2000
                                                Front Load Version                           Back Load Version
                                     ----------------------------------------------------------------------------------------
                                      Accumulation                                Accumulation
Division                                  Unit            Units                       Unit            Units
                                         Value         Outstanding     Equity        Value         Outstanding      Equity
                                     ----------------------------------------------------------------------------------------
Small Cap Growth Stock                    $1.890848              324   $   612       $1.848493           1,809      $3,344
T. Rowe Small Cap Value                    1.015860               96        98        1.012260             151         153
Aggressive Growth Stock                    2.246524            1,271     2,856        4.487184           3,733      16,752
International Growth Stock                 0.904464                8         7        0.901258              31          28
Franklin Templeton International
Equity                                     1.662501              870     1,446        1.911919           3,194       6,106
Index 400 Stock                            1.299809              253       329        1.270690           1,706       2,167
Growth Stock                               2.404787              677     1,628        2.458020           3,786       9,305
J.P. Morgan Select Growth and
Income                                     2.069175              657     1,359        2.115675           2,910       6,156
Capital Guardian Domestic Equity           0.976476                7         6        0.973004              71          69
Index 500 Equity                           2.494890            1,234     3,078        3.780024           5,051      19,091
Asset Allocation                           0.977328               83        81        0.973862             215         209
Balanced                                   2.031286            1,745     3,545        7.012362           2,779      19,490
High Yield Bond                            1.474181              211       312        1.485164           1,073       1,593
Select Bond                                1.606263              301       483        8.219594             437       3,595
Money Market                               1.379910            2,064     2,848        2.718250           1,759       4,782
Russell Multi-Style Equity                 0.801293              609       488        0.783335           1,505       1,179
Russell Aggressive Equity                  1.064253              278       296        1.040412             685         713
Russell Non-U.S.                           0.827309              254       210        0.808779             820         663
Russell Real Estate Securities             1.258915               97       122        1.230726             395         486
Russell Core Bond                          1.158815               21        24        1.132872             367         416
                                                                       -------                                     --------
   Equity                                                               19,828                                      96,297
   Annuity Reserves                                                        295                                         402
                                                                       -------                                     --------
   Total Equity                                                        $20,123                                     $96,699
                                                                       =======                                     ========

                                                 Contracts Issued:                           Contracts Issued:
                                            On or After March 31, 2000                   On or After March 31, 2000
                                                Front Load Version                           Back Load Version
                                     ----------------------------------------------------------------------------------------
                                      Accumulation                                Accumulation
Division                                  Unit            Units                       Unit            Units
                                         Value         Outstanding     Equity        Value         Outstanding      Equity
                                     ----------------------------------------------------------------------------------------
Small Cap Growth Stock                    $0.865935            140       $122        $1.848493             284        $525
T. Rowe Small Cap Value                    1.015445              -          -         1.012260              26          26
Aggressive Growth Stock                    0.719033            168        120         4.487184             243       1,093
International Growth Stock                 0.904093             18         16         0.901258              15          14
Franklin Templeton International
Equity                                     0.851962             93         79         1.911919             146         279
Index 400 Stock                            1.023646            164        167         1.270690             362         460
Growth Stock                               0.782628             66         52         2.458020             253         622
J.P. Morgan Select Growth and
Income                                     0.814020            138        113         2.115675             124         263
Capital Guardian Domestic Equity           0.976072              8          8         0.973004               8           8
Index 500 Equity                           0.779001            231        180         3.780024             277       1,049
Asset Allocation                           0.976926              -          -         0.973862              35          34
Balanced                                   0.937735            819        768         7.012362             143       1,000
High Yield Bond                            1.006773             70         71         1.485164              52          77
Select Bond                                1.184790             96        114         8.219594              26         214
Money Market                               1.079788              1          1         2.718250             180         489
Russell Multi-Style Equity                 0.751294             77         58         0.783335             137         107
Russell Aggressive Equity                  0.903873             48         43         1.040412              64          67
Russell Non-U.S.                           0.659991             92         61         0.808779             114          92
Russell Real Estate Securities             1.331406             35         46         1.230726              69          85
Russell Core Bond                          1.148513             38         43         1.132872              89         100
                                                                       ------                                     --------
   Equity                                                               2,062                                        6,604
   Annuity Reserves                                                         -                                            -
                                                                       ------                                     --------
   Total Equity                                                        $2,062                                       $6,604
                                                                       ======                                     ========

Equity Values by Division for the year ended December 31, 2000 are shown below:

                                                                                              CONTRACTS ISSUED:
                                                   CONTRACTS ISSUED:                     AFTER DECEMBER 16, 1981 AND
                                              PRIOR TO DECEMBER 17, 1981                   PRIOR TO MARCH 31, 1995
                                              --------------------------------------------------------------------
                                       ACCUMULATION      UNITS                     ACCUMULATION     UNITS
DIVISION                                UNIT VALUE    OUTSTANDING    EQUITY         UNIT VALUE   OUTSTANDING     EQUITY
--------                                -------------------------------------------------------------------------------
Small Cap Growth Stock...........       $1.961375       261,141   $    512,195      $1.945087     5,885,472  $ 11,447,755
Aggressive Growth Stock..........        5.963354       388,193      2,314,933       5.671037    13,812,637    78,331,974
International Equity.............        2.339241       375,719        878,897       2.251266    13,283,821    29,905,413
Index 400 Stock..................        1.306094       288,383        376,655       1.295242     3,499,606     4,532,837
Growth Stock.....................        2.999890       334,831      1,004,457       2.901600     8,296,584    24,073,369
Growth and Income................        2.401649       180,854        434,349       2.322995     6,946,403    16,136,459
Index 500 Stock..................        4.567635     5,706,738     26,066,296       4.343830    17,587,215    76,395,873
Balanced.........................        8.062822     2,213,090     17,843,753       7.332002    29,328,998   215,040,269
High Yield Bond..................        1.480422        80,510        119,189       1.431888     2,029,262     2,905,676
Select Bond......................        8.294952       495,713      4,111,913       7.541503     1,634,871    12,329,386
Money Market.....................        2.912624       732,845      2,134,502       2.648821     6,248,637    16,551,521
Russell Multi-Style Equity.......        0.932346        60,602         55,998       0.924598     2,365,883     2,187,490
Russell Aggressive Equity........        1.088117        58,734         63,909       1.079072     1,455,003     1,570,053
Russell Non-U.S..................        1.059216        51,562         54,615       1.050412     2,019,287     2,121,083
Russell Real Estate Securities...        1.165389        25,462         29,673       1.155691       652,555       754,152
Russell Core Bond................        1.077032        22,616         24,358       1.068073       728,086       777,649
                                                                  ------------                               ------------
Equity...........................                                   56,025,692                                495,060,959
                                                                  ============                               ============
Annuity Reserves.................                                    3,935,428                                  9,496,138
                                                                  ------------                               ------------
Total Equity.....................                                 $ 59,961,120                               $504,557,097
                                                                  ============                               ============

                                   CONTRACTS ISSUED: ON OR AFTER MARCH 31, 1995  CONTRACTS ISSUED: ON OR AFTER MARCH 31, 1995
                                          AND PRIOR TO MARCH 31, 2000                      AND PRIOR TO MARCH 31, 2000
                                             FRONT LOAD VERSION                                 BACK LOAD VERSION
                                             ------------------                                 -----------------
                                       ACCUMULATION      UNITS                       ACCUMULATION     UNITS
DIVISION                                UNIT VALUE    OUTSTANDING    EQUITY           UNIT VALUE   OUTSTANDING     EQUITY
--------                                ----------    -----------    ------           ----------   -----------     ------
Small Cap Growth Stock...........       $1.972747       321,211   $    633,669        $1.945087     1,675,122  $  3,258,259
Aggressive Growth Stock..........        2.815081     1,322,419      3,722,716         5.671037     3,831,806    21,730,312
International Equity.............        1.940943       950,116      1,844,122         2.251266     3,242,296     7,299,271
Index 400 Stock..................        1.313674       226,675        297,777         1.295242     1,069,393     1,385,123
Growth Stock.....................        2.814641       688,920      1,939,063         2.901600     3,697,631    10,729,045
Growth and Income................        2.252648       721,964      1,626,331         2.322995     3,046,744     7,077,571
Index 500 Stock..................        2.842665     1,267,405      3,602,808         4.343830     5,436,581    23,615,584
Balanced.........................        2.105871     1,936,776      4,078,602         7.332002     2,907,554    21,318,188
High Yield Bond..................        1.409248       278,582        392,591         1.431888     1,154,997     1,653,826
Select Bond......................        1.461268       352,753        515,467         7.541503       353,449     2,665,540
Money Market.....................        1.333271     1,852,761      2,470,232         2.648821     1,397,046     3,700,525
Russell Multi-Style Equity.......        0.937760       653,396        612,729         0.924598     1,250,824     1,156,510
Russell Aggressive Equity........        1.094433       205,450        224,852         1.079072       558,206       602,345
Russell Non-U.S..................        1.065355       239,460        255,110         1.050412       734,746       771,786
Russell Real Estate Securities...        1.172137        73,595         86,263         1.155691       324,452       374,967
Russell Core Bond................        1.083276        35,410         38,359         1.068073       310,796       331,953
                                                                  ------------                                 ------------
   Equity........................                                   22,340,691                                  107,670,805
   Annuity Reserves..............                                      357,122                                      485,706
                                                                  ------------                                 ------------
   Total Equity..................                                 $ 22,697,813                                 $108,156,511
                                                                  ============                                 ============

                                                   CONTRACTS ISSUED:                          CONTRACTS ISSUED:
                                              ON OR AFTER MARCH 31, 2000                 ON OR AFTER MARCH 31, 2000
                                                  FRONT LOAD VERSION                          BACK LOAD VERSION
                                                  ------------------                          -----------------
                                       ACCUMULATION      UNITS                     ACCUMULATION     UNITS
DIVISION                                UNIT VALUE    OUTSTANDING    EQUITY         UNIT VALUE   OUTSTANDING     EQUITY
--------                                ----------    -----------    ------         ----------   -----------     ------
Small Cap Growth Stock...........       $0.904342        87,187   $     78,847      $1.945087        69,946    $  136,052
Aggressive Growth Stock..........        0.901909        54,097         48,790       5.671037        35,017       198,585
International Equity.............        0.995643        24,076         23,971       2.251266        42,413        95,483
Index 400 Stock..................        1.035589       114,473        118,547       1.295242        48,800        63,208
Growth Stock.....................        0.916924        30,267         27,752       2.901600        63,702       184,837
Growth and Income................        0.887072        31,528         27,968       2.322995        15,035        34,927
Index 500 Stock..................        0.888477        24,617         21,872       4.343830        54,215       235,499
Balanced.........................        0.973123        52,519         51,107       7.332002        46,538       341,214
High Yield Bond..................        0.963375             -              -       1.431888         6,687         9,576
Select Bond......................        1.078901           537            580       7.541503         4,112        31,009
Money Market.....................        1.044325           538            562       2.648821        22,631        59,945
Russell Multi-Style Equity.......        0.880119         1,678          1,477       0.924598        17,408        16,096
Russell Aggressive Equity........        0.930436        17,481         16,265       1.079072        18,584        20,053
Russell Non-U.S..................        0.850723        11,781         10,022       1.050412        30,216        31,739
Russell Real Estate Securities...        1.240862        60,731         75,359       1.155691         5,539         6,401
Russell Core Bond................        1.074705             -              -       1.068073        12,988        13,872
                                                                  ------------                                 ----------
   Equity........................                                      503,119                                  1,478,496
   Annuity Reserves..............                                            -                                          -
                                                                  ------------                                 ----------
   Total Equity..................                                 $    503,119                                 $1,478,496
                                                                  ============                                 ==========

REPORT OF INDEPENDENT ACCOUNTANTS


To The Northwestern Mutual Life Insurance Company and
Contract Owners of NML Variable Annuity Account A

In our opinion, the accompanying combined statements of assets and liabilities and the related combined and separate statements of operations and of changes in equity and the financial highlights, present fairly, in all material respects, the financial position of NML Variable Annuity Account A and its Small Cap Growth Stock Division, T. Rowe Price Small Cap Value Division, Aggressive Growth Stock Division, International Growth Stock Division, Franklin Templeton International Equity Division, Index 400 Stock Division, Growth Stock Division, J.P. Morgan Select Growth & Income Stock Division, Capital Guardian Domestic Equity Division, Index 500 Stock Division, Asset Allocation Division, Balanced Division, High Yield Bond Division, Select Bond Division, Money Market Division, Russell Multi-Style Equity Division, Russell Aggressive Equity Division, Russell Non-U.S. Division, Russell Real Estate Securities Division and Russell Core Bond Division thereof at December 31, 2001 and 2000, the results of each of their operations and the changes in each of their equity for each of the three years or the periods ended December 31, 2001 and each of their financial highlights for the year or period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as "financial statements") are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of the number of shares owned at December 31, 2001 and 2000 with Northwestern Mutual Series Fund, Inc., and the Russell Insurance Funds, provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 25, 2002

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENTS OF ASSETS AND LIABILITIES
                                 (IN THOUSANDS)

                                                              DECEMBER 31
                                                              -----------
ASSETS                                                     2001         2000
                                                           ----         ----
Investments at Market Value:
Northwestern Mutual Series Fund, Inc.
   Small Cap Growth Stock
      2001: 11,812 shares (cost $22,806) ..............  $ 21,098
      2000: 10,796 shares (cost $21,732) ..............               $ 20,038
   T. Rowe Price Small Cap Value#
      2001: 162 shares (cost $159) ....................       165
   Aggressive Growth Stock
      2001: 39,756 shares (cost $140,948) .............   112,232
      2000: 35,198 shares (cost $127,672) .............                157,369
   International Growth Stock#
      2001: 41 shares (cost $39) ......................        38
   Franklin Templeton International Equity
      2001: 38,694 shares (cost $58,397) ..............    48,902
      2000: 40,104 shares (cost $66,609) ..............                 65,489
   Index 400 Stock
      2001: 15,015 shares (cost $17,465) ..............    16,849
      2000: 9,964 shares (cost $12,291) ...............                 11,399
   Growth Stock
      2001: 16,290 shares (cost $37,853) ..............    33,016
      2000: 17,300 shares (cost $39,131) ..............                 42,696
   J.P. Morgan Select Growth and Income Stock
      2001: 20,895 shares (cost $30,763) ..............    25,473
      2000: 21,712 shares (cost $32,369) ..............                 29,723
   Capital Guardian Domestic Equity#
      2001: 216 shares (cost $204) ....................       211
   Index 500 Stock
      2001: 47,737 shares (cost $124,634) .............   131,489
      2000: 50,895 shares (cost $127,244) .............                173,398
   Asset Allocation#
      2001: 47 shares (cost $45) ......................        46
   Balanced
      2001: 63,722 shares (cost $122,051) .............   115,972
      2000: 66,868 shares (cost $124,703) .............                136,009
   High Yield Bond
      2001: 7,061 shares (cost $5,126) ................     4,583
      2000: 6,135 shares (cost $5,231) ................                  4,239
   Select Bond
      2001: 14,446 shares (cost $16,739) ..............    17,379
      2000: 12,124 shares (cost $13,965) ..............                 14,027
   Money Market
      2001: 15,185 shares (cost $15,185) ..............    15,185
      2000: 12,102 shares (cost $12,102) ..............                 12,102
Russell Insurance Funds
   Multi-Style Equity
      2001: 118 shares (cost $1,766) ..................     1,403
      2000: 124 shares (cost $1,964) ..................                  1,745
   Aggressive Equity
      2001: 62 shares (cost $778) .....................       710
      2000: 55 shares (cost $720) .....................                    643
   Non-U.S
      2001: 78 shares (cost $957) .....................       672
      2000: 73 shares (cost $945) .....................                    818
   Real Estate Securities
      2001: 614 shares (cost $6,485) ..................     6,600
      2000: 248 shares (cost $2,534) ..................                  2,654
   Core Bond
      2001: 78 shares (cost $798) .....................       793
      2000: 48 shares (cost $477) .....................                    486
                                                         --------     --------
                                                          552,816      672,835
Due from Sales of Fund Shares .........................        13          195
Due from Northwestern Mutual Life Insurance Company ...        37           16
                                                         --------     --------
      Total Assets ....................................  $552,866     $673,046
                                                         ========     ========
LIABILITIES
   Due to Northwestern Mutual Life Insurance Company ..  $     13     $    195
   Due on Purchase of Fund Shares .....................        37           16
                                                         --------     --------
      Total Liabilities ...............................  $     50     $    211
                                                         ========     ========
EQUITY
Group Variable Annuity Contracts Issued:
   Before December 17, 1981 or between April 30, 1984
      and December 31, 1991 ...........................   390,128      459,963
   After December 16, 1981 and Prior to May 1, 1984 ...     3,636        4,160
   After December 31, 1991 - Front Load Version .......    29,953       42,946
   After December 31, 1991 - Simplified Load Version ..   129,099      165,766
                                                         --------     --------
      Total Equity ....................................  $552,816     $672,835
                                                         --------     --------
      Total Liabilities and Equity ....................  $552,866     $673,046
                                                         ========     ========


# The initial investment was made on July 31, 2001.

    The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT C
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                       Combined                            Small Cap Growth Stock Division**
                                    --------------------------------------------     --------------------------------------------
                                      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended     Period Ended
                                     December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                         2001            2000            1999            2001            2000            1999
                                     --------------------------------------------    --------------------------------------------
Investment Income
   Dividend Income                        $54,521         $54,949         $43,813              $2             $99             $32
   Annuity Rate and
      Expense Guarantees                    2,007           2,896           3,444              28              26               2
                                     --------------------------------------------    --------------------------------------------
  Net Investment Income (Loss)             52,514          52,053          40,369             (26)             73              30
                                     --------------------------------------------    --------------------------------------------

Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                             8,705          54,861          41,106            (886)            295               1
  Unrealized Appreciation
    (Depreciation) During the Year       (133,527)       (121,850)         36,856             (14)         (1,897)            202
                                     --------------------------------------------    --------------------------------------------
Net Gain (Loss) on Investments           (124,822)        (66,989)         77,962            (900)         (1,602)            203
                                     --------------------------------------------    --------------------------------------------
Increase (Decrease) in Equity
Derived from Investment Activity          $72,308        $(14,936)       $118,331           $(926)        $(1,529)           $233
                                     ============================================    ============================================

**The initial investment in this Division was made on July 31, 2001.


                                     T. Rowe Price
                                       Small Cap                                                     International
                                         Value                                                       Growth Stock
                                       Division #          Aggressive Growth Stock Division           Division #
                                     -------------   --------------------------------------------    -------------
                                     Period Ended     Year Ended      Year Ended      Year Ended     Period Ended
                                     December 31,    December 31,    December 31,    December 31,    December 31,
                                         2001            2001            2000            1999            2001
                                     ------------    --------------------------------------------    --------------
Investment Income
   Dividend Income                            $--         $27,284         $20,221          $3,671             $--
   Annuity Rate and
      Expense Guarantees                       --             358             614             576              --
                                     ------------    --------------------------------------------    -------------
   Net Investment Income (Loss)                --          26,926          19,607           3,095              --
                                     ------------    --------------------------------------------    -------------

Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                                --             511           9,000          10,070              --
  Unrealized Appreciation
    (Depreciation) During the Year              5         (58,412)        (20,677)         28,576              (2)
                                     ------------    --------------------------------------------    -------------
Net Gain (Loss) on Investments                  5         (57,901)        (11,677)         38,646              (2)
                                     ------------    --------------------------------------------    -------------
Increase (Decrease) in Equity
Derived from Investment Activity               $5        $(30,975)          $7,930         $41,741             $(2)
                                     ============    ============================================    =============

# The initial investment in this Division was made on July 31, 2001

                                          Franklin Templeton International
                                                   Equity Division                            Index 400 Stock Division**
                                     --------------------------------------------    --------------------------------------------
                                      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended     Period Ended
                                     December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                         2001            2000            1999            2001            2000            1999
                                     --------------------------------------------    --------------------------------------------
Investment Income
   Dividend Income                         $5,914          $5,036          $8,184            $194          $1,180              $6
   Annuity Rate and
      Expense Guarantees                      121             186             254              19              11               2
                                     --------------------------------------------    --------------------------------------------
   Net Investment Income (Loss)             5,793           4,850           7,930             175           1,169               4
                                     --------------------------------------------    --------------------------------------------

Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                            (6,258)          3,131           3,203            (575)             98               1
  Unrealized Appreciation
    (Depreciation) During the Year         (8,375)         (8,616)            837             275            (923)             31
                                     --------------------------------------------    --------------------------------------------
Net Gain (Loss) on Investments            (14,633)         (5,485)          4,040            (300)           (825)             32
                                     --------------------------------------------    --------------------------------------------
Increase (Decrease) in Equity
Derived from Investment Activity          $(8,840)          $(635)        $11,970           $(125)           $344             $36
                                     ============================================    ============================================

**The initial investment in this Division was made on April 30, 1999.

                                                                                         J.P. Morgan Select Growth and Income
                                                Growth Stock Division                                Stock Division
                                     --------------------------------------------    --------------------------------------------
                                      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                     December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                         2001            2000            1999            2001            2000            1999
                                     --------------------------------------------    ---------------------------------------------
Investment Income
  Dividend Income                          $1,614          $2,101          $1,223            $957          $2,123          $4,566
  Annuity Rate and
    Expense Guarantees                        111             152             137             124             178             208
                                     --------------------------------------------    ---------------------------------------------
  Net Investment Income (Loss)              1,503           1,949           1,086             833           1,945           4,358
                                     --------------------------------------------    ---------------------------------------------

Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                               777           2,717           2,143            (545)           (276)          1,267
  Unrealized Appreciation
    (Depreciation) During the Year         (8,402)         (5,875)          3,567          (2,643)         (4,224)         (3,007)
                                     --------------------------------------------    ---------------------------------------------
Net Gain (Loss) on Investments             (7,625)         (3,158)          5,710          (3,188)         (4,500)         (1,740)
                                     --------------------------------------------    ---------------------------------------------
Increase (Decrease) in Equity
Derived from Investment Activity          $(6,122)        $(1,209)         $6,796         $(2,355)        $(2,555)         $2,618
                                     ============================================    =============================================

                                        Capital
                                       Guardian
                                       Domestic                                                         Asset
                                        Equity                                                        Allocation
                                      Division #               Index 500 Stock Division               Division #
                                     ------------    --------------------------------------------    ------------
                                     Period Ended     Year Ended      Year Ended      Year Ended     Period Ended
                                     December 31,    December 31,    December 31,    December 31,    December 31,
                                         2001            2001            2000            1999            2001
                                     ------------    --------------------------------------------    ------------
Investment Income
  Dividend Income                             $--          $6,550          $8,370          $4,675             $--
  Annuity Rate and
    Expense Guarantees                         --             420             688             895              --
                                     ------------    --------------------------------------------    ------------
  Net Investment Income (Loss)                 --           6,130           7,682           3,780              --
                                     ------------    --------------------------------------------    ------------

Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                                --          12,916          27,391          13,954              --
  Unrealized Appreciation
    (Depreciation) During the Year              6         (39,298)        (53,361)         19,628              --
                                     ------------    --------------------------------------------    ------------
Net Gain (Loss) on Investments                  6         (26,382)        (25,970)         33,582              --
                                     ------------    --------------------------------------------    ------------
Increase (Decrease) in Equity
Derived from Investment Activity               $6        $(20,252)       $(18,288)        $37,362             $--
                                     ============    ============================================    ============

# The initial investment in this Division was made on July 31, 2001

                                                  Balanced Division                            High Yield Bond Division
                                     --------------------------------------------    --------------------------------------------
                                      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                     December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                         2001            2000            1999            2001            2000            1999
                                     ---------------------------------------------   ---------------------------------------------
Investment Income
  Dividend Income                          $9,705         $12,909         $18,031            $487            $558            $759
  Annuity Rate and
    Expense Guarantees                        497             688             954              22              30              35
                                     ---------------------------------------------   ---------------------------------------------
  Net Investment Income (Loss)              9,208          12,221          17,077             465             528             724
                                     ---------------------------------------------   ---------------------------------------------

Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                             3,486          14,398          11,189            (737)         (1,290)           (775)
  Unrealized Appreciation
    (Depreciation) During the Year        (17,384)        (27,427)        (11,272)            448             501             (39)
                                     ---------------------------------------------   ---------------------------------------------
Net Gain (Loss) on Investments            (13,898)        (13,029)            (83)           (289)           (789)           (814)
                                     ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in Equity
Derived from Investment Activity          $(4,690)          $(808)        $16,994            $176           $(261)           $(90)
                                     =============================================   =============================================

                                                Select Bond Division                             Money Market Division
                                     ---------------------------------------------   --------------------------------------------
                                      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                     December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                         2001            2000            1999            2001            2000            1999
                                     ---------------------------------------------   --------------------------------------------
Investment Income
  Dividend Income                            $911          $1,093          $1,570            $523            $971          $1,015
  Annuity Rate and
    Expense Guarantees                         99             109             136             163             174             236
                                     ---------------------------------------------   --------------------------------------------
  Net Investment Income (Loss)                812             984           1,434             360             797             779
                                     ---------------------------------------------   --------------------------------------------

Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                                32            (655)             48              --              --              --
  Unrealized Appreciation
    (Depreciation) During the Year            578           1,084          (1,810)             --              --              --
                                     ---------------------------------------------   --------------------------------------------
Net Gain (Loss) on Investments                610             429          (1,762)             --              --              --
                                     ---------------------------------------------   --------------------------------------------
Increase (Decrease) in Equity
Derived from Investment Activity           $1,422          $1,413           $(328)           $360            $797            $779
                                     =============================================   ============================================

                                         Russell Multi-Style Equity Division **           Russell Aggressive Equity Division**
                                     --------------------------------------------    --------------------------------------------
                                      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended     Period Ended
                                     December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                         2001            2000            1999            2001            2000            1999
                                     --------------------------------------------    --------------------------------------------
Investment Income
  Dividend Income                             $37             $79             $48              $1             $74              $1
  Annuity Rate and
    Expense Guarantees                         14              19               5               7               7               1
                                     --------------------------------------------    --------------------------------------------
  Net Investment Income (Loss)                 23              60              43              (6)             67              --
                                     --------------------------------------------    --------------------------------------------

Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                              (120)            (20)             --             (17)             24               5
  Unrealized Appreciation
    (Depreciation) During the Year           (144)           (282)             64               9            (103)             26
                                     --------------------------------------------    --------------------------------------------
Net Gain (Loss) on Investments               (264)           (302)             64              (8)            (79)             31
                                     --------------------------------------------    --------------------------------------------
Increase (Decrease) in Equity
Derived from Investment Activity            $(241)          $(242)           $107            $(14)           $(12)            $31
                                     ============================================    ============================================

**The initial investment in this Division was made on April 30, 1999.

                                              Russell Non-U.S. Division **             Russell Real Estate Securities Division**
                                     --------------------------------------------    ---------------------------------------------
                                      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended     Period Ended
                                     December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                         2001            2000            1999            2001            2000            1999
                                     --------------------------------------------    ---------------------------------------------
Investment Income
  Dividend Income                              $4             $61             $13            $290             $52              $4
  Annuity Rate and
    Expense Guarantees                          8               8               2               9               2              --
                                     --------------------------------------------    ---------------------------------------------
  Net Investment Income (Loss)                 (4)             53              11             281              50               4
                                     --------------------------------------------    ---------------------------------------------

Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                               (33)             15              --             140              36              --
  Unrealized Appreciation
    (Depreciation) During the Year           (158)           (199)             73              (4)            126              (6)
                                     --------------------------------------------    ---------------------------------------------
Net Gain (Loss) on Investments               (191)           (184)             73             136             162              (6)
                                     --------------------------------------------    ---------------------------------------------
Increase (Decrease) in Equity
Derived from Investment Activity            $(195)          $(131)            $84            $417            $212             $(2)
                                     ============================================    =============================================

**The initial investment in this Division was made on April 30, 1999.

                                             Russell Core Bond Division**
                                     ---------------------------------------------
                                      Year Ended      Year Ended     Period Ended
                                     December 31,    December 31,    December 31,
                                         2001            2000            1999
                                     ---------------------------------------------
Investment Income
  Dividend Income                             $48             $22             $15
  Annuity Rate and
    Expense Guarantees                          7               4               1
                                     ---------------------------------------------
  Net Investment Income (Loss)                 41              18              14
                                     ---------------------------------------------

Realized and Unrealized
Gain (Loss) on Investments
  Realized Gain (Loss) on
    Investments                                14              (3)             --
  Unrealized Appreciation
    (Depreciation) During the Year            (12)             23             (14)
                                     ---------------------------------------------
Net Gain (Loss) on Investments                  2              20             (14)
                                     ---------------------------------------------
Increase (Decrease) in Equity
Derived from Investment Activity              $43             $38             $--
                                     =============================================

**The initial investment in this Division was made on April 30, 1999.

    The Accompanying Notes are an Integral Part of the Financial Statements.


                         NML VARIABLE ANNUITY ACCOUNT C
                         STATEMENTS OF CHANGES IN EQUITY
                                 (IN THOUSANDS)

                                                        Combined                           Small Cap Growth Stock Division**
                                    ---------------------------------------------   ---------------------------------------------
                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended     Period Ended
                                    December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                        2001            2000            1999            2001            2000            1999
                                    ---------------------------------------------   ---------------------------------------------
Operations:
 Net Investment Income                   $52,514         $52,053         $40,369            $(26)            $73             $30
 Net Realized Gain (Loss)                  8,705          54,861          41,106            (886)            295               1
 Net Change in Unrealized
  Appreciation (Depreciation)           (133,527)       (121,850)         36,856             (14)         (1,897)            202
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Investment Activity                     (72,308)        (14,936)        118,331            (926)         (1,529)            233
                                    ---------------------------------------------   ---------------------------------------------
Equity Transactions:
 Contract Owners' Net Payment             90,774         103,967          74,900           3,160           4,045             184
 Annuity Payments                            (64)            (75)            (67)             --              --              --
 Surrenders and Other (Net)             (140,073)       (135,735)       (119,041)         (3,044)           (373)              1
 Transfers from Other Divisions
  or Sponsors                             55,326          91,474          70,710           4,837          17,508             581
 Transfers to Other Divisions
  or Sponsors                            (53,674)        (92,576)        (69,203)         (2,967)           (562)            (50)
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Equity Transactions                     (47,711)        (32,945)        (42,701)          1,986          20,618             716
                                    ---------------------------------------------   ---------------------------------------------
Net Increase (Decrease) in Equity       (120,019)        (47,881)         75,630           1,060          19,089             949
Equity:
 Beginning of Period                     672,835         720,716         645,086          20,038             949              --
 End of Period                          $552,816        $672,835        $720,716         $21,098         $20,038            $949
                                    =============================================   =============================================

**The initial investment in this Division was made on April 30, 1999.


                                    T. Rowe Price
                                     Small Cap                                                      International
                                       Value                                                        Growth Stock
                                     Division #            Aggressive Growth Stock Divisions          Division #
                                    ------------    ---------------------------------------------   -------------
                                    Period Ended     Year Ended      Year Ended      Year Ended     Period Ended
                                    December 31,    December 31,    December 31,    December 31,    December 31,
                                        2001            2001            2000            1999            2001
                                    ------------    ---------------------------------------------   -------------
Operations:
 Net Investment Income                       $--         $26,926         $19,607          $3,095              --
 Net Realized Gain (Loss)                     --             511           9,000          10,070              --
 Net Change in Unrealized
  Appreciation (Depreciation)                  5         (58,412)        (20,677)         28,576              (2)
                                    ------------    ---------------------------------------------   -------------
Increase (Decrease) in
 Equity Derived from
 Investment Activity                           5         (30,975)          7,930          41,741              (2)
                                    ------------    ---------------------------------------------   -------------
Equity Transactions:
 Contract Owners' Net Payment                 94          13,427          23,615          13,136              11
 Annuity Payments                             --              (3)             (5)             (3)             --
 Surrenders and Other (Net)                   --         (23,656)        (20,763)        (22,025)             --
 Transfers from Other Divisions
  or Sponsors                                 66           4,001          16,356           4,719              29
 Transfers to Other Divisions
  or Sponsors                                 --          (7,931)         (9,504)        (10,185)             --
                                    ------------    ---------------------------------------------   -------------
Increase (Decrease) in
 Equity Derived from
 Equity Transactions                         160         (14,162)          9,699         (14,358)             40
                                    ------------    ---------------------------------------------   -------------
Net Increase (Decrease) in Equity            165         (45,137)         17,629          27,383              38
Equity:
 Beginning of Period                          --         157,369         139,740         112,357              --
 End of Period                              $165        $112,232        $157,369        $139,740             $38
                                    ============    =============================================   =============

# The initial investment in this Division was made on July 31, 2001

                                          Franklin Templeton International
                                                  Equity Division                             Index 400 Stock Division**
                                    ---------------------------------------------   --------------------------------------------
                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                    December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                        2001            2000            1999            2001            2000            1999
                                    ---------------------------------------------   --------------------------------------------
Operations:
 Net Investment Income                    $5,793          $4,850          $7,930            $175          $1,169              $4
 Net Realized Gain (Loss)                 (6,258)          3,131           3,203            (575)             98               1
 Net Change in Unrealized
  Appreciation (Depreciation)             (8,375)         (8,616)            837             275            (923)             31
                                    ---------------------------------------------   --------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Investment Activity                      (8,840)           (635)         11,970            (125)            344              36
                                    ---------------------------------------------   --------------------------------------------
Equity Transactions:
 Contract Owners' Net Payment             27,273          22,162           6,164           3,343             881             174
 Annuity Payments                             (2)             (2)             (2)             --              --              --
 Surrenders and Other (Net)              (32,422)        (22,407)         (9,838)         (2,104)           (366)             (9)
 Transfers from Other Divisions
  or Sponsors                              2,545           9,389           3,026           6,318          10,283             273
 Transfers to Other Divisions
  or Sponsors                             (5,144)         (7,571)         (6,029)         (1,982)           (217)             --
                                    ---------------------------------------------   --------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Equity Transactions                      (7,750)          1,571          (6,679)          5,575          10,581             438
                                    ---------------------------------------------   --------------------------------------------
Net Increase (Decrease) in Equity        (16,590)            936           5,291           5,450          10,925             474
Equity:
  Beginning of Period                     65,492          64,556          59,265          11,399             474              --
  End of Period                          $48,902         $65,492         $64,556         $16,849         $11,399            $474
                                    =============================================   ============================================

**The initial investment in this Division was made on April 30, 1999.

                                                                                         J.P. Morgan Select Growth and Income
                                                Growth Stock Division                               Stock Division
                                    ---------------------------------------------   ---------------------------------------------
                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                    December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                        2001            2000            1999            2001            2000            1999
                                    ---------------------------------------------   ---------------------------------------------
Operations:
 Net Investment Income                    $1,503          $1,949          $1,086         $   833          $1,945          $4,358
 Net Realized Gain (Loss)                    777           2,717           2,143            (545)           (276)          1,267
 Net Change in Unrealized
 Appreciation (Depreciation)              (8,402)         (5,875)          3,567          (2,643)         (4,224)         (3,007)
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Investment Activity                      (6,122)         (1,209)          6,796          (2,355)         (2,555)          2,618
                                    ---------------------------------------------   ---------------------------------------------
Equity Transactions:
 Contract Owners' Net Payment              4,918           6,941           3,912           3,353           4,010           5,168
 Annuity Payments                             (4)             (4)             (4)             --              --              --
 Surrenders and Other (Net)               (6,927)         (6,269)         (3,980)         (5,302)         (6,461)         (7,856)
 Transfers from Other Divisions
  or Sponsors                              2,504           6,640          10,514           2,133           2,472           7,271
 Transfers to Other Divisions
  or Sponsors                             (4,049)         (3,179)         (5,282)         (2,079)         (8,848)         (6,450)
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Equity Transactions                      (3,558)          4,129           5,160          (1,895)         (8,827)         (1,867)
                                    ---------------------------------------------   ---------------------------------------------
Net Increase (Decrease) in Equity         (9,680)          2,920          11,956          (4,250)        (11,382)            751
Equity:
  Beginning of Period                     42,696          39,776          27,820          29,723          41,105          40,354
  End of Period                          $33,016         $42,696         $39,776         $25,473         $29,723         $41,105
                                    =============================================   =============================================

                                      Capital
                                      Guardian
                                      Domestic                                                          Asset
                                       Equity                                                        Allocation
                                     Division #               Index 500 Stock Division               Division #
                                    -------------   ---------------------------------------------   -------------
                                    Period Ended     Year Ended      Year Ended      Year Ended     Period Ended
                                    December 31,    December 31,    December 31,    December 31,    December 31,
                                        2001            2001            2000            1999            2001
                                    ------------    ---------------------------------------------   ------------
Operations:
 Net Investment Income                       $--          $6,130          $7,682          $3,780             $--
 Net Realized Gain (Loss)                     --          12,916          27,391          13,954              --
 Net Change in Unrealized
  Appreciation (Depreciation)                  6         (39,298)        (53,361)         19,628              --
                                    ------------    ---------------------------------------------   ------------
Increase (Decrease) in
 Equity Derived from
 Investment Activity                           6         (20,252)        (18,288)         37,362              --
                                    ------------    ---------------------------------------------   ------------
Equity Transactions:
 Contract Owners' Net Payment                103          15,810          20,521          20,768              15
 Annuity Payments                             --              (4)             (5)             (5)             --
 Surrenders and Other (Net)                   --         (31,233)        (31,320)        (23,604)             --
 Transfers from Other Divisions
  or Sponsors                                102           4,024           6,728          12,396              31
 Transfers to Other Divisions
  or Sponsors                                 --         (10,254)        (24,313)        (10,168)             --
                                    ------------    ---------------------------------------------   ------------
Increase (Decrease) in
 Equity Derived from
 Equity Transactions                         205         (21,657)        (28,389)           (613)             46
                                    ------------    ---------------------------------------------   ------------
Net Increase (Decrease) in Equity            211         (41,909)        (46,677)         36,749              46
Equity:
  Beginning of Period                         --         173,398         220,075         183,326              --
  End of Period                             $211        $131,489        $173,398        $220,075             $46
                                    ============    =============================================   ============

# The initial investment in this Division was made on July 31, 2001.

                                                  Balanced Division                            High Yield Bond Division
                                    ---------------------------------------------   ---------------------------------------------
                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                    December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                        2001            2000            1999            2001            2000            1999
                                    ---------------------------------------------   ---------------------------------------------
Operations:
 Net Investment Income                    $9,208         $12,221         $17,077            $465            $528           $ 724
 Net Realized Gain (Loss)                  3,486          14,398          11,189            (737)         (1,290)           (775)
 Net Change in Unrealized
  Appreciation (Depreciation)            (17,384)        (27,427)        (11,272)            448             501             (39)
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Investment Activity                      (4,690)           (808)         16,994             176            (261)            (90)
                                    ---------------------------------------------   ---------------------------------------------
Equity Transactions:
 Contract Owners' Net Payment              8,917          13,295          12,945           1,643             698             947
 Annuity Payments                            (28)            (37)            (46)             (1)             (1)             (1)
 Surrenders and Other (Net)              (18,268)        (26,734)        (31,240)         (2,091)         (1,212)           (652)
 Transfers from Other Divisions
  or Sponsors                              3,462           2,847           7,114           2,647             669             516
 Transfers to Other Divisions
  or Sponsors                             (9,430)        (19,997)        (11,295)         (2,030)         (2,034)         (2,951)
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Equity Transactions                     (15,347)        (30,626)        (22,522)            168          (1,880)         (2,141)
                                    ---------------------------------------------   ---------------------------------------------
Net Increase (Decrease) in Equity        (20,037)        (31,434)         (5,528)            344          (2,141)         (2,231)
Equity:
 Beginning of Period                     136,009         167,443         172,971           4,239           6,380           8,611
 End of Period                          $115,972        $136,009        $167,443          $4,583          $4,239          $6,380
                                    =============================================   =============================================

                                                 Select Bond Division                           Money Market Division
                                    ---------------------------------------------   ---------------------------------------------
                                     Year Ended      Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                                    December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                        2001            2000            1999            2001            2000            1999
                                    ---------------------------------------------   ---------------------------------------------
Operations:
 Net Investment Income                      $812            $984          $1,434            $360            $797            $779
 Net Realized Gain (Loss)                     32            (655)             48              --              --              --
  Net Change in Unrealized
   Appreciation (Depreciation)               578           1,084          (1,810)             --              --              --
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Investment Activity                       1,422           1,413            (328)            360             797             779
                                    ---------------------------------------------   ---------------------------------------------
Equity Transactions:
 Contract Owners' Net Payment              2,126           2,655           2,929           4,807           4,448           7,746
 Annuity Payments                             (5)             (4)             (4)            (17)            (17)             (2)
 Surrenders and Other (Net)               (3,607)         (4,440)         (4,651)        (10,053)        (14,734)        (15,180)
 Transfers from Other Divisions
  or Sponsors                              5,722           2,504           1,606          12,104          11,630          20,425
 Transfers to Other Divisions
  or Sponsors                             (2,306)         (5,638)         (2,769)         (4,118)         (9,596)        (13,822)
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Equity Transactions                       1,930          (4,923)         (2,889)          2,723          (8,269)           (833)
                                    ---------------------------------------------   ---------------------------------------------
Net Increase (Decrease) in Equity          3,352          (3,510)         (3,217)          3,083          (7,472)            (54)
Equity:
 Beginning of Period                      14,027          17,537          20,754          12,102          19,574          19,628
 End of Period                           $17,379         $14,027         $17,537         $15,185         $12,102         $19,574
                                    =============================================   =============================================

                                         Russell Multi-Style Equity Division **          Russell Aggressive Equity Division**
                                    ---------------------------------------------   ---------------------------------------------
                                     Year Ended      Year Ended     Period Ended     Year Ended      Year Ended     Period Ended
                                    December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                        2001            2000            1999            2001            2000            1999
                                    ---------------------------------------------   ---------------------------------------------
Operations:
 Net Investment Income                       $23             $60             $43             ($6)            $67             $--
 Net Realized Gain (Loss)                   (120)            (20)             --             (17)             24               5
 Net Change in Unrealized
  Appreciation (Depreciation)               (144)           (282)             64               9            (103)             26
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Investment Activity                        (241)           (242)            107             (14)            (12)             31
                                    ---------------------------------------------   ---------------------------------------------
Equity Transactions:
 Contract Owners' Net Payment                228             210             485             120             133              96
 Annuity Payments                             --              --              --              --              --              --
 Surrenders and Other (Net)                 (119)           (243)              1             (72)           (170)             (5)
 Transfers from Other Divisions
  or Sponsors                                 61             672           1,230              84             472             244
 Transfers to Other Divisions
  or Sponsors                               (271)           (357)           (118)            (51)           (131)            (15)
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Equity Transactions                        (101)            282           1,598              81             304             320
                                    ---------------------------------------------   ---------------------------------------------
Net Increase (Decrease) in Equity           (342)             40           1,705              67             292             351
Equity:
 Beginning of Period                       1,745           1,705              --             643             351              --
 End of Period                            $1,403          $1,745          $1,705            $710            $643            $351
                                    =============================================   =============================================

**The initial investment in this Division was made on April 30, 1999.

                                              Russell Non-U.S. Division **            Russell Real Estate Securities Division**
                                    ---------------------------------------------   ---------------------------------------------
                                     Year Ended      Year Ended     Period Ended     Year Ended      Year Ended     Period Ended
                                    December 31,    December 31,    December 31,    December 31,    December 31,    December 31,
                                        2001            2000            1999            2001            2000            1999
                                    ---------------------------------------------   ---------------------------------------------
Operations:
 Net Investment Income                       ($4)            $53             $11            $281             $50              $4
 Net Realized Gain (Loss)                    (33)             15              --             140              36              --
 Net Change in Unrealized
  Appreciation (Depreciation)               (158)           (199)             73              (4)            126              (6)
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Investment Activity                        (195)           (131)             84             417             212              (2)
                                    ---------------------------------------------   ---------------------------------------------
Equity Transactions:
 Contract Owners' Net Payment                114             125             124           1,245             151              16
 Annuity Payments                             --              --              --              --              --              --
 Surrenders and Other (Net)                  (86)           (152)             --          (1,081)            (48)             --
 Transfers from Other Divisions
  or Sponsors                                 21             516             405           4,382           2,707             109
 Transfers to Other Divisions
  or Sponsors                                 --            (105)            (48)         (1,014)           (473)            (21)
                                    ---------------------------------------------   ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Equity Transactions                          49             384             481           3,532           2,337             104
                                    ---------------------------------------------   ---------------------------------------------
Net Increase (Decrease) in Equity           (146)            253             565           3,949           2,549             102
Equity:
 Beginning of Period                         818             565              --           2,651             102              --
 End of Period                              $672            $818            $565          $6,600          $2,651            $102
                                    =============================================   =============================================

**The initial investment in this Division was made on April 30, 1999.

                                              Russell Core Bond Division**
                                    ---------------------------------------------
                                     Year Ended      Year Ended     Period Ended
                                    December 31,    December 31,    December 31,
                                        2001            2000            1999
                                    ---------------------------------------------
Operations:
 Net Investment Income                       $41             $18             $14
 Net Realized Gain (Loss)                     14              (3)             --
 Net Change in Unrealized
 Appreciation (Depreciation)                 (12)             23             (14)
                                    ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Investment Activity                          43              38              --
                                    ---------------------------------------------
Equity Transactions:
 Contract Owners' Net Payment                 67              77             106
 Annuity Payments                             --              --              --
 Surrenders and Other (Net)                   (8)            (43)             (3)
 Transfers from Other Divisions
  or Sponsors                                253              81             281
 Transfers to Other Divisions
  or Sponsors                                (48)            (51)             --
                                    ---------------------------------------------
Increase (Decrease) in
 Equity Derived from
 Equity Transactions                         264              64             384
                                    ---------------------------------------------
Net Increase (Decrease) in Equity            307             102             384
Equity:
 Beginning of Period                         486             384              --
 End of Period                              $793            $486            $384
                                    =============================================

**The initial investment in this Division was made on April 30, 1999.

    The Accompanying Notes are an Integral Part of the Financial Statements.

FINANCIAL HIGHLIGHTS
NML VARIABLE ANNUITY ACCOUNT C

(For a unit outstanding during the       Year or      Unit Value      Increase       Unit Value
period)                                  Period        Beginning     (Decrease)        of End      Total       Expense
Division                                  Ended        of Period     in Equity         Period    Return(2)     Ratio(3)
-----------------------------------------------------------------------------------------------------------------------
Front Load Contract (Series QQ)
  Small Cap Growth Stock                12/31/01      $1.964602     $(0.086266)      $1.878336     -4.39%        0.65%
  T. Rowe Price Small Cap Value(1)      12/31/01       1.000000       0.014805        1.014805      1.48%        0.65%
  Aggressive Growth Stock               12/31/01       3.785207      (0.772042)       3.013165    -20.40%        0.65%
  International Growth Stock(1)         12/31/01       1.000000      (0.096475)       0.903525     -9.65%        0.65%
  Franklin Templeton
  International Equity                  12/31/01       2.357007      (0.343169)       2.013838    -14.56%        0.65%
  Index 400 Stcok                       12/31/01       1.308249      (0.017038)       1.291211     -1.30%        0.65%
  Growth Stock                          12/31/01       3.019678      (0.446156)       2.573522    -14.77%        0.65%
  J.P. Morgan Select Growth and
  Income Stock                          12/31/01       2.417488      (0.202438)       2.215050     -8.37%        0.65%
  Capital Guardian Domestic
  Equity(1)                             12/31/01       1.000000      (0.024545)       0.975455     -2.45%        0.65%
  Index 500 Stock                       12/31/01       3.570426      (0.444630)       3.125796    -12.45%        0.65%
  Asset Allocation(1)                   12/31/01       1.000000      (0.023688)       0.976312     -2.37%        0.65%
  Balanced                              12/31/01       2.499718      (0.094533)       2.405185     -3.78%        0.65%
  High Yield Bond                       12/31/01       1.490196       0.064782        1.554978      4.35%        0.65%
  Select Bond                           12/31/01       1.706832       0.164700        1.871532      9.65%        0.65%
  Money Market                          12/31/01       1.442872       0.046756        1.489628      3.24%        0.65%
  Russell Multi-Style Equity            12/31/01       0.933887      (0.137894)       0.795993    -14.77%        0.65%
  Russell Aggressive Equity             12/31/01       1.089907      (0.032692)       1.057215     -3.00%        0.65%
  Russell Non-U.S                       12/31/01       1.060950      (0.239121)       0.821829    -22.54%        0.65%
  Russell Real Estate Securities        12/31/01       1.167301       0.083289        1.250590      7.14%        0.65%
  Russell Core Bond                     12/31/01       1.078791       0.072351        1.151142      6.71%        0.65%

                                         Year or      Unit Value      Increase       Unit Value
                                         Period        Beginning     (Decrease)        of End      Total       Expense
Division                                  Ended        of Period     in Equity         Period    Return(2)     Ratio(3)
-----------------------------------------------------------------------------------------------------------------------
Simplified Load Contract (Series QQ)
  Small Cap Growth Stock                12/31/01      $1.945087     $(0.096594)      $1.848493     -4.97%        1.25%
  T. Rowe Price Small Cap Value(1)      12/31/01       1.000000       0.012260        1.012260      1.23%        1.25%
  Aggressive Growth Stock               12/31/01       5.691856      (1.188193)       4.503663    -20.88%        1.25%
  International Growth Stock(1)         12/31/01       1.000000      (0.098742)       0.901258     -9.87%        1.25%
  Franklin Templeton
  International Equity                  12/31/01       2.251266      (0.339347)       1.911919    -15.07%        1.25%
  Index 400 Stcok                       12/31/01       1.295242      (0.024552)       1.270690     -1.90%        1.25%
  Growth Stock                          12/31/01       2.901600      (0.443580)       2.458020    -15.29%        1.25%
  J.P. Morgan Select Growth and
  Income Stock                          12/31/01       2.322995      (0.207320)       2.115675     -8.92%        1.25%
  Capital Guardian Domestic
  Equity(1)                             12/31/01       1.000000      (0.026996)       0.973004     -2.70%        1.25%
  Index 500 Stock                       12/31/01       4.432423      (0.575309)       3.857114    -12.98%        1.25%
  Asset Allocation(1)                   12/31/01       1.000000      (0.026138)       0.973862     -2.61%        1.25%
  Balanced                              12/31/01       7.368231      (0.321231)       7.047000     -4.36%        1.25%
  High Yield Bond                       12/31/01       1.431888       0.053276        1.485164      3.72%        1.25%
  Select Bond                           12/31/01       7.615016       0.684707        8.299723      8.99%        1.25%
  Money Market                          12/31/01       2.654580       0.069574        2.724154      2.62%        1.25%
  Russell Multi-Style Equity            12/31/01       0.924598      (0.141263)       0.783335    -15.28%        1.25%
  Russell Aggressive Equity             12/31/01       1.079072      (0.038660)       1.040412     -3.58%        1.25%
  Russell Non-U.S                       12/31/01       1.050412      (0.241633)       0.808779    -23.00%        1.25%
  Russell Real Estate Securities        12/31/01       1.155691       0.075035        1.230726      6.49%        1.25%
  Russell Core Bond                     12/31/01       1.068073       0.064799        1.132872      6.07%        1.25%

(1)   Portfolio commenced operations on July 31, 2001.

(2) Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

(3) Computed on an annualized basis. Does not include expenses of the underlying portfolio.

    The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT C
                          NOTES TO FINANCIAL STATEMENTS

Note 1 -- NML Variable Annuity Account C (the "Account") is a segregated asset account of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual") used to fund variable annuity contracts ("contracts") for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Currently, two versions of the contract are offered: Front Load contracts with a sales charge up to 4.5% of purchase payments and Simplified Load contracts with an installation fee of $750.

Note 2 -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal accounting policies are summarized below.

Note 3 -- All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc. and the Russell Insurance Funds (collectively know as the "Funds"). The shares are valued at the Funds' offering and redemption price per share. The Funds are open-end investment companies registered under the Investment Company Act of 1940.

Note 4 -- Annuity reserves are based on published annuity tables with age adjustments and benefit payments which reflect actual investment experience. Annuity reserves are based on the 1983 Table a adjusted with assumed interest rates of 3-1/2% or 5%.

Note 5 -- Dividend income from the Funds is recorded on the ex-date of the dividends. Transactions in the Funds' shares are accounted for on the trade date. The basis for determining cost on sale of the Funds' shares is identified cost. Purchases and sales of the Funds' shares for the years ended December 31 by each Division are shown below:

PURCHASES

                                                               2001          2000          1999
                                                               ----          ----          ----
Small Cap Growth Division ............................     $ 6,233,394   $21,822,710   $   759,215
T. Rowe Price Small Cap Value Division# ..............         159,645           N/A           N/A
Aggressive Growth Division ...........................      36,767,770    47,835,326    12,206,930
International Growth Stock Division# .................          39,524           N/A           N/A
Franklin.Templeton International Equity Division......      31,683,628    31,939,632    13,196,712
Index 400 Stock Division .............................       8,666,766    12,366,486       468,108
Growth Stock Division ................................       6,414,454    12,950,757    11,622,415
J.P. Morgan Select Growth & Income Stock Division.....       4,403,338     5,847,806    12,666,073
Capital Guardian Domestic Equity Division# ...........         204,575           N/A           N/A
Index 500 Stock Division .............................      17,138,782    21,135,615    24,489,112
Asset Allocation Division# ...........................          45,385           N/A           N/A
Balanced.Division ....................................      15,734,227    19,926,273    27,037,531
High Yield Bond Division .............................       4,182,589     2,046,585     1,696,507
Select Bond Division .................................       7,322,244     5,061,775     3,699,428
Money Market Division ................................      14,787,625    14,029,450    22,540,096
Russell Multi-Style Division .........................         401,949       851,426     1,676,900
Russell Aggressive Equity Division ...................         183,388       646,095       763,162
Russell Non-U.S. Division ............................         134,575       646,150       494,961
Russell Real Estate Securities Division ..............       5,224,573     3,116,036       109,105
Russell Core Bond Division ...........................         752,848       179,473       403,049

# The initial investment made in this division was made on July 31, 2001.

SALES

                                                             2001          2000          1999
                                                             ----          ----          ----
Small Cap Growth Stock Division ....................     $ 4,295,263   $ 1,131,840   $    13,802
T. Rowe Price Small Cap Value Division# ............             176           N/A           N/A
Aggressive Growth Division .........................      24,003,411    18,536,546    23,468,462
International Growth Stock Division# ...............             123           N/A           N/A
Franklin Templeton International Equity Division....      33,668,396    25,522,098    11,938,339
Index 400 Stock Division ...........................       2,918,757       615,601        26,390
Growth Stock Division ..............................       8,466,155     6,871,377     5,373,768
J.P. Morgan Select Growth & Income Stock Division...       5,467,056    12,730,171    10,170,106
Capital Guardian Domestic Equity Division# .........             145           N/A           N/A
Index 500 Stock Division ...........................      32,662,751    42,005,726    21,511,153
Asset Allocation Division# .........................              83           N/A           N/A
Balanced Division ..................................      21,870,333    38,332,517    32,467,107
High Yield Bond Division ...........................       3,549,767     3,398,369     3,114,104
Select Bond Division ...............................       4,580,899     9,000,392     5,152,171
Money Market Division ..............................      11,701,602    21,273,753    22,822,933
Russell Multi-Style Division .......................         485,832       510,026        35,224
Russell Aggressive Equity Division .................         114,505       276,105       443,034
Russell Non-U.S. Division ..........................          89,282       208,804         2,369
Russell Real Estate Securities Division ............       1,382,753       736,889           569
Russell Core Bond Division .........................         441,607        97,425         4,229

# The initial investment made in this division was on July 31, 2001.

Note 6 -- A deduction for annuity rate and expense guarantees is determined daily and paid to Northwestern Mutual as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected and the risk that the charges made by Northwestern Mutual may be insufficient to cover the actual costs incurred in connection with the contracts.

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

Note 7 -- Northwestern Mutual is taxed as a "life insurance company" under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

Note 8 -- Equity Values by Division for the year ended December 31, 2001 are shown below:

(in thousands, except accumulation unit values)

                                                      CONTRACTS ISSUED:                             CONTRACTS ISSUED:
                                            PRIOR TO DECEMBER 17, 1981 OR BETWEEN              AFTER DECEMBER 16, 1981 AND
                                            APRIL 30, 1984 AND DECEMBER 31, 1991                  PRIOR TO MAY 1, 1984
                                            ------------------------------------                  --------------------
                                          ACCUMULATION                                ACCUMULATION
                                              UNIT            UNITS                       UNIT            UNITS
DIVISION                                     VALUE         OUTSTANDING     EQUITY        VALUE         OUTSTANDING      EQUITY
--------                                 -------------     ----------- ------------   ------------     -----------  -------------
Small Cap Growth Stock ................   $  19.112629           974   $     18,614   $  18.858687              1   $         10
T. Rowe Price Small Cap Value .........      10.175772             1             15      10.154423             --             --
Aggressive Growth Stock ...............      48.753408         1,744         85,024      46.158193              2             95
International Growth Stock ............       9.060000             2             15       9.040958             --             --
Franklin Templeton International
   Equity .............................       2.130553        18,588         39,603       2.040110             34             70
Index 400 Stock .......................      13.138452         1,137         14,937      12.963870             --              4
Growth Stock ..........................      27.049526           903         24,420      26.031963             --              3
J.P. Morgan Select Growth and
Income Stock ..........................      23.281928           660         15,365      22.405970              2             55
Capital Guardian Domestic Equity.......       9.781208             3             31       9.760679             --             --
Index 500 Stock .......................      45.228886         2,199         99,439      42.817258              9            390
Asset Allocation ......................       9.789803             3             31       9.769272             --             --
Balanced ..............................      91.372736           814         74,381      82.699005             27          2,234
High Yield Bond .......................      16.343831           177          2,893      15.728914              1              8
Select Bond ...........................     108.200259            81          8,810      97.881219             --             23
Money Market ..........................      33.577318            14            466      30.425952             --             --
Russell Multi-Style Equity ............       8.099453            24            197       7.991800             --             --
Russell Aggressive Equity .............      10.757522             1             10      10.614527             --             --
Russell Non-U.S .......................       8.362558             3             24       8.251395             --             --
Russell Real Estate Securities ........      12.725061           460          5,853      12.556055             --             --
Russell Core Bond .....................      11.713217            --             --      11.557668             --             --
                                                                       ------------                                 ------------
   Equity .............................                                     390,128                                        2,892
   Annuity Reserves ...................                                          --                                          744
                                                                       ------------                                 ------------
   Total Equity .......................                                $    390,128                                 $      3,636
                                                                       ============                                 ============

                                                       CONTRACTS ISSUED:                          CONTRACTS ISSUED:
                                                    AFTER DECEMBER 31, 1991                    AFTER DECEMBER 31, 1991
                                                      FRONT LOAD VERSION                       SIMPLIFIED LOAD VERSION
                                                      ------------------                       -----------------------
                                          ACCUMULATION                                ACCUMULATION
                                              UNIT            UNITS                       UNIT            UNITS
DIVISION                                     VALUE         OUTSTANDING     EQUITY        VALUE         OUTSTANDING      EQUITY
--------                                 -------------     ----------- ------------   ------------     -----------  -------------
Small Cap Growth Stock ...............    $   1.878336           267   $        502   $   1.848493          1,067   $      1,972
T. Rowe Price Small Cap Value ........        1.014805             7              7       1.012260            141            142
Aggressive Growth Stock ..............        3.013165         1,501          4,522       4.503663          5,015         22,584
International Growth Stock ...........        0.903525            --             --       0.901258             25             22
Franklin Templeton International
   Equity ............................        2.013838         1,090          2,194       1.911919          3,670          7,017
Index 400 Stock ......................        1.291211           301            389       1.270690          1,182          1,503
Growth Stock .........................        2.573522           558          1,435       2.458020          2,897          7,120
J.P. Morgan Select Growth and
   Income Stock ......................        2.215050         1,013          2,244       2.115675          3,691          7,810
Capital Guardian Domestic Equity......        0.975455            66             64       0.973004            119            116
Index 500 Stock ......................        3.125796         1,895          5,922       3.857114          6,662         25,694
Asset Allocation .....................        0.976312             5              5       0.973862             11             10
Balanced .............................        2.405185         3,594          8,644       7.047000          4,314         30,398
High Yield Bond ......................        1.554978           148            230       1.485164            967          1,437
Select Bond ..........................        1.871532           573          1,072       8.299723            892          7,404
Money Market .........................        1.489628           927          1,380       2.724154          4,816         13,120
Russell Multi-Style Equity ...........        0.795993           476            379       0.783335          1,056            827
Russell Aggressive Equity ............        1.057215           173            183       1.040412            497            517
Russell Non-U.S ......................        0.821829           205            168       0.808779            592            479
Russell Real Estate Securities .......        1.250590           180            225       1.230726            424            522
Russell Core Bond ....................        1.151142           337            388       1.132872            358            405
                                                                       ------------                                 ------------
   Equity ............................                                       29,953                                      129,099
   Annuity Reserves .............                                                --                                           --
                                                                       ------------                                 ------------
   Total Equity ......................                                 $     29,953                                 $    129,099
                                                                       ============                                 ============

Equity Values by Division for the year ended December 31, 2000 are shown below:

                                               CONTRACTS ISSUED:                           CONTRACTS ISSUED:
                                     PRIOR TO DECEMBER 17, 1981 OR BETWEEN            AFTER DECEMBER 16, 1981 AND
                                     APRIL 30, 1984 AND DECEMBER 31, 1991                PRIOR TO MAY 1, 1984
                                     ------------------------------------                --------------------
                                    ACCUMULATION                                ACCUMULATION
                                        UNIT            UNITS                       UNIT            UNITS
DIVISION                               VALUE         OUTSTANDING     EQUITY        VALUE         OUTSTANDING      EQUITY
--------                           -------------     ----------- ------------   ------------     -----------  -------------
Small Cap Growth Stock ..........   $  19.859931       859,005   $ 17,059,771   $  19.695066            420   $      8,276
Aggressive Growth Stock .........      60.845203     1,855,240    112,882,454      57.897540          1,574         91,112
International Equity ............       2.477334    20,581,223     50,986,564       2.384172         26,354         62,833
Index 400 Stock .................      13.224995       756,727     10,007,706      13.115131             --             --
Growth Stock ....................      31.531943       978,021     30,838,902      30.498976            104          3,159
Growth and Income ...............      25.243989       650,867     16,430,474      24.416867          1,820         44,438
Index 500 Stock .................      51.325633     2,463,257    126,428,232      48.834231          9,467        462,299
Balanced ........................      94.345469       884,725     83,469,825      85.820221         30,736      2,637,770
High Yield Bond .................      15.560950       151,658      2,359,941      15.050970            342          5,151
Select Bond .....................      98.036463        59,938      5,876,077      89.133511            229         20,403
Money Market ....................      32.311690        33,651      1,087,330      29.426661             --             --
Russell Multi-Style Equity ......       9.440627        24,295        229,356       9.362193             --             --
Russell Aggressive Equity .......      11.017913           939         10,341      10.926333             --             --
Russell Non-U.S .................      10.725190         2,822         30,262      10.636093             --             --
Russell Real Estate Securities ..      11.800164       191,981      2,265,407      11.702144             --             --
Russell Core Bond ...............      10.905549            --             --      10.814951             --             --
                                                                 ------------                                 ------------
   Equity .......................                                 459,962,642                                    3,335,441
   Annuity Reserves .............                                          --                                      825,048
                                                                 ------------                                 ------------
   Total Equity .................                                $459,962,642                                 $  4,160,489
                                                                 ============                                 ============

                                                CONTRACTS ISSUED:                          CONTRACTS ISSUED:
                                             AFTER DECEMBER 31, 1991                    AFTER DECEMBER 31, 1991
                                               FRONT LOAD VERSION                       SIMPLIFIED LOAD VERSION
                                               ------------------                       -----------------------
                                    ACCUMULATION                                ACCUMULATION
                                        UNIT            UNITS                       UNIT            UNITS
DIVISION                               VALUE         OUTSTANDING     EQUITY        VALUE         OUTSTANDING      EQUITY
--------                           -------------     ----------- ------------   ------------     -----------  -------------
Small Cap Growth Stock ..........   $   1.964602       326,150   $    640,755   $   1.945087      1,197,387   $  2,329,022
Aggressive Growth Stock .........       3.785207     2,114,652      8,004,397       5.691856      6,384,710     36,340,852
International Equity ............       2.357007     1,653,777      3,897,964       2.251266      4,672,038     10,517,999
Index 400 Stock .................       1.308249       295,347        386,387       1.295242        775,791      1,004,838
Growth Stock ....................       3.019678       814,788      2,460,397       2.901600      3,220,718      9,345,235
Growth and Income ...............       2.417488     1,319,721      3,190,410       2.322995      4,329,641     10,057,734
Index 500 Stock .................       3.570426     2,724,196      9,726,539       4.432423      8,286,039     36,727,230
Balanced ........................       2.499718     4,447,958     11,118,640       7.368231      5,215,778     38,431,060
High Yield Bond .................       1.490196       166,175        247,633       1.431888      1,125,550      1,611,661
Select Bond .....................       1.706832       736,742      1,257,494       7.615016        895,503      6,819,270
Money Market ....................       1.442872       640,788        924,575       2.654580      3,715,872      9,864,080
Russell Multi-Style Equity ......       0.933887       381,014        355,824       0.924598      1,254,417      1,159,831
Russell Aggressive Equity .......       1.089907       139,940        152,522       1.079072        444,666        479,827
Russell Non-U.S .................       1.060950       207,716        220,377       1.050412        540,064        567,290
Russell Real Estate Securities ..       1.167301        69,412         81,025       1.155691        263,698        304,753
Russell Core Bond ...............       1.078791       259,803        280,274       1.068073        192,428        205,527
                                                                 ------------                                 ------------
   Equity .......................                                  42,945,213                                  165,766,209
   Annuity Reserves .............                                          --                                           --
                                                                 ------------                                 ------------
   Total Equity .................                                $ 42,945,213                                 $165,766,209
                                                                 ============                                 ============

REPORT OF INDEPENDENT ACCOUNTANTS

To The Northwestern Mutual Life Insurance Company and
Contract Owners of NML Variable Annuity Account C


In our opinion, the accompanying combined statements of assets and liabilities and the related combined and separate statements of operations and of changes in equity and the financial highlights, present fairly, in all material respects, the financial position of NML Variable Annuity Account C and its Small Cap Growth Stock Division, T. Rowe Price Small Cap Value Division, Aggressive Growth Stock Division, International Growth Stock Division, Franklin Templeton International Equity Division, Index 400 Stock Division, Growth Stock Division, J.P. Morgan Select Growth & Income Stock Division, Capital Guardian Domestic Equity Division, Index 500 Stock Division, Asset Allocation Division, Balanced Division, High Yield Bond Division, Select Bond Division, Money Market Division, Russell Multi-Style Equity Division, Russell Aggressive Equity Division, Russell Non-U.S. Division, Russell Real Estate Securities Division and Russell Core Bond Division thereof at December 31, 2001 and 2000, the results of each of their operations and the changes in each of their equity for each of the three years or the periods ended December 31, 2001 and each of their financial highlights for the year or period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as "financial statements") are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of the number of shares owned at December 31, 2001 and 2000 with Northwestern Mutual Series Fund, Inc., and the Russell Insurance Funds, provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 25, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Neither Account A nor Account C have any directors or executive officers. The following information, as of March 1, 2002, is provided with respect to each director, including persons chosen to become directors, of Northwestern Mutual. Northwestern Mutual uses the title of Trustee to denote the directors.

                                       YEAR     EXPIRATION OF                 OTHER POSITIONS PRESENTLY
TRUSTEE                          AGE  ELECTED  TERM OF OFFICE                   HELD WITH REGISTRANT
-------                          ---  -------  --------------                   --------------------
Edward E. Barr.................   65   1991       May 2003       Member, Human Resources and Public Policy Committee
Gordon T. Beaham, III..........   70   1988       May 2005(1)    Member, Operations and Technology Committee
John M. Bremer.................   54   2001       May 2002(2)    Member, Executive Committee
Peter W. Bruce.................   56   2001       May 2002(2)    Member, Executive Committee
Robert C. Buchanan.............   61   1991       May 2003       Member, Audit, Executive and Finance Committees
George A. Dickerman............   63   1994       May 2004       Member, Agency and Marketing Committee
Pierre S. du Pont..............   67   1985       May 2002(2)    Member, Agency and Marketing Committee
James D. Ericson...............   66   1989       May 2004       Member, Agency and Marketing, Executive and Finance
                                                                 Committees
J. E. Gallegos.................   66   1985       May 2004       Member, Audit Committee
Stephen N. Graff...............   67   1996       May 2004       Member, Audit, Executive, and Finance Committees
Patricia Albjerg Graham........   67   1980       May 2004       Member, Human Resources and Public Policy Committee
James P. Hackett...............   46   2000       May 2002(2)    Member, Operations and Technology Committee
Stephen F. Keller..............   63   1984       May 2003       Member, Human Resources and Public Policy Committee
Barbara A. King................   55   1996       May 2002(2)    Member, Agency and Marketing Committee
J. Thomas Lewis................   65   1978       May 2002(2)    Chair, Human Resources and Public Policy Committee
Daniel F. McKeithan, Jr........   66   1988       May 2003       Member, Executive, Finance, and Human Resources and
                                                                 Public Policy Committees
Guy A. Osborn..................   66   1994       May 2005       Member, Executive, Finance, and Operations and
                                                                 Technology Committees
Timothy D. Proctor.............   52   1997       May 2005       Member, Audit Committee
H. Mason Sizemore, Jr..........   60   1993       May 2003       Member, Agency and Marketing Committee
Harold B. Smith................   68   1973       May 2004       Member, Operations and Technology Committee
Sherwood H. Smith, Jr..........   67   1992       May 2002(2)    Chair, Agency and Marketing Committee
Peter M. Sommerhauser..........   59   1999       May 2002(2)    Member, Executive, Finance, and Human Resources and
                                                                 Public Policy Committees
John E. Steuri.................   62   1994       May 2003       Chair, Operations and Technology Committee
John J. Stollenwerk............   62   1993       May 2005       Member, Agency and Marketing, Executive and Finance
                                                                 Committees
Barry L. Williams..............   57   1987       May 2005       Member, Audit Committee
Kathryn D. Wriston.............   63   1986       May 2005       Chair, Audit Committee
Edward J. Zore.................   56   2000       May 2005       President and CEO; Member, Agency and Marketing,
                                                                 Operations and Technology Committees; Chair, Executive
                                                                 and Finance Committees

(1)   Mr. Beaham is retiring from the Board of Trustees effective May 22, 2002.

(2) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 2002 Annual meeting of Policyowners. If re-elected, these Trustees' terms will expire in May 2006, except that Mr. Bruce's term will expire in May 2004.

The business experience and directorships of Northwestern Mutual's Trustees as of March 1, 2002 are as follows:

                                               PRINCIPAL OCCUPATION
        TRUSTEE                               DURING PAST FIVE YEARS                             DIRECTORSHIPS
        -------                               ----------------------                             -------------
Edward E. Barr             Chairman, Sun Chemical Group, B.V. (graphic
                           arts), Fort Lee, New Jersey, since 1998.
                           Chairman and CEO, 1997-1998. Prior
                           thereto, President and Chief Executive
                           Officer, 1987-1997.

Gordon T. Beaham, III      Chairman and Chief Executive Officer, Faultless
                           Starch/Bon Ami Company (consumer products
                           manufacturer), Kansas City, MO, since 2001.
                           Prior thereto, Chairman and President.

John M. Bremer             Senior Executive Vice President and Chief Operating
                           Officer (Chief Compliance Officer) of Northwestern Mutual
                           since June 2001; from March  2000 to June 2001,  Senior
                           Executive Vice President and  Secretary; from February
                           1998 to March 2000, Executive Vice President, General
                           Counsel and Secretary. Senior Vice President, General
                           Counsel and Secretary from 1995-1998.

Peter W. Bruce             Senior Executive Vice President  (Insurance) of  Northwestern
                           Mutual since March 2000. From February 1998 to March 2000,
                           Executive Vice President (Accumulation Products and Long
                           Term Care). Prior thereto, Executive Vice President
                           (Operations and Administration).


Robert C. Buchanan         President and Chief Executive Officer, Fox                        Brady Corporation
                           Valley Corporation (manufacturer of gift
                           wrap and writing paper), Appleton,
                           Wisconsin, since 1980.

George A. Dickerman        Chairman Emeritus, Spalding Sports
                           Worldwide (manufacturer of sporting equipment),
                           Chicopee, Massachusetts, since 1999. Prior
                           thereto, Chairman, 1997-1998, and President,
                           1981-1997.

Pierre S. du Pont          Partner with Richards, Layton & Finger                            PepsiAmericas, Inc
                           (law firm); Wilmington, Delaware, since 1985


James D. Ericson           Retired Chairman of Northwestern Mutual since                     Green Bay Packaging, Inc.
                           2001; Chairman, 2001; Chairman and Chief                          Kohl's Corporation
                           Executive Officer from 2000 to 2001.  Prior thereto,              Mason Street Funds, Inc.
                           President and Chief Executive Officer.                            Northwestern Mutual Series
                                                                                               Fund, Inc.
                                                                                             The Marcus Corporation

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
                                                                                             Regal-Beloit Corporation

                                               PRINCIPAL OCCUPATION
        TRUSTEE                               DURING PAST FIVE YEARS                             DIRECTORSHIPS
        -------                               ----------------------                             -------------
Patricia Albjerg           Professor of the History of American
Graham                     Education, Harvard University, Cambridge,
                           Massachusetts, since 1974; President, Spencer
                           Foundation (social and behavioral sciences),
                           Chicago, Illinois, 1991-2000.

James P. Hackett           President and Chief Executive Officer of                          Fifth Third Bancorp
                           Steelcase Inc. since 1994.                                        Steelcase, Inc.

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

Daniel F. McKeithan, Jr.   President, Tamarack Petroleum Co., Inc.                           The Marcus Corporation
                           (operator of oil and gas wells),                                  U.S. Bancorp
                           Milwaukee, Wisconsin, since 1982.

Guy A. Osborn              Retired Chairman, Universal Foods Corp.,                          Fleming Companies, Inc.
                           Milwaukee, Wisconsin, since 1997.
                           Chairman, 1996-1997.


Timothy D. Proctor         Group General Counsel, Diageo PLC
                           (manufacturer, marketer and distributor of
                           food and beverage products), London, England,
                           since 2000. Prior thereto, Director,
                           Worldwide Human Resources, Glaxo Wellcome
                           plc, 1998-1999; Senior Vice President
                           Human Resources, General Counsel and
                           Secretary, Glaxo Wellcome Inc., 1996-1998.

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

Sherwood H. Smith, Jr.     Chairman Emeritus, Carolina Power & Light                         Nortel Networks Corporation
                           Company, Raleigh, North Carolina, since
                           May 1999. Prior thereto, Chairman,
                           1996-1999.

Peter M. Sommerhauser      Attorney, Shareholder, Vice President and                         Kohl's Corporation
                           Member of the Management Committee,
                           Godfrey & Kahn, S.C. (law firm), Milwaukee,
                           Wisconsin, since 1969.

                                               PRINCIPAL OCCUPATION
        TRUSTEE                               DURING PAST FIVE YEARS                             DIRECTORSHIPS
        -------                               ----------------------                             -------------
John E. Steuri             Chairman (retired),                                               Superior Financial Corp.
                           Advanced Thermal Technologies
                           (heating, air conditioning and humidity
                           control), Little Rock, Arkansas, 1997-2001.


John J. Stollenwerk        President and Chief Executive Officer,                            Badger Meter, Inc.
                           Allen-Edmonds Shoe Corporation, Port                              Koss Corporation
                           Washington, Wisconsin, since 1998. Prior                          U.S. Bancorp
                           thereto, President and Owner, 1980-1998.

Barry L. Williams          President and Chief Executive Officer,                            CH2M Hill Companies Ltd.
                           Williams Pacific Ventures, Inc. (venture                          R. H. Donnelly Corporation
                           capital), San Francisco, California, since                        Pacific Gas & Electric Company
                           1993.                                                             Simpson Manufacturing Co., Inc.
                                                                                             Synavant Inc.
                                                                                             The Newhall Land and Farming Company
                                                                                             USA Education Inc.


Kathryn D. Wriston         Director of various corporations.                                 The Goodyear Tire & Rubber Company
                                                                                             The Stanley Works

Edward J. Zore             President and Chief Executive Officer of                          Manpower, Inc.
                           Northwestern Mutual since 2001; President                         Mason Street Funds, Inc.
                           from 2000 to 2001.  Prior thereto,                                Northwestern Mutual Series
                           Executive Vice President (Life and Disability                     Fund, Inc.
                           Income Insurance), 1998-2000 and Executive Vice
                           President (Finance and Investments), 1995-1998

The following information as of March 1, 2002, is provided with respect to each Executive Officer of Northwestern Mutual. The term of office for all Executive Officers is one year expiring May 31, 2002.

NAME                   AGE                POSITION
----                   ---                --------
Edward J. Zore         56    President and Chief Executive Officer
John M. Bremer         54    Senior Executive Vice President and Chief Operating
                             Officer (Chief Compliance Officer)
Peter W. Bruce         56    Senior Executive Vice President (Insurance)
Deborah A. Beck        54    Executive Vice President (Planning and Technology)
William H. Beckley     54    Executive Vice President (Agencies)
Bruce L. Miller        59    Executive Vice President (Marketing)
Mason G. Ross          58    Executive Vice President and Chief Investment
                             Officer
Mark G. Doll           52    Senior Vice President (Public Markets)
Richard L. Hall        56    Senior Vice President (Life Insurance)
William C. Koenig      54    Senior Vice President and Chief Actuary
Gary A. Poliner        48    Senior Vice President and Chief Financial Officer
Charles D. Robinson    57    Senior Vice President (Investment Products and
                             Services)
John E. Schlifske      42    Senior Vice President (Securities and Real Estate)
Leonard F. Stecklein   55    Senior Vice President (Annuity and Accumulation
                             Products)
Frederic H. Sweet      58    Senior Vice President (Corporate and Government
                             Relations)
Walt J. Wojcik         62    Senior Vice President (Information Systems)
Robert J. Berdan       55    Vice President, General Counsel and Secretary
Steven T. Catlett      52    Vice President and Controller
Thomas E. Dyer         56    Vice President (Corporate Services)
Christina H. Fiasca    47    Vice President (Field Systems Administration)
Susan A. Lueger        48    Vice President (Human Resources)
Jean M. Maier          47    Vice President (Field Services and Support)
Meridee J. Maynard     46    Vice President (Disability Income)
Gregory C. Oberland    44    Vice President (New Business)
Barbara F. Piehler     51    Vice President (Information Systems)
James F. Reiskytl      64    Vice President (Tax and Financial Planning)
Marcia Rimai           46    Vice President (Policyowner Services)
Lora A. Rosenbaum      45    Vice President (Compliance/Best Practices)
J. Edward Tippetts     57    Vice President (Marketing)
Martha M. Valerio      55    Vice President (Information Systems)
David B. Wescoe        47    Vice President (Northwestern Mutual Investment
                             Services)
W. Ward White          62    Vice President (Communications)
Michael L. Youngman    50    Vice President (Government Relations)

All of the Executive Officers, except David B. Wescoe and Charles D. Robinson, have been associated with Northwestern Mutual, although not necessarily in their present positions, for more than five years. Mr. Wescoe joined Northwestern Mutual in August 1999 and was named to his current position in March 2000. Mr. Wescoe is also currently President and CEO of Northwestern Mutual Investment Services LLC, the broker-dealer subsidiary of Northwestern Mutual. From 1994 to 1999, Mr. Wescoe was employed by Manpower, Inc. as Vice President and General Counsel. Mr. Robinson joined Northwestern Mutual in February 2001 as Senior Vice President (Investment Products and Services). Prior thereto he was with AIG, Global Retirement Services Division as Chief Marketing Officer and Senior Vice President from 1999 to 2000. From 1980 to 1999, Mr. Robinson served in various positions of increasing responsibility with VALIC/American General Group, most recently as Senior Vice President, Institutional Marketing.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Effective January 1, 2002, Northwestern Mutual's subsidiary, Mason Street Advisors, LLC ("MSA"), commenced serving as the investment advisor to the Series Fund. The Board of the Series Fund approved the assignment of the investment advisory agreement to MSA in 2001. Various Trustees and Executive Officers of Northwestern Mutual serve as directors and officers of the Series Fund and/or MSA and may be deemed to have a direct or indirect material interest in the existence of the investment advisory agreement.

      Northwestern Mutual's subsidiary, Frank Russell Company, provides the Russell Funds and its investment adviser, Frank Russell Investment Management Company ("FRIMCo"), a subsidiary of Frank Russell Company, with asset management consulting services that it provides to its other consulting clients. The Russell Funds do not compensate Russell for these services. FRIMCo is party to an investment advisory agreement with the Russell Funds, the renewal of which was approved in 2001. Certain Trustees and Executive Officers of Northwestern Mutual serve as directors of Frank Russell Company and may be deemed to have a direct or indirect material interest in the existence of the investment management agreement.

      Various Trustees and Executive Officers of Northwestern Mutual (and their family members and associates) may have securities accounts with Baird and/or NMIS and may have effected transactions through such accounts during 2001 and through the date hereof, including transactions in mutual funds sponsored by Russell.

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

      At December 31, 2001, Peter M. Sommerhauser, a Northwestern Mutual Trustee since May 1999, was the beneficial owner of approximately 10.8% of the outstanding common stock of Kohl's Corporation, primarily by virtue of his serving as a trustee of several trusts for the benefit of the families of current and former executive officers of Kohl's Corporation and as a director of charitable foundations established by executive officers of Kohl's Corporation. While Mr. Sommerhauser has sole or shared voting and investment power over such shares held in the trusts and foundations, he has no pecuniary interest in those shares. In 1994, a number of years prior to Mr. Sommerhauser becoming a Northwestern Mutual Trustee, Northwestern Mutual lent as part of its normal portfolio investment activities to Kohl's Department Stores, Inc., a subsidiary of Kohl's Corporation, $40,000,000 and received a 6.57% Senior Note, guaranteed by Kohl's Corporation, due March 31, 2004. The principal amount of such indebtedness was reduced to $23,333,333 during 2001, which remains outstanding at March 1, 2002.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Financial Statements and Exhibits

                                                                                                                  PAGE
                                                                                                                  ----
             (1)      NML Variable Annuity Account A (in Part II, Item 8)....................................       18
                      Statements of Assets and Liabilities at December 31, 2001 and 2000
                      Statements of Operations for years ended December 31, 2001, 2000 and 1999
                      Statements of Changes in Equity for years ended December 31, 2001, 2000 and 1999
                      Financial Highlights
                      Notes to Financial Statements
                      Report of Independent Accountants

             (2)      NML Variable Annuity Account C (in Part II, Item 8)....................................       40
                      Statements of Assets and Liabilities at December 31, 2001 and 2000
                      Statements of Operations for years ended December 31, 2001, 2000 and 1999
                      Statements of Changes in Equity for years ended December 31, 2001, 2000 and 1999
                      Financial Highlights
                      Notes to Financial Statements
                      Report of Independent Accountants

             (3)      The Northwestern Mutual Life Insurance Company.........................................       66
                      Immediately following this page are:
                      Report of Independent Accountants
                      Consolidated Statement of Financial Position at December 31, 2001 and 2000
                      Consolidated Statement of Operations for years ended December 31, 2001, 2000 and 1999
                      Consolidated Statement of Changes in Surplus for years ended
                      December 31, 2001, 2000 and 1999
                      Consolidated Statement of Cash Flows for years ended
                      December 31, 2001, 2000 and 1999
                      Notes to Consolidated Statutory Financial Statements

         (b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2001.

         (c) See Index to Exhibits which is incorporated herein by reference................................        89

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Policyowners of The Northwestern Mutual Life Insurance Company

We have audited the accompanying consolidated statement of financial position of The Northwestern Mutual Life Insurance Company and its subsidiary ("the Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, of changes in surplus and of cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us (1) do not present fairly in conformity with generally accepted accounting principles, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2001 and 2000, or the results of their operations or their cash flows for each of the three years in the period ended December 31, 2001 because of the effects of the variances between the statutory basis of accounting and generally accepted accounting principles referred to in the preceding paragraph, and (2) do present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, on the basis of accounting described in Note 1.

As discussed in Note 1 to the financial statements, the Company adopted the accounting policies in the revised National Association of Insurance Commissioners "Accounting Practices and Procedures Manual" - Effective January 1, 2001, as required by the Office of the Commissioner of Insurance of the State of Wisconsin. The effect of adoption is recorded as an adjustment to surplus as of January 1, 2001.

/S/  PRICEWATERHOUSECOOPERS LLP

January 22, 2002

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(IN MILLIONS)

                                                                               DECEMBER 31,
                                                                          --------------------
                                                                              2001      2000
                                                                          ---------  ---------
                                         ASSETS
                                         ------
Bonds                                                                      $44,306   $40,607
Common and preferred stocks                                                  5,369     6,216
Mortgage loans                                                              15,164    14,431
Real estate                                                                  1,671     1,627
Policy loans                                                                 9,028     8,504
Other investments                                                            4,817     4,508
Cash and temporary investments                                               2,018     1,217
                                                                          ---------  ---------
     Total investments                                                      82,373    77,110

Due and accrued investment income                                            1,048     1,008
Net deferred tax assets                                                      1,602        --
Deferred premium and other assets                                            1,583     1,510
Separate account assets                                                     11,786    12,497
                                                                          ---------  ---------
     Total assets                                                          $98,392   $92,125
                                                                          =========  =========
                                LIABILITIES AND SURPLUS
                                -----------------------
Reserves for policy benefits                                               $68,432   $62,816
Policyowner dividends payable                                                3,650     3,350
Interest maintenance reserve                                                   375       378
Asset valuation reserve                                                      2,034     2,298
Income taxes payable                                                         1,329     1,228
Other liabilities                                                            3,894     3,662
Separate account liabilities                                                11,786    12,497
                                                                          ---------  ---------
     Total liabilities                                                      91,500    86,229

Surplus                                                                      6,892     5,896
                                                                          ---------  ---------
     Total liabilities and surplus                                         $98,392   $92,125
                                                                          =========  =========

   The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
(IN MILLIONS)

                                                           FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                   ---------------------------------
                                                        2001      2000      1999
                                                   ----------  --------  -----------
REVENUE:
  Premiums                                           $ 9,408   $ 8,925   $ 8,344
  Net investment income                                5,532     5,339     4,766
  Other income                                           405     1,118       970
                                                   ----------  --------  -----------
   Total revenue                                      15,345    15,382    14,080
                                                   ----------  --------  -----------
BENEFITS AND EXPENSES:
  Benefit payments to policyowners and
    beneficiaries                                      3,808     4,541     4,023
   Net additions to policy benefit reserves            5,367     4,815     4,469
   Net transfers to separate accounts                    502       469       516
                                                   ----------  --------  -----------
   Total benefits                                      9,677     9,825     9,008

   Commissions and operating expenses                  1,453     1,416     1,287
                                                   ----------  --------  -----------
   Total benefits and expenses                        11,130    11,241    10,295
                                                   ----------  --------  -----------
Gain from operations before dividends and taxes        4,215     4,141     3,785

Policyowner dividends                                  3,651     3,334     3,091
                                                   ----------  --------  -----------
Gain from operations before taxes                        564       807       694
Income tax expense                                       173       125       203
                                                   ----------  --------  -----------
Net gain from operations                                 391       682       491
Net realized capital gains                               259     1,147       846
                                                   ----------  --------  -----------
   Net income                                        $   650   $ 1,829   $ 1,337
                                                   ==========  ========  ===========

   The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF CHANGES
IN SURPLUS (IN MILLIONS)

                                                        FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                 --------------------------------
                                                     2001       2000       1999
                                                 ----------  ---------  ---------
Beginning of year balance                          $ 5,896    $ 5,069    $ 4,741
 Net income                                            650      1,829      1,337
 Increase (decrease) in net unrealized gains          (555)    (1,043)       213
 (Increase) decrease in asset valuation reserve        264         73       (377)
 Charge-off of goodwill (Note 11)                       (9)       (12)      (842)
 Cumulative effect of changes in accounting
    principles (Note 1)                                749         --         --
 Increase in net deferred tax assets                    73         --         --
 Change in reserve valuation basis (Note 5)            (61)        --         --
 Other net decreases                                  (115)       (20)        (3)
                                                 ----------  ---------  ---------
   Net increase in surplus                             996        827        328
                                                 ----------  ---------  ---------
   End of year balance                             $ 6,892    $ 5,896    $ 5,069
                                                 ==========  =========  =========

   The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENT OF CASH
FLOWS (IN MILLIONS)

                                                           FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                   -----------------------------------
                                                       2001        2000        1999
                                                   -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Premiums and other income received                 $  6,607    $  6,279    $  5,881
 Investment income received                            5,527       5,000       4,476
 Disbursement of policy loans, net of repayments        (524)       (566)       (358)
 Payments to policyowners and beneficiaries           (3,996)     (3,967)     (3,495)
 Net transfers to separate accounts                     (534)       (469)       (516)
 Commissions, expenses and taxes paid                 (1,708)     (1,845)     (1,699)
 Other, net                                              202         224         (56)
                                                   -----------  ----------  ----------
   Net cash provided by operating activities           5,574       4,656       4,233
                                                   -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from investments sold or matured:
   Bonds                                              35,318      29,539      20,788
   Common and preferred stocks                        15,465       9,437      13,331
   Mortgage loans                                      1,174       1,198       1,356
   Real estate                                           244         302         216
   Other investments                                     413         659         830
                                                   -----------  ----------  ----------
                                                      52,614      41,135      36,521
                                                   -----------  ----------  ----------
Cost of investments acquired:
   Bonds                                              38,915      33,378      22,849
   Common and preferred stocks                        15,014       8,177      13,794
   Mortgage loans                                      2,003       2,261       2,500
   Real estate                                           353         224         362
   Other investments                                   1,106       1,535       1,864
                                                   -----------  ----------  ----------
                                                      57,391      45,575      41,369
                                                   -----------  ----------  ----------
     Net increase (decrease) due to
       securities lending and other                        4        (158)        499
                                                   -----------  ----------  ----------
     Net cash used in investing activities            (4,773)     (4,598)     (4,349)
                                                   -----------  ----------  ----------
     Net increase (decrease) in cash
       and temporary investments                         801          58        (116)
Cash and temporary investments, beginning of year      1,217       1,159       1,275
                                                   -----------  ----------  ----------
     Cash and temporary investments, end of year    $  2,018    $  1,217    $  1,159
                                                   ===========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

1.    BASIS OF PRESENTATION AND CHANGES IN ACCOUNTING PRINCIPLES

      The accompanying consolidated statutory financial statements include the accounts of The Northwestern Mutual Life Insurance Company and its wholly-owned subsidiary, Northwestern Long Term Care Insurance Company (together, "the Company"). All intercompany balances and transactions have been eliminated. The Company offers life, annuity, disability income and long-term care insurance products to the personal, business, estate and tax-qualified markets.

      The consolidated financial statements were prepared in conformity with accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin ("statutory basis of accounting"). Effective January 1, 2001, insurance companies domiciled in Wisconsin are required to prepare statutory basis financial statements in accordance with the new National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI").

      These new requirements differ from those used prior to January 1, 2001, primarily because under the new statutory accounting principles: (1) deferred tax balances are established for temporary differences between book and tax bases of certain assets and liabilities, (2) investment valuation adjustments on impaired assets are measured differently and are reported as realized losses, (3) pension and other employee benefit obligations are accounted for based on the funded status of the related plans, (4) recognition of earnings from unconsolidated subsidiaries and affiliates as net investment income is limited to dividends received, (5) certain software costs can be capitalized and amortized to expense over a maximum of five years, and (6) premiums, benefits and reserve changes for policies that do not have significant mortality or morbidity risks ("deposit-type contracts") are not included in revenue or benefits as reported in the consolidated statement of operations.

      The cumulative effect of adoption of these new accounting principles was reported as an adjustment to surplus as of January 1, 2001, with no restatement of prior periods permitted. This cumulative effect was the difference in the amount of surplus that would have been reported at that date if the new accounting principles had been retroactively applied to all prior periods. The cumulative effect of these accounting changes increased surplus by $749 million at that date, and included the following (in millions):

              Deferred tax accounting              $ 850
              Pension plan liabilities               (74)
              Investment valuation changes, net      (27)
                                                   -----
                                                   $ 749
                                                   =====

      Financial statements prepared on the statutory basis of accounting differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), primarily because on a GAAP basis: (1) certain policy acquisition costs are deferred and amortized, (2) investment valuations and insurance reserves use different methods and assumptions, (3) deposit-type contracts, for which premiums, benefits and reserve changes are not included in revenue or benefits as reported in the statement of operations, are defined differently, (4) majority-owned, non-insurance subsidiaries are consolidated, (5) changes in deferred taxes are reported as a component of net income, and (6) no deferral of realized gains and losses is permitted. The effects on the financial statements of the Company from the differences between the statutory basis of accounting and GAAP are material.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The preparation of financial statements in conformity with the statutory basis of accounting requires management to use assumptions or make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual future results could differ from these assumptions and estimates.

      INVESTMENTS

      See Note 3 regarding the reported statement value and estimated fair value of the Company's investments in bonds, common and preferred stocks, mortgage loans and real estate.

      POLICY LOANS

      Policy loans primarily represent amounts borrowed from the Company by life insurance policyowners, secured by the cash value of the related policies. They are reported in the financial statements at unpaid principal balance.

      OTHER INVESTMENTS

      Other investments consist primarily of joint venture and partnership investments. These investments are valued at the Company's share of equity in the partnerships' or ventures' net assets, which approximates fair value. Other investments also include derivative financial instruments. See Note 4 regarding the Company's use of derivatives.

      TEMPORARY INVESTMENTS

      Temporary investments represent debt securities that have maturities of one year or less at purchase. They are reported at amortized cost, which approximates fair value.

      NET INVESTMENT INCOME

      Net investment income primarily represents interest and dividends received or accrued on bonds, mortgage loans, policy loans and other investments. It also includes amortization of any purchase premium or discount using the interest method, adjusted prospectively for any change in estimated yield-to-maturity. Investment income due and accrued that is deemed uncollectible is charged against net investment income in the period such determination is made, while investment income greater than 90 days past due is nonadmitted and charged directly to surplus. Beginning January 1, 2001, net investment income also includes dividends paid to the Company from accumulated earnings of unconsolidated subsidiaries, affiliates, partnerships and joint ventures. Prior to 2001, the Company's share of undistributed earnings in these entities was recognized as net investment income using the equity method. Net investment income is reduced by investment management expenses, real estate depreciation, depletion related to energy assets and interest costs associated with securities lending.

      INTEREST MAINTENANCE RESERVE

      The Company is required to maintain an interest maintenance reserve ("IMR"). The IMR is used to defer realized gains and losses, net of tax, on fixed income investments resulting from changes in interest rates. Net realized gains and losses deferred to the IMR are amortized into investment income over the estimated remaining term-to-maturity of the investment sold.

      INVESTMENT CAPITAL GAINS AND LOSSES

      Realized investment gains and losses are recognized based upon specific identification of securities sold. Beginning January 1, 2001 realized investment gains and losses also include valuation adjustments for impairment of bonds, stocks, mortgage loans and other investments with a decline in value that management considers to be other than temporary. Prior to 2001, these valuation adjustments were classified as unrealized investment losses and only realized upon disposition. Realized capital gains and losses as reported in the consolidated statement of operations are net of any IMR deferrals and current income tax expense. See Note 3 regarding details of reported realized capital gains and losses.

      Unrealized investment gains and losses primarily represent changes in the reported fair value of common stocks. Beginning January 1, 2001 changes in the Company's share of undistributed earnings in unconsolidated subsidiaries, affiliates, partnerships and joint ventures are classified as changes in unrealized capital gains and losses. Prior to 2001, the Company's share of undistributed earnings in these entities was recognized as net investment income using the equity method. See Note 3 regarding details of reported changes in unrealized capital gains and losses.

      ASSET VALUATION RESERVE

      The Company is required to maintain an asset valuation reserve ("AVR"). The AVR establishes a general reserve for invested asset valuation using a formula prescribed by the NAIC. The AVR is designed to protect surplus against potential declines in the value of the Company's investments. Increases or decreases in AVR are reported as direct adjustments to surplus.

      SEPARATE ACCOUNTS

      See Note 7 regarding separate account assets and liabilities reported by the Company.

      PREMIUM REVENUE

      Life insurance premiums are recognized as revenue at the beginning of each policy year. Annuity, disability income and long-term care insurance premiums are recognized as revenue when received by the Company. Premium revenue is reported net of ceded reinsurance, see Note 9.

      OTHER INCOME

      Other income includes considerations received on supplementary annuity contracts, ceded reinsurance expense allowances and various insurance policy charges. Beginning January 1, 2001, considerations received on supplementary contracts without life contingencies are classified as deposit-type transactions and thereby excluded from revenue. Prior to 2001, these considerations were reported as revenue.

      BENEFIT PAYMENTS TO POLICYOWNERS AND BENEFICIARIES

      Benefit payments to policyowners and beneficiaries include death, surrender and disability benefits, as well as matured endowments and supplementary contract payments. Beginning January 1, 2001 benefit payments on supplementary contracts without life contingencies are classified as deposit-type transactions and thereby excluded from expense. Prior to 2001, these payments were reported as benefit expense. Benefit payments are reported net of ceded reinsurance recoveries, see Note 9.

      RESERVES FOR POLICY BENEFITS

      See Note 5 regarding the methods and assumptions used to establish the Company's reserves for future insurance policy benefits.

      COMMISSIONS AND OPERATING EXPENSES

      Commissions and other operating costs, including costs of acquiring new insurance policies, are generally charged to expense as incurred.

      ELECTRONIC DATA PROCESSING EQUIPMENT AND SOFTWARE

      Electronic data processing ("EDP") equipment and software used in the Company's business are reported at cost less accumulated depreciation. Beginning January 1, 2001 certain software costs are capitalized and depreciated over a maximum of five years, while EDP equipment is capitalized and depreciated over three years. Most unamortized software costs are nonadmitted assets and thereby excluded from surplus. Prior to 2001, the Company expensed all software costs, while EDP equipment was capitalized and amortized over its useful life. EDP equipment and software of $18 million and $16 million at December 31, 2001 and 2000, respectively, were net of accumulated depreciation of $44 million and $43 million, respectively, and included in other assets in the consolidated statement of financial position. Depreciation expense is recorded using the straight-line method and totaled $14 million, $8 million and $9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      POLICYOWNER DIVIDENDS

      Almost all life insurance policies and certain annuity and disability income policies issued by the Company are participating. Annually, the Company's Board of Trustees approves dividends payable on participating policies in the following fiscal year, which are accrued and charged to operations when approved. Participating policyowners generally have the option to direct their dividends to be paid in cash, used to reduce future premiums due or used to purchase additional insurance. A majority of dividends are used by policyowners to purchase additional insurance and are reported as premiums in the consolidated statement of operations, but are not included in premiums received or policy benefits paid in the consolidated statement of cash flows.

      NONADMITTED ASSETS

      Certain assets are designated as nonadmitted and thereby not permitted as a component of surplus on the statutory basis of accounting. Such assets, principally pension-related assets, amounts advanced to or due from the Company's financial representatives, and fixed assets, EDP equipment and software net of accumulated depreciation, are excluded from the consolidated statement of financial position. Changes in nonadmitted assets are reported as direct adjustments to surplus.

      RECLASSIFICATION

      Certain financial statement balances for 2000 and 1999 have been reclassified to conform to the current year presentation.

3.    INVESTMENTS

      BONDS

      Investments in bonds are reported in the financial statements at amortized cost, except for bonds in default, which are reported at the lower of amortized cost or fair value. Statement value and estimated fair value of these securities at December 31, 2001 and 2000 were as follows:

December 31, 2001                            Reconciliation to Estimated Fair Value
-----------------                     ------------------------------------------------
                                                      Gross       Gross      Estimated
                                       Statement   Unrealized   Unrealized      Fair
                                         Value        Gains       Losses       Value
                                      -----------  ----------  -----------  ----------
                                                         (in millions)
U.S. Government                        $ 4,271      $  221       $ (84)       $ 4,408
States, territories and possessions        262          29          --            291
Special revenue and assessments          6,032         185         (23)         6,194
Public utilities                         2,748          86         (19)         2,815
Banks, trust and insurance companies     1,306          46         (18)         1,334
Industrial and miscellaneous            29,685       1,026        (555)        30,156
Parent, subsidiaries and affiliates          2          --          --              2
                                      --------      ------       -----        -------
   Total                               $44,306      $1,593       $(699)       $45,200
                                      ========      ======       =====        =======

December 31, 2000                            Reconciliation to Estimated Fair Value
-----------------                     ------------------------------------------------
                                                      Gross       Gross      Estimated
                                       Statement   Unrealized   Unrealized      Fair
                                         Value        Gains       Losses       Value
                                      -----------  ----------  -----------  ----------
                                                         (in millions)
U.S. Government                        $ 3,870      $  241     $   (44)       $ 4,067
States, territories and possessions        261          18          --            279
Special revenue and assessments          5,830         190         (26)         5,994
Public utilities                         2,669          37         (77)         2,629
Banks, trust and insurance companies     1,128          29          (3)         1,154
Industrial and miscellaneous            26,846         542        (888)        26,500
Parent, subsidiaries and affiliates          3          --          --              3
                                       -------      ------     -------        -------
   Total                               $40,607      $1,057     $(1,038)       $40,626
                                       =======      ======     =======        =======

      Estimated fair value is based upon values published by the Securities Valuation Office ("SVO") of the NAIC. In the absence of SVO-published values, estimated fair value is based upon quoted market prices, if available. For bonds without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models.

      Statement value and estimated fair value by contractual maturity at December 31, 2001 is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        Statement   Estimated
                                          Value    Fair Value
                                        --------   ----------
                                            (in millions)
Due in one year or less                  $   823   $   812
Due after one year through five years      5,931     6,062
Due after five years through ten years    13,923    14,186
Due after ten years                       10,604    10,730
                                         -------   -------
                                          31,281    31,790

Structured securities                     13,025    13,410
                                         -------   -------
   Total                                 $44,306   $45,200
                                         =======   =======

      COMMON AND PREFERRED STOCKS

      Common stocks are reported in the financial statements at fair value, which is based upon quoted market prices, if available. For common stock without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models.

      Preferred stocks rated "1" (highest quality), "2" (high quality), or "3" (medium quality) by the SVO are reported in the financial statements at amortized cost. All other preferred stock is reported at the lower of cost or fair value. Estimated fair value is based upon quoted market prices, if available. For preferred stock without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models.

      For any decline in the fair value of a common or preferred stock that is considered to be other than temporary, a valuation adjustment is made to reduce the cost of the security to fair value and recognized as a realized capital loss.

      MORTGAGE LOANS AND REAL ESTATE

      Mortgage loans are reported in the financial statements at unpaid principal balance, less any valuation allowance or unamortized commitment or origination fees. These fees are generally deferred and amortized into investment income using the interest method. Mortgage loans are collateralized by properties located throughout the United States and Canada. The Company attempts to minimize mortgage loan investment risk by diversification of borrowers, geographic locations and types of collateral properties.

      The maximum and minimum interest rates for mortgage loans originated during 2001 were 9.8% and 6.4%, respectively. The aggregate average ratio of loaned amounts to the value of collateral for mortgage loans originated during 2001 was 68%, with a maximum of 100% for any single loan.

      Mortgage loans are considered impaired when, based on current information, management considers it probable that the Company will be unable to collect all principal and interest due according to the contractual terms of the loan. If necessary, a valuation adjustment is made to reduce the carrying value of an impaired loan to the lower of unpaid principal balance or estimated net realizable value based on appraisal of the collateral property. If the impairment is considered to be temporary, the change in valuation adjustment is classified as an unrealized gain or loss. Beginning January 1, 2001 valuation adjustments for impairments considered to be other than temporary are classified as realized losses. Prior to 2001, all changes in valuation adjustments were classified as unrealized gains and losses. At December 31, 2001, reported value of mortgage loans was reduced by $112 million in valuation adjustments.

      Real estate investments are reported in the financial statements at cost, less encumbrances and accumulated depreciation of buildings or other improvements using a straight-line method over the estimated useful life of the improvements. An investment in real estate is considered impaired when the projected undiscounted net cash flow from the investment is less than depreciated cost. When the Company determines that an investment in real estate is impaired, a valuation adjustment is made to reduce the carrying value to estimated fair value, after encumbrances, based on appraisal of the property. At December 31, 2001, reported value of real estate investments was reduced by $52 million in valuation adjustments.

      CAPITAL GAINS AND LOSSES

      Realized investment gains and losses for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                        For the year ended           For the year ended          For the year ended
                                        December 31, 2001            December 31, 2000           December 31, 1999
                                -------------------------------  ----------------------------- -------------------------------
                                                          Net                             Net                            Net
                                                       Realized                        Realized                        Realized
                                  Realized   Realized    Gains   Realized   Realized    Gains     Realized   Realized   Gains
                                    Gains     Losses   (Losses)    Gains     Losses    (Losses)     Gains     Losses   (Losses)
                                ----------   --------   -------   --------  --------   ---------  ---------   -------  --------
                                                                            (in millions)
Bonds                           $    537    $  (674)   $ (137)    $  369    $  (416)   $   (47)    $   219    $ (404)  $  (185)
Common and
 preferred stocks                    863       (569)      294      1,534       (333)     1,201       1,270      (255)    1,015
Mortgage loans                        --        (10)      (10)        --        (25)       (25)         22       (12)       10
Real estate                           85        (11)       74        101         --        101          92        --        92
Other invested assets                296       (149)      147        395       (177)       218         308      (189)      119
                                --------    -------    ------     ------    -------    -------     -------    ------   -------
                                $  1,781    $(1,413)      368     $2,399    $  (951)     1,448     $ 1,911    $ (860)    1,051
                                ========    =======               ======    =======                =======    ======
Less: Capital gains taxes                                  98                              353                            244
Less: IMR gains (losses)                                   11                              (52)                           (39)
                                                       ------                          -------                         ------
Net realized capital gains                             $  259                          $ 1,147                         $  846
                                                       ======                          =======                         ======

Proceeds on the sale of securities totaled $30 billion, $25 billion, and $16 billion for the years ended December 31, 2001, 2000 and 1999, respectively.

Changes in net unrealized investment gains and losses for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                          For the year ended
                                                             December 31,
                                                      ---------------------------
                                                       2001       2000       1999
                                                      -------    -------    -----
                                                              (in millions)
Bonds                                                 $   (15)   $  (208)   $(178)
Common and preferred stocks                              (699)      (851)     415
Mortgage loans                                             --         (2)     (10)
Real estate                                                --         (4)      (2)
Other investments                                        (193)        22      (12)
                                                      -------    -------    -----
                                                         (907)   $(1,043)   $ 213
                                                                 =======    =====
Change in deferred taxes                                  352
                                                      -------
                                                      $  (555)
                                                      =======

See Note 10 regarding the accounting change in 2001 for deferred taxes.

      SECURITIES LENDING

      The Company has entered into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities as collateral, calculated on a daily basis in the form of either cash or securities. Collateral assets held and the related liability due to counterparties of $1.3 billion and $1.4 billion are included in the consolidated statement of financial position at December 31, 2001 and 2000, respectively, and approximate the statement value of securities loaned at those dates.

4.    DERIVATIVE FINANCIAL INSTRUMENTS

      In the normal course of business, the Company enters into transactions to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and market volatility. Market risk arises from changes in the fair value of the underlying instruments. The Company is also exposed to credit risk in the event of nonperformance of the counterparties.

      Derivative investments are classified as other investments in the consolidated statement of financial position. Derivative financial instruments that hedge specific assets and liabilities are reported in a manner consistent with the hedged item (e.g. at amortized cost or fair value), while derivative financial instruments that hedge a portfolio of assets or liabilities are reported at fair value. Fair value is estimated as the amount that the Company would expect to receive or pay upon termination of the contract at the reporting date. Changes in the carrying value of derivatives that hedge a portfolio of assets or liabilities are reported as realized capital gains and losses.

      The Company held the following positions for hedging purposes at December 31, 2001 and 2000:

                                December 31, 2001             December 31, 2000
                           ----------------------------------------------------------
                           Carrying  Notional   Fair      Carrying  Notional    Fair
Derivative Instrument       Value     Amount    Value       Value    Amount     Value
---------------------      --------  --------  --------  ---------  --------  -------
                                                  (in millions)
Specific Hedges:
----------------
 Foreign currency swaps     $ 1       $ 70       $11       $  6       $118       $ 5
 Forward contracts           --        200         3         --        400        10
 Interest rate swaps          1         88         6         --         83         2
 Swaptions/interest
 rate floors                 14        829        32         16        977        16
 Default swaps               --         57        --         --         52        --

Portfolio Hedges:
----------------
 Common stock futures
 and equity swaps           $ 9       $221       $ 9       $ 28       $565       $28
 Financial futures           (2)       203        (2)        --         --        --
 Foreign currency
 forward contracts           --        502        --        (26)       803        (3)

      The carrying value of derivative financial instruments includes receivables of $9 million and $23 million at December 31, 2001 and 2000, respectively. The notional or contractual amounts of derivative financial instruments are used to denominate the transactions and do not represent the amounts exchanged between the parties.

      The Company uses foreign currency swaps, which are traded over-the-counter, to hedge its exposure to bond cash-flows denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future.

      The Company uses forward contracts to buy or sell a financial instrument at a specified future date. Forward contracts fix the price, quantity, quality and date of the purchase and sale. Some forward contracts involve the initial payment of cash and may be settled in cash instead of physical delivery of the underlying instrument.

      The Company uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments. An interest rate swap is a contractual agreement to exchange payments based on the actual or expected price level, performance or value of one or more underlying interest rates. The Company is required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded in net investment income.

      The Company uses swaptions and interest rate floors to hedge against the negative impact of a significant and sustained increase or decrease in interest rates. The purpose of the Company's swaption program is to protect against the effect of rising interest rates. Swaptions entitle the Company to receive settlement payments from the counterparties on specified expiration date, contingent on future interest rates. For each swaption, the amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount. The premium paid for the swaptions is included in other investments and is amortized into interest income over the term of the agreements. Floors are option contracts in which the floor seller, in return for a premium, agrees to limit the risk associated with a decline in a reference rate or index.

      The Company uses default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows the Company to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration.

      The Company uses common stock futures and equity swaps to mitigate its exposure to equity market fluctuations. Futures are standardized forward contracts traded on organized exchanges. Swaps are contracts to exchange, for a period of time, the investment performance of one underlying instrument for the investment performance of another underlying instrument, typically without exchanging the instruments themselves.

      The Company uses financial futures contracts to hedge against interest rate risks on a portion of its fixed maturity securities. These contracts obligate the Company to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market value of financial futures contracts are made daily.

      The Company uses foreign currency forward contracts, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments denominated in foreign currencies. The foreign currency forward contracts obligate the Company to deliver a specified amount of foreign currency at a future date at a specified exchange rate.

5.    RESERVES FOR POLICY BENEFITS

      Reserves for policy benefits represent the estimated net present value of future policy benefits, less future policy premiums, established using actuarial methods based on mortality and morbidity experience tables and valuation interest rates prescribed by the OCI. Use of these actuarial tables and methods involves estimation of future mortality and morbidity. Actual future experience could differ from the assumptions used to make these estimates.

      Life insurance reserves on substantially all policies issued since 1978 are based on the Commissioner's Reserve Valuation Method ("CRVM") with interest rates ranging from 3-1/2% to 5-1/2%. Other life policy reserves are primarily based on the net level premium method, employing various mortality tables at interest rates ranging from 2% to 4-1/2%. As of December 31, 2001, the Company has $690 billion of total life insurance in-force, including $7 billion of life insurance in-force for which the gross premiums are less than the net premiums according to the standard valuation methods and assumptions set by the OCI.

      As of January 1, 2001, the Company changed the valuation basis for reserves on certain term life insurance policies. The impact of this change increased policy benefit reserves by $61 million, and is reported as a direct reduction of surplus for the year ended December 31, 2001.

      Tabular cost has been determined from the basic data for the calculation of policy reserves. Tabular less actual reserves released has been determined from the basic data for the calculation of reserves and reserves released. Tabular interest has been determined from the basic data for the calculation of policy reserves. Tabular interest on funds not involving life contingencies is calculated as the product of the valuation rate of interest times the mean of the amount of funds subject to such rate held at the beginning and end of the year of valuation.

      Additional premiums are charged for substandard lives for policies issued after January 1, 1956. Net level premium or CRVM mean reserves are based on multiple mortality tables or one-half the net flat or other extra mortality charge. The Company waives deduction of fractional premiums upon death of insured and returns any portion of the final premium beyond the date of death. Surrender values are not promised in excess of the legally computed reserves.

      Deferred annuity reserves on contracts issued since 1985 are primarily valued using the Commissioner's Annuity Reserve Valuation Method with interest rates ranging from 3-1/2% to 6-1/4%. Other deferred annuity reserves are based on contract value. Immediate annuity reserves are based on present values of expected benefit payments at interest rates ranging from 3-1/2% to 7-1/2%. Beginning January 1, 2001 changes in future policy benefits on supplementary contracts without life contingencies are classified as deposit-type transactions and thereby excluded from net additions to policy benefit reserves in the consolidated statement of operations. Prior to 2001, these reserve changes were reported as a component of operations.

      At December 31, 2001, the withdrawal characteristics of the Company's annuity reserves and deposit liabilities were as follows:

                                                                              Amount       Percent
                                                                           ----------    -----------
                                                                                 (in millions)
Subject to discretionary withdrawal - with market value
adjustment                                                                 $    8,936       63.5%
Subject to discretionary withdrawal - without market value
adjustment                                                                      2,260       16.1%
Not subject to discretionary withdrawal provision                               2,869       20.4%
                                                                           ----------     ------
                                                                           $   14,065      100.0%
                                                                           ==========

      Active life reserves for disability income ("DI") policies issued since 1987 are primarily based on the two-year preliminary term method using a 4% interest rate and the 1985 Commissioner's Individual Disability Table A ("CIDA") for morbidity. Active life reserves for prior DI policies are based on the net level premium method, interest rates ranging from 3% to 4% and the 1964 Commissioner's Disability Table for morbidity. Disabled life reserves for DI policies are based on the present values of expected benefit payments, primarily using the 1985 CIDA (modified for Company experience in the first four years of disability) and interest rates ranging from 3% to 5-1/2%.

6.    PREMIUM AND ANNUITY CONSIDERATIONS DEFERRED AND UNCOLLECTED

      Gross deferred and uncollected insurance premiums represent premiums due to be received from policyowners through the next policy anniversary date. Net deferred and uncollected premiums represent only the portion of gross premiums related to mortality charges and interest. Deferred and uncollected premiums at December 31, 2001 were as follows:

Type of Business         Gross            Net
                        -------         ------
                            (in millions)
Ordinary new business   $   145         $   77
Ordinary renewal          1,351          1,103
                        -------         ------
                        $ 1,496         $1,180
                        =======         ======

7.    SEPARATE ACCOUNTS

      Separate account assets and related policy liabilities represent the segregation of funds deposited by variable life insurance and annuity policyowners. Policyowners bear the investment performance risk associated with variable products. Separate account assets are invested at the direction of the policyowner in a variety of mutual fund options. Variable annuity policyowners also have the option to invest in a fixed interest rate annuity in the general account of the Company. Separate account assets are reported at fair value based primarily on quoted market prices.

      All separate accounts liabilities are non-guaranteed. Following is a summary of separate account liabilities by withdrawal characteristic at December 31, 2001 (in millions):

At market value                           $ 9,780
Not subject to discretionary withdrawal     1,762
Non-policy liabilities                        244
                                          -------
   Total                                  $11,786
                                          =======

      Separate account premiums and other considerations received during the year ended December 31, 2001 were $1,419 million and reported as revenues in the consolidated statement of operations. Following is a summary reconciliation of amounts reported as transfers to and from separate accounts in the summary of operations of the Company's NAIC Separate Account Annual Statement and the amount reported as net transfers to separate accounts in the accompanying statement of operations for the year ended December 31, 2001 (in millions):

From Separate Account Annual Statement:
  Transfers to Separate Accounts                     $ 1,419
  Transfers from Separate Accounts                    (1,128)
                                                     -------
                                                         291

Reconciling adjustments:
  Investment management and administrative charges        72
  Mortality, breakage and taxes                          139
                                                     -------
    Net transfers to separate accounts               $   502
                                                     =======

8.    EMPLOYEE AND REPRESENTATIVE BENEFIT PLANS

      The Company sponsors noncontributory defined benefit retirement plans for all eligible employees and field representatives. These include tax-qualified plans, as well as nonqualified plans that provide benefits to certain participants in excess of ERISA limits for qualified plans. The Company's policy is to fully fund the obligations of qualified plans in accordance with ERISA requirements.

      Beginning January 1, 2001 the costs associated with these retirement benefits are expensed over the period that the participant provides services to the Company, including recognition of pension assets and liabilities based on the funded status of the related plans. Pension assets are nonadmitted and thereby excluded from surplus. Prior to 2001, the Company recognized pension expense only in the periods in which contributions to plan assets were made.

      In addition to pension benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") to retired employees, representatives and eligible dependents. Substantially all employees and representatives will become eligible for these benefits if they reach retirement age while working for the Company.

      The funded status of the Company's defined benefit plans, both funded and unfunded, and postretirement benefits at December 31, 2001 were as follows:

                                                                 Unfunded    Postretirement
                                               Funded Plans       plans         Benefits
                                               ------------      --------    --------------
                                                              (in millions)
Accumulated benefit obligation:
 Vested participants                             $   874          $ 169          $ 96
 Nonvested participants                               10              1            --
                                                 -------          -----          ----
                                                     884            170            96

Effect of future salary increases                    240             71            --
                                                 -------          -----          ----
               Projected benefit obligation        1,124            241            96

Plan assets at fair value                          1,819             (4)           24
                                                 -------          -----          ----
                              Funded status          695           (245)          (72)

Unrecognized transition (asset) liability           (657)            --            --
                                                 -------          -----          ----
              Net pension asset (liability)      $    38          $(245)         $(72)
                                                 =======          =====          ====

      The projected benefit obligations were estimated using a discount rate of 7%, an assumed long-term rate of return on plan assets of 9%, and assumptions regarding future employee turnover and compensation trends based on Company experience. Plan assets are invested primarily in common stocks and corporate debt securities through a separate account of the Company. Fair value of plan assets is based primarily on quoted market value.

      Changes in projected benefit obligations and plan assets during the year ended December 31, 2001 were as follows:

                                                 Pension     Postretirement
                                                  Plans         Benefits
                                                 -------     --------------
                                                      (in millions)
Benefit obligation at January 1                  $ 1,259          $ 89
Changes in benefit obligation:
 Service cost                                         50             7
 Interest cost                                        86             6
 Benefits paid                                       (30)           (6)
                                                 -------          ----
Benefit obligation at December 31                $ 1,365          $ 96
                                                 =======          ====
Fair value of plan assets at January 1           $ 1,694          $ 23
Changes in plan assets:
 Expected return on plan assets                      151             2
 Benefits paid                                       (30)           (1)
                                                 -------          ----
Fair value of plan assets at December 31         $ 1,815          $ 24
                                                 =======          ====

      The components of net periodic pension expense (benefit) for the year ended December 31, 2001 were as follows (in millions):

Service cost of benefits earned             $  50
Interest cost on projected obligations         86
Expected return on plan assets               (151)
                                            ------
   Net periodic pension expense (benefit)   $ (15)
                                            ======

      The components of net periodic postretirement expense (benefit) for the year ended December 31, 2001 were as follows (in millions):

Service cost of benefits earned                            $   7
Interest cost on projected obligations                         6
Expected return on plan assets                                (2)
                                                           ------
   Net periodic postretirement expense                     $  11
                                                           ======

      The accumulated postretirement benefit obligation was estimated using a discount rate of 7%, an assumed rate of return on plan assets of 9%, and assumptions regarding participant retirement, morbidity and mortality based on Company experience. The estimate also assumes a health care cost rate increase of 10% per year, grading down 1% to an ultimate rate of 5% after 5 years. A further increase in the assumed healthcare cost trend of 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by $8 million and net periodic postretirement benefit expense during 2001 by $1 million. A decrease in the assumed healthcare cost trend of 1% in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2001 by $8 million and net periodic postretirement benefit expense during 2001 by $1 million.

      The Company also sponsors a contributory 401(k) plan for eligible employees and a noncontributory defined contribution plan for full-time representatives. For the years ended December 31, 2001, 2000 and 1999 the Company expensed total contributions to these plans of $20 million, $19 million and $18 million, respectively.

9.    REINSURANCE

      In the normal course of business, the Company seeks to limit its life insurance exposure to loss on any single insured and to recover a portion of benefits paid by ceding insurance coverage to reinsurers under excess and coinsurance contracts. The Company retains a maximum of $25 million of coverage per individual life and $35 million maximum of coverage per joint life. The Company also has an excess reinsurance contract for certain disability income policies with retention limits varying based upon coverage type.

      The amounts shown in the consolidated financial statements are reported net of reinsurance. Reserves for policy benefits at December 31, 2001 and 2000 were reported net of ceded reserves of $757 million and $663 million, respectively.

      The effect of reinsurance on premium revenue and benefits expense for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                 For the year ended December 31,
                                --------------------------------
                                  2001        2000        1999
                                --------    --------    -------
                                            (in millions)
Direct premium revenue          $  9,956    $  9,419    $ 8,785
Premiums ceded                      (548)       (494)      (441)
                                --------    --------    -------
  Net premium revenue           $  9,408    $  8,925    $ 8,344
                                ========    ========    =======
Direct benefits expense           10,109      10,140      9,270
Benefits ceded                      (432)       (315)      (262)
                                --------    --------    -------
  Net benefits expense          $  9,677    $  9,825    $ 9,008
                                ========    ========    =======

      In addition, the Company received $161 million, $146 million and $133 million for the years ended December 31, 2001, 2000 and 1999, respectively, from reinsurers as allowances for reimbursement of commissions and other expenses on ceded business. These amounts are included in other income in the consolidated statement of operations.

      Reinsurance contracts do not relieve the Company from its obligations to policyowners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company attempts to minimize this risk by diversifying its reinsurance coverage among a number of reinsurers that meet its standards for strong financial condition.

10.   INCOME TAXES

      The Company files a consolidated federal income tax return with the following entities:
        Northwestern Mutual Investment Services, LLC
        Northwestern International Holdings, Inc.
        NML Real Estate Holdings, LLC and subsidiaries
        NML Securities Holdings, LLC and subsidiaries
        Northwestern Investment Management Company, LLC
        Northwestern Securities Holdings, LLC
        Northwestern Mutual Trust Company
        Baird Holding Company
        Frank Russell Company
        Bradford, Inc.
        Network Planning Advisors, LLC
        Mason Street Advisors, LLC
        NML - CBO, LLC

      Under written tax sharing agreements, the Company collects from or refunds to these subsidiaries income taxes determined as if the subsidiaries filed separate tax returns. Federal income tax returns for years through 1997 are closed as to further assessment of tax. Adequate provision has been made in the financial statements for any additional taxes that may become due with respect to the open years.

      Beginning January 1, 2001 the Company accounts for deferred tax assets and liabilities, which reflect the financial statement impact of cumulative temporary differences between the tax and financial statement bases of assets and liabilities. Prior to 2001, no deferred tax balances were reported. The components of the net deferred tax asset at December 31, 2001 were as follows (in millions):

Deferred tax assets          $ 3,053
Deferred tax liabilities      (1,451)
                             -------
   Net deferred tax assets   $ 1,602
                             =======

      Deferred tax assets relate primarily to temporary differences between the tax and financial statement bases of policy benefit liabilities, as well as the temporary difference created by unamortized policy acquisition costs capitalized for tax purposes. Deferred tax assets increased by $374 million for the year ended December 31, 2001 due primarily to increases in these same temporary differences. Deferred tax liabilities relate primarily to temporary differences between the tax and financial statement bases of investments. Deferred tax liabilities decreased by $51 million for the year ended December 31, 2001 due primarily to changes in temporary differences relating to investments.

      Changes in deferred tax assets and liabilities related to changes in unrealized gains and losses on investments are reported as a component of changes in unrealized capital gains and losses in the consolidated statement of changes in surplus. Other changes in deferred tax assets and liabilities are direct adjustments to surplus and separately reported in the consolidated statement of changes in surplus.

      The Company's taxable income can vary significantly from gain from operations before taxes due to differences between book and tax valuation of assets and liabilities. Also, the Company must capitalize and amortize for tax purposes, as opposed to immediately deducting, an amount deemed to represent the cost of acquiring new business ("DAC tax"). Further, the Company pays an "equity tax" that is assessed only on the surplus of mutual life insurance companies.

      The Company's effective tax rate of 21%, for the year ended December 31, 2001, is determined as the relationship between the sum of total taxes, including those that affect net income and changes in deferred taxes not related to unrealized gains and losses on investments, to the sum of gain from operations before taxes and pretax net realized gains. This rate was less than the federal corporate tax rate of 35% due primarily to differences between book and tax basis amounts of net investment income and realized capital gains and losses. Prior to 2001, the Company's effective tax rate was based only on tax expense attributed to net gain from operations and its relationship to gain from operations before taxes.

      Effective tax rates for the years ended December 31, 2000, and 1999 were 16% and 29%, respectively. The effective rates were less than the federal corporate rate of 35% due primarily to differences between book and tax investment income and, in 2000, prior year adjustments.

11.   FRANK RUSSELL COMPANY ACQUISITION AND GOODWILL

      The Company acquired Frank Russell Company ("Russell") effective January 1, 1999 for a purchase price of approximately $955 million. Russell is a leading investment management and consulting firm, providing investment advice, analytical tools and investment vehicles to institutional and individual investors in more than 30 countries. This investment is accounted for using the equity method, adjusted for the charge-off of acquisition goodwill, and is included in common stocks in the consolidated statement of financial position. During the three years ended December 31, 2001, the Company charged-off directly from surplus approximately $863 million, representing the goodwill associated with the acquisition. The Company has received permission from the OCI for this charge-off.

      As part of the acquisition, the Company has unconditionally guaranteed certain debt obligations of Russell, including $350 million of senior notes and up to $150 million of other credit facilities.

12.   CONTINGENCIES

      The Company has also guaranteed certain obligations of other affiliates. These guarantees totaled approximately $135 million at December 31, 2001 and are generally supported by the underlying net asset values of the affiliates. In addition, the Company routinely makes commitments to fund mortgage loans or other investments in the normal course of business. These commitments aggregated to $1.9 billion at December 31, 2001 and were extended at market interest rates and terms.

      The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, any losses resulting from such actions would not have a material effect on the Company's results of operations or financial position.

13.   RELATED PARTY TRANSACTIONS

      During 2001, 2000 and 1999, the Company transferred appreciated equity investments to wholly-owned subsidiaries as a capital contribution to the subsidiaries. Realized capital gains of $244 million, $220 million and $287 million for 2001, 2000 and 1999, respectively, were reported based on the fair value of the assets at transfer.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of financial instruments, represented by investment assets (including derivatives) and certain policy liabilities at December 31, 2001 was as follows (in millions):

                                                  December 31, 2001
                                              -----------------------
                                              Statement        Fair
                                                Value          Value
                                              -----------  ----------
ASSETS
Bonds                                          $44,306       $45,200
Common and preferred stocks                      5,369         7,072
Mortgage loans                                  15,164        15,875
Real estate                                      1,671         2,406
Policy loans                                     9,028         9,375
Other investments, including derivatives         4,817         5,244
Cash and short-term investments                  2,018         2,018

LIABILITIES
Investment-type insurance reserves             $ 3,417       $ 3,191

      Fair value of bonds, common and preferred stocks and derivative financial instruments were based upon quoted market prices, when available. For those not actively traded, fair values were estimated using independent pricing services or internally developed pricing models. The fair value of mortgage loans was estimated by discounting estimated future cash flows using market interest rates for debt with comparable credit risk and maturities. Real estate fair value was determined by discounting estimated future cash flows using market interest rates. Policy loan fair value was estimated based on discounted projected cash flows using market interest rates and assumptions regarding future loan repayments based on Company experience. Other investments include joint ventures and partnerships, valued using the equity method, which approximates fair value.

      The fair value of investment-type insurance reserves was estimated by discounting estimated future cash flows at market interest rates for similar instruments with comparable maturities.

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

                                THE NORTHWESTERN MUTUAL LIFE
                                 INSURANCE COMPANY

                                 In respect of NML Variable Annuity
                                 Account A and NML Variable Annuity
                                 Account C (Registrant)

                                 By  /s/ EDWARD J. ZORE
                                    ---------------------------------------
                                      Edward J. Zore
                                      President and Chief Executive Officer

Date: March 25, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                          TITLE

/s/      EDWARD J. ZORE
--------------------------------------------       Trustee, President and
         Edward J. Zore                            Chief Executive Officer


/s/      GARY A. POLINER
--------------------------------------------       Senior Vice President and
         Gary A. Poliner                           Chief Financial Officer


/s/      STEVEN T. CATLETT
--------------------------------------------       Vice President and
         Steven T. Catlett                         Controller


/s/      JOHN M. BREMER
--------------------------------------------       Trustee
         John M. Bremer


/s/      PETER W. BRUCE
--------------------------------------------       Trustee
         Peter W. Bruce


         EDWARD E. BARR*
--------------------------------------------       Trustee
         Edward E. Barr


         GORDON T. BEAHAM, III*
--------------------------------------------       Trustee
         Gordon T. Beaham, III


         ROBERT C. BUCHANAN*
--------------------------------------------       Trustee
         Robert C. Buchanan


         GEORGE A. DICKERMAN*
--------------------------------------------       Trustee
         George A. Dickerman


         PIERRE S. DU PONT*
--------------------------------------------       Trustee
         Pierre S. du Pont


         JAMES D. ERICSON*
--------------------------------------------       Trustee
         James D. Ericson

         J.E. GALLEGOS*
--------------------------------------------       Trustee
         J. E. Gallegos


         STEPHEN N. GRAFF*
--------------------------------------------       Trustee
         Stephen N. Graff


         PATRICIA ALBJERG GRAHAM*
--------------------------------------------       Trustee
         Patricia Albjerg Graham


         JAMES P. HACKETT*
--------------------------------------------       Trustee
         James P. Hackett


         STEPHEN F. KELLER*
--------------------------------------------       Trustee
         Stephen F. Keller


         BARBARA A. KING*
--------------------------------------------       Trustee
         Barbara A. King


         J. THOMAS LEWIS*
--------------------------------------------       Trustee
         J. Thomas Lewis


         DANIEL F. MCKEITHAN, JR.*
--------------------------------------------       Trustee
         Daniel F. McKeithan, Jr.


         GUY A. OSBORN*
--------------------------------------------       Trustee
         Guy A. Osborn


-------------------------------------------        Trustee
         Timothy D. Proctor


         H. MASON SIZEMORE, JR.*
--------------------------------------------       Trustee
         H. Mason Sizemore, Jr.


         HAROLD B. SMITH*
--------------------------------------------       Trustee
         Harold B. Smith


--------------------------------------------       Trustee
         Sherwood H. Smith, Jr.


         PETER M. SOMMERHAUSER*
--------------------------------------------       Trustee
         Peter M. Sommerhauser


         JOHN E. STEURI*
--------------------------------------------       Trustee
         John E. Steuri


         JOHN J. STOLLENWERK*
--------------------------------------------       Trustee
         John J. Stollenwerk


         BARRY L. WILLIAMS*
--------------------------------------------       Trustee
         Barry L. Williams


         KATHRYN D. WRISTON*
--------------------------------------------       Trustee
         Kathryn D. Wriston

Each of the above signatures is affixed as of March 25, 2002


*By /s/  EDWARD J. ZORE
    -------------------
       Edward J. Zore, Attorney in Fact, pursuant to the Power of Attorney attached as exhibit 24.1 hereto.

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

      10.1  Flexible Payment Variable Annuity Front Load Contract, RR.V.A.
            (032000) (sex neutral). (This exhibit was filed in electronic format with Post-Effective Amendment No. 4 on Form N-4 for NML Variable
            Annuity Account A, File No. 333-72913, CIK 0000790162, dated May 31,
            2001, and is incorporated herein by reference.)

      10.2  Flexible Payment Variable Annuity Back Load Contract, RR.V.A.
            (032000) (sex neutral). (This exhibit was filed in electronic format with Post-Effective Amendment No. 4 on Form N-4 for NML Variable
            Annuity Account A, File No. 333-72913, CIK 0000790162, dated May 31,
            2001, and is incorporated herein by reference.)

      10.3  Variable Annuity Front Load and Back Load Contract Payment Rate
            Tables, RR.V.A.B (032000), included in Exhibits 10.1 and 10.2 above
            (sex distinct).

      10.4  Enhanced Death Benefit for Front Load and Back Load Contracts, VA.
            EDB. (032000), included in Exhibits 10.1 and 10.2 above.

      10.5  Waiver of Withdrawal Charge for Back Load Contract, VA.WWC.
            (032000), included in Exhibit 10.2 above.


  EXHIBIT   DESCRIPTION                                                           PAGE
  -------   -----------                                                           ----
      10.6  Amended Application forms for Front Load and Back Load Contracts, included in Exhibits 10.1 and 10.2 above.

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

      10.10 Group Combination Annuity Contract, NVP.1C.(0594), with amended application, including Contract amendment (sex neutral). (This exhibit was filed in electronic format with Post-Effective Amendment
            No. 22 on Form N-4 for NML Variable Annuity Account C, File No.
            2-89905-01, CIK 0000790163, dated May 31, 2001, and is incorporated herein by reference.)

      10.11 Amended Application Form for Group Combination Annuity Contract, included in Exhibit 10.10 above.

      21.1  Subsidiaries of The Northwestern Mutual Life Insurance Company         91

      24.1  Power of Attorney                                                      94