Form 10-K
period 2002-12-31
NORTHWESTERN MUTUAL LIFE INSURANCE CO; NML VARIABLE ANNUITY ACCT C OF NORTHWESTERN MUT LIFE INS CO; NML VARIABLE ANNUITY ACCOUNT A
filed 2003-03-27
CIK 73076, 790163, 790162

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                COMMISSION FILE NUMBERS 333-72913 AND 2-89905-01

                                   ----------

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 271-1444

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NOT APPLICABLE

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. NONE

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

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

         The Contracts provide for the accumulation of funds and the payment of retirement benefits to participants and their beneficiaries ("Annuitants"). Account A and Account C each have 20 divisions. Money invested to provide variable benefits under the Contracts is placed in one or more divisions of the applicable Account which are in turn invested in 15 portfolios of Northwestern Mutual Series Fund, Inc. (Small Cap Growth Stock Portfolio, T. Rowe Price Small Cap Value Portfolio, Aggressive Growth Stock Portfolio, International Growth Portfolio, Franklin Templeton International Equity Portfolio, Index 400 Stock Portfolio, Growth Stock Portfolio, Large Cap Core Stock Portfolio (formerly known as the J.P. Morgan Select Growth and Income Stock Portfolio until January 31, 2003), Capital Guardian Domestic Equity Portfolio, Index 500 Stock Portfolio, Asset Allocation Portfolio, Balanced Portfolio, High Yield Bond Portfolio, Select Bond Portfolio and Money Market Portfolio) and 5 funds of Russell Insurance Funds (Multi-Style Equity Fund, Aggressive Equity Fund, Non-U.S. Fund, Real Estate Securities Fund and Core Bond Fund), each of which corresponds to one of the Account divisions, all as directed by the Annuitant. Northwestern Mutual Series Fund, Inc. and Russell Insurance Funds, which are affiliates of Northwestern Mutual, are registered as investment companies under the Investment Company Act of 1940. The Contracts also permit investment on a fixed basis, at rates determined by Northwestern Mutual. The Contracts are sold through individuals who, in addition to being licensed insurance agents of Northwestern Mutual, are registered representatives of Northwestern Mutual Investment Services, LLC ("NMIS"), a wholly-owned company of Northwestern Mutual and a registered broker-dealer under the Securities Exchange Act of 1934.

         Under Wisconsin law, the investment operations of each of Account A and Account C (other than those Contract investments on a fixed basis) are kept separate from the operations of Northwestern Mutual. Northwestern Mutual and its creditors cannot reach assets in Account A or Account C to satisfy non-Contract related obligations until all obligations under the Contracts have been satisfied.

         See Item 6 herein for Account A and Account C historical financial information regarding results of operations, changes in equity and total assets. See Item 8 herein for the audited financial statements of Account A and Account C.

         NORTHWESTERN MUTUAL

         Founded in 1857, Northwestern Mutual is a mutual insurance company organized under the laws of the State of Wisconsin. Northwestern Mutual's products consist of a complete range of permanent and term life insurance, disability income insurance and annuities for the personal, business, estate planning and pension markets. Mutual funds, equity and debt securities, long-term care insurance and trust services are offered and/or sold through subsidiaries. Northwestern Mutual markets its insurance products and services in all 50 states of the United States and in the District of Columbia through an exclusive network of more than 7,900 financial representatives at December 31, 2002 located in more than 350 offices nationwide. At December 31, 2002, Northwestern Mutual had approximately 4,300 full- and part-time employees. Northwestern Mutual's website address is www.northwesternmutual.com.

         Northwestern Mutual's principal lines of business are: (i) life insurance, which provides a full range of individual life insurance products, including traditional whole life, permanent and term combination, variable life and term policies to meet the needs of middle to upper income individuals, small business owners and professionals, estates and selected large corporations; (ii) disability income insurance, which provides a complete line of individual and group products, including individual non-cancelable, guaranteed renewable loss of earnings, buyout, key person, and short-term and long-term group coverages, marketed primarily to middle to upper income individuals, professionals, and small- to medium-sized businesses and their owners; (iii) investment products and services, which provide individual variable, fixed and immediate annuities offered in conjunction with qualified pension plans, retirement plans for self-employed individuals, individual retirement and personal non-tax qualified situations, group annuities, retail mutual funds (including associated funds offered by Mason Street Funds, Inc. and Frank Russell Investment Company), brokerage services (offered through its subsidiary Northwestern Mutual Investment Services, LLC) and trust services (offered through its subsidiary Northwestern Mutual Trust Company), marketed primarily to middle to upper income individuals, business owners and professionals; and (iv) long-term care insurance, offered through its subsidiary Northwestern Long Term Care Insurance Company, marketed primarily to middle to upper income individuals, small business owners and professionals. For the years ended December 31, 2002, 2001, and 2000, Northwestern Mutual had (a) total premiums of $10.1 billion, $9.4 billion and $9.0 billion, respectively, of which $8.6 billion, $7.9 billion and $7.3 billion, respectively, was attributable to life insurance, $0.6 billion for each year was attributable to disability income insurance and $0.9 billion, $0.9 billion and $1.1 billion, respectively, was attributable to annuity products in the investment products and services line of business; (b) net income of $158 million, $650 million and $1.8 billion, respectively, of which $(18) million, $440 million and $1.5 billion, respectively, was attributable to life insurance, $149 million, $147 million and $0.2 billion, respectively, was attributable to disability income insurance, $44 million, $74 million and $0.1 billion, respectively, was attributable to annuity products in the investment products and services line of business, and $(17) million, $(11) million and $0.0 billion, respectively, was attributable to long term care insurance; and (c) total assets of $102.9 billion, $98.4 billion and $92.1 billion, respectively, of which $82.8 billion, $77.2 billion and $70.6 billion, respectively, was attributable to life insurance, $5.9 billion, $5.8 billion and $5.4 billion, respectively, was attributable to disability income insurance and $14.2 billion, $15.4 billion and $16.1 billion, respectively, was attributable to annuity products in the investment products and services line of business.

         The life insurance industry is mature and highly competitive. Competitiveness in the life insurance business is affected by various factors including, but not limited to, product quality, financial strength and stability, third party ratings, size and competence of agency force, range of product lines, customer service, and reputation. Based on total admitted statutory assets at December 31, 2001, Northwestern Mutual was the 4th largest U.S. domiciled life insurance company on an individual basis and the 9th largest on a corporate family basis. During 2002, there were more than 1,000 life insurance companies doing business in the United States and many of these companies offer individual life insurance and annuity products similar to those offered by Northwestern Mutual. In addition, Northwestern Mutual competes with banks, brokerage firms, investment advisers, mutual funds and other financial entities for investment and savings customers. In the individual and group disability markets, Northwestern Mutual competes with a limited number of major national and regional companies offering these specialized products. In the long-term care business, Northwestern Mutual competes primarily with a limited number of national companies. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell life insurance and annuity products, including Northwestern Mutual. United States Supreme Court decisions have expanded the authority of national banks to sell life insurance products and annuities. In addition, legislation enacted in 1999 to overturn Depression-era restrictions on bank affiliations, the Gramm-Leach-Bliley Act (the "Act"), implemented fundamental changes in the regulation of the financial services industry in the U.S. The Act eliminated certain barriers to and restrictions on affiliations between banks, securities firms and insurance companies that were previously contained in the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended. Under the Act, through the use of two new structures, financial holding companies and financial subsidiaries, qualifying bank holding companies and state and national banks are allowed to provide a wide variety of financial services, including the authority to engage in certain insurance activities (e.g., the sale and, in the case of qualifying bank holding companies only, the underwriting of insurance and annuities). As a result of the Act, among other things, bank holding companies may acquire insurers and insurance holding companies may acquire banks. Over time, the Act may change the competitive and regulatory environment in which Northwestern Mutual and its subsidiaries conduct their businesses and may result in additional competition in one or more markets in which they sell their products and services.

         Northwestern Mutual, and its insurance subsidiary Northwestern Long Term Care Insurance Company, are licensed to transact their insurance business in, and are subject to regulation and supervision by, all 50 states of the United States and the District of Columbia. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurance companies, including standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurance companies. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. The Act reaffirms that the states remain responsible for regulating the business of insurance. However, subject to certain exceptions, no state authority can prevent or restrict depository institutions and their affiliates from affiliating with insurance companies as permitted under the Act. In addition, certain state laws and regulations that place restrictions on a depository institution's insurance sales activities are preempted.

         Frank Russell Company ("Russell"), a subsidiary of Northwestern Mutual, is a global investment services firm providing multi-manager investment products and services in 35 countries. Together with its subsidiaries, Russell managed $67.0 billion in assets at December 31, 2002 and advises clients representing $1.6 trillion worldwide. Frank Russell is also well known for its family of market indices, including the Russell 2000, which provide complete sets of performance benchmarks for investors in the United States.

         Robert W. Baird & Co. Incorporated ("Baird"), a subsidiary of Northwestern Mutual, is a registered broker-dealer providing (through it and its affiliates) asset management, investment banking, wealth management and private equity services via offices in the United States, United Kingdom, France, Spain and Germany. Baird serves individuals, corporations, institutional investors and municipalities as financial advisor, asset manager, equity research specialist, investment banker, private equity investor and public finance specialist. It is a member of the New York Stock Exchange and other principal exchanges.

         NMIS, a wholly-owned company of Northwestern Mutual, is a full-service registered broker-dealer serving the investment planning and product needs of individuals and businesses. Through its registered representatives, NMIS offers mutual funds, variable annuities, variable life insurance products, stocks and bonds to its customers in more than 60 cities nationwide. NMIS is a member of the National Association of Securities Dealers, Inc.

         See Item 15 herein for the audited consolidated financial statements of Northwestern Mutual, including footnote 1 thereto which describes changes to statutory accounting rules required to be adopted effective January 1, 2001 that affect the comparability of certain financial information from prior periods.

         PURPOSE OF ANNUAL REPORT

         This Annual Report on Form 10-K of Northwestern Mutual is filed with respect to its Account A and Account C. While certain information in this Form 10-K relates to Northwestern Mutual as a whole, this Form 10-K is intended to provide information with respect to such Account A and Account C where relevant.

ITEM 2. PROPERTIES

         Account A and Account C own no physical properties. Northwestern Mutual owns and occupies all of the space in its home office complex in Milwaukee, Wisconsin. Northwestern Mutual owns land in Franklin, Wisconsin on which it has begun construction of an additional office campus which it will occupy. Until the Franklin Campus is completed, Northwestern Mutual, as lessee, is occupying temporary space in three buildings adjacent to its Milwaukee complex. Northwestern Mutual is the lessee of eight leases covering its real estate regional offices in locations throughout the United States. Russell and Baird lease their principal office space located in Tacoma, Washington and Milwaukee, Wisconsin, respectively. Northwestern Mutual believes that its owned and leased properties are suitable and adequate for its current operations.


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

         During 2002, the following aggregate dollar amounts of such unregistered securities were sold to Corporate Plans, generating the aggregate commissions stated:

                                 ACCOUNT A                                       ACCOUNT C
                                 ---------                                       ---------
                 AMOUNT SOLD                COMMISSIONS           AMOUNT SOLD                COMMISSIONS
              -----------------             -----------         ---------------              ------------
              $ 32,577,196 (A)              $ 1,447,332 (B)     $ 83,190,071 (A)             $ 725,711 (B)

----------
(A) Reflects premiums paid by Contract holders, dividend additions and Northwestern Mutual plan contributions, as applicable.

(B) Reflects an estimate of amounts paid to Northwestern Mutual financial representatives for sales to Corporate Plans based on a pro rata allocation of Contract sales generating commissions under the Account.

Accumulation units in Account A and Account C represent the interests of Contract owners. Purchase payments are applied to credit additional accumulation units based on the accumulation unit value next determined after each payment is received. Accumulation units are valued as of the close of business on the New York Stock Exchange on each business day.

ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth selected historical financial data for Account A for the five years in the period ended December 31, 2002. The data should be read in conjunction with the financial statements and notes thereto of Account A contained in Item 8 of this Annual Report.

                      RESULTS OF OPERATIONS FOR ACCOUNT A:
                                 (IN THOUSANDS)

                                                                  2002          2001          2000          1999          1998
                                                               -----------   -----------   -----------   -----------   -----------

Investment Income
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Small Cap Growth Stock Portfolio** ...................   $        26   $         1   $       379   $       149           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      T. Rowe Price Small Cap Value Portfolio # ............            14             1           N/A           N/A           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Aggressive Growth Stock Portfolio ....................            61        19,094        13,412         2,871    $    3,294
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      International Growth Stock Portfolio # ...............             3            --           N/A           N/A           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Franklin Templeton International Equity Portfolio ....           574         3,729         3,228         6,194         2,855
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Index 400 Stock Portfolio** ..........................            76            97           801            30           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Growth Stock Portfolio ...............................           324         1,497         1,855         1,225           461
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      J.P. Morgan Select Growth and Income Stock
      Portfolio ............................................           170           876         1,774         4,191           294
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Capital Guardian Domestic Equity Portfolio # .........            20             1           N/A           N/A           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Index 500 Stock Portfolio ............................         1,197         5,168         6,161         3,676         4,267
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Asset Allocation Portfolio # .........................            45             6           N/A           N/A           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Balanced Portfolio ...................................         7,949        19,440        24,058        34,011        19,089
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      High Yield Bond Portfolio ............................           456           529           611           821           951
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Select Bond Portfolio ................................         1,181         1,257         1,463         2,088         1,768

                                                                2002          2001          2000          1999           1998
                                                             -----------   -----------   -----------   -----------    -----------
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Money Market Portfolio ...............................         440         1,067         1,609         1,410          1,254
   Dividend Income from Russell Insurance Funds
      Multi-Style Equity Fund** ............................          22            91           134            76            N/A
   Dividend Income from Russell Insurance Funds
      Aggressive Equity Fund** .............................          --             3           261             4            N/A
   Dividend Income from Russell Insurance Funds
      Non-U.S. Fund** ......................................          41            17           226            37            N/A
   Dividend Income from Russell Insurance Funds
      Real Estate Securities Fund** ........................         142            93            43            12            N/A
   Dividend Income from Russell Insurance Funds
      Core Bond Fund** .....................................          55            78            50            22            N/A
                                                             -----------   -----------   -----------   -----------    -----------
         Total Dividend Income .............................      12,796        53,045        56,065        56,817         34,233
   Annuity Rate and Expense Guarantees .....................      (6,269)       (7,425)       (8,884)       (8,722)        (8,067)
                                                             -----------   -----------   -----------   -----------    -----------
   Net Investment Income ................................... $     6,527   $    45,620   $    47,181   $    48,095    $    26,166
                                                             ===========   ===========   ===========   ===========    ===========

Realized and Unrealized Gain (Loss) on Investments:
   Realized Gain (Loss) on Investments ..................... $   (14,549)  $    15,197   $    56,764   $    51,300    $    37,625
   Unrealized Appreciation (Depreciation) of
        Investments During the Year ........................     (74,854)     (124,257)     (120,838)        9,270         36,250
                                                             -----------   -----------   -----------   -----------    -----------
           Net Gain (Loss) on Investments ..................     (89,403)     (109,060)      (64,074)       60,570         73,875
                                                             -----------   -----------   -----------   -----------    -----------
Increase (Decrease) in Equity Derived from Investment
     Activity .............................................. $   (82,876)  $   (63,440)  $   (16,893)  $   108,665    $   100,041
                                                             ===========   ===========   ===========   ===========    ===========

----------
**     Became an investment option under the Contracts effective April 30, 1999.

#      Became an investment option under the Contracts effective July 31, 2001.

                        CHANGES IN EQUITY FOR ACCOUNT A:
                                 (IN THOUSANDS)

                                                               2002           2001           2000           1999           1998
                                                            -----------    -----------    -----------    -----------    -----------
Operations
   Net Investment Income .................................  $     6,527    $    45,620    $    47,181    $    48,095    $    26,166
   Net Realized Gain (Loss) ..............................      (14,549)        15,197         56,764         51,300         37,625
   Net Change in Unrealized Appreciation (Depreciation) ..      (74,854)      (124,257)      (120,838)         9,270         36,250
                                                            -----------    -----------    -----------    -----------    -----------
Increase (Decrease) in Equity Derived from Investment
   Activity ..............................................      (82,876)       (63,440)       (16,893)       108,665        100,041
                                                            -----------    -----------    -----------    -----------    -----------
Equity Transactions
   Contract Owners' Net Payments .........................       46,958         46,213         54,157         55,489         62,325
   Annuity Payments ......................................       (1,186)        (1,316)        (1,472)        (1,469)        (1,306)
   Surrenders and Other (Net) ............................      (86,526)       (83,649)      (121,406)      (102,935)       (80,848)
   Transfers from Other Divisions or Sponsor .............       89,970         83,322        137,543        125,332         95,967
   Transfers to Other Divisions or Sponsor ...............      (91,980)       (84,772)      (138,779)      (126,511)       (98,941)
                                                            -----------    -----------    -----------    -----------    -----------
Increase (Decrease) in Equity Derived from Equity
   Transactions ..........................................      (42,764)       (40,202)       (69,957)       (50,094)       (22,803)
                                                            -----------    -----------    -----------    -----------    -----------
Net Increase (Decrease) in Equity ........................     (125,640)      (103,642)       (86,850)        58,571         77,238
Equity
   Beginning of Period ...................................      593,712        697,354        784,204        725,633        648,395
                                                            -----------    -----------    -----------    -----------    -----------
   End of Period .........................................  $   468,072    $   593,712    $   697,354    $   784,204    $   725,633
                                                            ===========    ===========    ===========    ===========    ===========

                           TOTAL ASSETS OF ACCOUNT A:
                                 (IN THOUSANDS)

                                                             2002          2001          2000          1999          1998
                                                          -----------   -----------   -----------   -----------   -----------
ASSETS
Investments at Market Value:
   Northwestern Mutual Series Fund, Inc.
      Small Cap Growth Stock Portfolio ** .............   $    14,422   $    15,624   $    16,293   $     4,847           N/A
   Northwestern Mutual Series Fund, Inc.
      T. Rowe Price Small Cap Value Portfolio # .......         2,692           585           N/A           N/A           N/A
   Northwestern Mutual Series Fund, Inc.
      Aggressive Growth Stock Portfolio ...............        51,966        77,633       106,815       104,344   $    87,973
   Northwestern Mutual Series Fund, Inc.
      International Growth Stock Portfolio # ..........           598           157           N/A           N/A           N/A
   Northwestern Mutual Series Fund, Inc.
      Franklin Templeton International Equity Portfolio        22,529        30,810        40,333        45,439        44,995
   Northwestern Mutual Series Fund, Inc.
      Index 400 Stock Portfolio ** ....................         8,330         9,168         7,162         2,205           N/A
   Northwestern Mutual Series Fund, Inc.
      Growth Stock Portfolio ..........................        23,486        32,717        38,037        39,031        26,774
   Northwestern Mutual Series Fund, Inc.
      J.P. Morgan Select Growth and Income
      Stock Portfolio .................................        13,703        23,058        26,081        35,735        36,440
   Northwestern Mutual Series Fund, Inc.
      Capital Guardian Domestic Equity Portfolio #  ...         1,670           291           N/A           N/A           N/A
   Northwestern Mutual Series Fund, Inc.
      Index 500 Stock Portfolio .......................        69,524       104,943       133,526       169,861       143,376
   Northwestern Mutual Series Fund, Inc.
      Asset Allocation Portfolio # ....................         2,800           800           N/A           N/A           N/A
   Northwestern Mutual Series Fund, Inc.
      Balanced Portfolio ..............................       181,610       229,239       266,410       319,678       325,287
   Northwestern Mutual Series Fund, Inc.
      High Yield Bond Portfolio .......................         4,280         5,018         5,135         6,940         9,287
   Northwestern Mutual Series Fund, Inc.
      Select Bond Portfolio ...........................        31,441        23,983        20,275        22,162        25,970
   Northwestern Mutual Series Fund, Inc.
      Money Market Portfolio ..........................        26,634        27,159        25,480        28,975        26,910
   Russell Insurance Funds
      Multi-Style Equity Fund ** ......................         3,042         4,111         4,097         2,500           N/A
   Russell Insurance Funds
      Aggressive Equity Fund ** .......................         2,283         2,947         2,497         1,142           N/A
   Russell Insurance Funds
      Non-U.S. Fund ** ................................         2,284         2,861         3,244         1,383           N/A
   Russell Insurance Funds
      Real Estate Securities Fund ** ..................         3,056         1,820         1,328           332           N/A
   Russell Insurance Funds
      Core Bond Fund ** ...............................         2,331         1,527         1,186           693           N/A
Due from Northwestern Mutual ..........................           211             8            --         1,012            22
Due from Sale of Fund Shares ..........................            --            39           665         1,329         1,408
                                                          -----------   -----------   -----------   -----------   -----------
Total Assets ..........................................   $   468,892   $   594,498   $   698,564   $   787,608   $   728,442
                                                          ===========   ===========   ===========   ===========   ===========

----------
**     Became an investment option under the Contracts effective April 30, 1999.

#      Became an investment option under the Contracts effective July 31, 2001.

         The following tables set forth selected historical financial data for Account C for the five years in the period ended December 31, 2001. The data should be read in conjunction with the financial statements and notes thereto of Account C contained in Item 8 of this Annual Report.

                      RESULTS OF OPERATIONS FOR ACCOUNT C:
                                 (IN THOUSANDS)

                                                             2002          2001          2000          1999          1998
                                                          -----------   -----------   -----------   -----------   -----------
Investment Income
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Small Cap Growth Stock Portfolio ** .............   $        32   $         2   $        99   $        32           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      T. Rowe Price Small Cap Value Portfolio # .......             2            --           N/A           N/A           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Aggressive Growth Stock Portfolio ...............            90        27,284        20,221         3,671   $     4,152
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      International Growth Stock Portfolio # ..........            --            --           N/A           N/A           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Franklin Templeton International Equity Portfolio           906         5,914         5,036         8,184         3,732
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Index 400 Stock Portfolio ** ....................           140           194         1,180             6           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Growth Stock Portfolio ..........................           330         1,614         2,101         1,223           447
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      J.P. Morgan Select Growth and Income Stock
      Portfolio .......................................           180           957         2,123         4,566           343
   Dividend Income from Northwestern
      Mutual Series  Fund, Inc.
      Capital Guardian Domestic Equity Portfolio # ....             7            --           N/A           N/A           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Index 500 Stock Portfolio .......................         1,468         6,550         8,370         4,675         5,271
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Asset Allocation Portfolio # ....................            24            --           N/A           N/A           N/A
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Balanced Portfolio ..............................         3,922         9,705        12,909        18,031         9,909
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      High Yield Bond Portfolio .......................           415           487           558           759           883
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Select Bond Portfolio ...........................           863           911         1,093         1,570         1,357
   Dividend Income from Northwestern
      Mutual Series Fund, Inc.
      Money Market Portfolio ..........................           221           523           971         1,015           899

                                                           2002           2001           2000           1999            1998
                                                        -----------    -----------    -----------    -----------    -----------
   Dividend Income from Russell Insurance Funds
      Multi-Style Equity Fund ** ....................             7             37             79             48            N/A
   Dividend Income from Russell Insurance Funds
      Aggressive Equity Fund ** .....................            --              1             74              1            N/A
   Dividend Income from Russell Insurance Funds
      Non-U.S. Fund ** ..............................             9              4             61             13            N/A
   Dividend Income from Russell Insurance Funds
      Real Estate Securities Fund ** ................           481            290             52              4            N/A
   Dividend Income from Russell Insurance Funds
      Core Bond Fund ** .............................            20             48             22             15            N/A
                                                        -----------    -----------    -----------    -----------    -----------
        Total Dividend Income .......................         9,117         54,521         54,949         43,813         26,993
   Annuity Rate and Expense Guarantees ..............        (1,432)        (2,007)        (2,896)        (3,444)        (3,155)
                                                        -----------    -----------    -----------    -----------    -----------
   Net Investment Income ............................   $     7,685    $    52,514    $    52,053    $    40,369    $    23,838
                                                        ===========    ===========    ===========    ===========    ===========

Realized and Unrealized Gain (Loss) on Investments:
   Realized Gain (Loss) on Investments ..............   $   (35,241)   $     8,705    $    54,861    $    41,106    $    29,249
   Unrealized Appreciation (Depreciation) of
      Investments During the Year ...................       (58,211)      (133,527)      (121,850)        36,856         37,108
                                                        -----------    -----------    -----------    -----------    -----------
        Net Gain (Loss) on Investments ..............       (93,452)      (124,822)       (66,989)        77,962         66,357
                                                        -----------    -----------    -----------    -----------    -----------
Increase (Decrease) in Equity Derived from Investment
   Activity .........................................   $   (85,767)   $   (72,308)   $   (14,936)   $   118,331    $    90,195
                                                        ===========    ===========    ===========    ===========    ===========

----------
**     Became an investment option under the Contracts effective April 30, 1999.

#      Became an investment option under the Contracts effective July 31, 2001.


                        CHANGES IN EQUITY FOR ACCOUNT C:
                                 (IN THOUSANDS)


                                                              2002           2001           2000           1999           1998
                                                           -----------    -----------    -----------    -----------    -----------
Operations
   Net Investment Income ................................  $     7,685    $    52,514    $    52,053    $    40,369    $    23,838
   Net Realized Gain (Loss) .............................      (35,241)         8,705         54,861         41,106         29,249
   Net Change in Unrealized Appreciation (Depreciation)        (58,211)      (133,527)      (121,850)        36,856         37,108
                                                           -----------    -----------    -----------    -----------    -----------
Increase (Decrease) in Equity Derived from Investment
   Activity .............................................      (85,767)       (72,308)       (14,936)       118,331         90,195
                                                           -----------    -----------    -----------    -----------    -----------
Equity Transactions
   Contract Owners' Net Payments ........................       78,994         90,774        103,967         74,900         93,657
   Annuity Payments .....................................          (58)           (64)           (75)           (67)           (54)
   Surrenders and Other (Net) ...........................     (160,876)      (140,073)      (135,735)      (119,041)       (87,761)
   Transfers from Other Divisions or Sponsor ............       49,213         55,326         91,474         70,710         72,485
   Transfers to Other Divisions or Sponsor ..............      (50,870)       (53,674)       (92,576)       (69,203)       (71,425)
                                                           -----------    -----------    -----------    -----------    -----------
Increase (Decrease) in Equity Derived from Equity
   Transactions .........................................      (83,597)       (47,711)       (32,945)       (42,701)         6,902
                                                           -----------    -----------    -----------    -----------    -----------
Net Increase (Decrease) in Equity .......................     (169,364)      (120,019)       (47,881)        75,630         97,097
Equity
   Beginning of Period ..................................      552,816        672,835        720,716        645,086        547,989
                                                           -----------    -----------    -----------    -----------    -----------
   End of Period ........................................  $   383,452    $   552,816    $   672,835    $   720,716    $   645,086
                                                           ===========    ===========    ===========    ===========    ===========

                           TOTAL ASSETS OF ACCOUNT C:
                                 (IN THOUSANDS)

                                                               2002          2001          2000          1999           1998
                                                            -----------   -----------   -----------   -----------   -----------
ASSETS
Investments at Market Value:
   Northwestern Mutual Series Fund, Inc.
      Small Cap Growth Stock Portfolio** ................   $    16,885   $    21,098   $    20,038   $       949           N/A
   Northwestern Mutual Series Fund, Inc.
      T. Rowe Price Small Cap Value Portfolio # .........           454           165           N/A           N/A           N/A
   Northwestern Mutual Series Fund, Inc.
      Aggressive Growth Stock Portfolio .................        71,638       112,232       157,369       139,739   $   112,355
   Northwestern Mutual Series Fund, Inc.
      International Growth Stock Portfolio # ............            58            38           N/A           N/A           N/A
   Northwestern Mutual Series Fund, Inc.
      Franklin Templeton International Equity Portfolio..        35,006        48,902        65,489        64,556        59,265
   Northwestern Mutual Series Fund, Inc.
      Index 400 Stock Portfolio ** ......................        14,520        16,849        11,399           473           N/A
   Northwestern Mutual Series Fund, Inc.
      Growth Stock Portfolio ............................        22,261        33,016        42,696        39,776        27,819
   Northwestern Mutual Series Fund, Inc.
      J.P. Morgan Select Growth and Income
      Stock Portfolio ...................................        13,872        25,473        29,723        41,105        40,354
   Northwestern Mutual Series Fund, Inc.
      Capital Guardian Domestic Equity Portfolio # ......           580           211           N/A           N/A           N/A
   Northwestern Mutual Series Fund, Inc.
      Index 500 Stock Portfolio .........................        77,810       131,489       173,398       220,075       183,326
   Northwestern Mutual Series Fund, Inc.
      Asset Allocation Portfolio # ......................         1,491            46           N/A           N/A           N/A
   Northwestern Mutual Series Fund, Inc.
      Balanced Portfolio ................................        82,213       115,972       136,009       167,444       172,972
   Northwestern Mutual Series Fund, Inc.
      High Yield Bond Portfolio .........................         3,894         4,583         4,239         6,380         8,611
   Northwestern Mutual Series Fund, Inc.
      Select Bond Portfolio .............................        19,561        17,379        14,027        17,537        20,755
   Northwestern Mutual Series Fund, Inc.
      Money Market Portfolio ............................        10,973        15,185        12,102        19,341        19,629
   Russell Insurance Funds
      Multi-Style Equity Fund ** ........................           751         1,403         1,745         1,706           N/A
   Russell Insurance Funds
      Aggressive Equity Fund ** .........................           527           710           643           352           N/A
   Russell Insurance Funds
      Non-U.S. Fund ** ..................................           527           672           818           565           N/A
   Russell Insurance Funds
      Real Estate Securities Fund ** ....................         9,566         6,600         2,654           102           N/A
   Russell Insurance Funds
      Core Bond Fund ** .................................           804           793           486           384           N/A
Due from Northwestern Mutual ............................            67            37            16           395           356
Due from Sale of Fund Shares ............................            --            13           195           798           495
Due from Participants ...................................            --            --            --           232            --
                                                            -----------   -----------   -----------   -----------   -----------
Total Assets ............................................   $   383,458   $   552,866   $   673,046   $   721,909   $   645,937
                                                            ===========   ===========   ===========   ===========   ===========

----------
**     Became an investment option under the Contracts effective April 30, 1999.

#      Became an investment option under the Contracts effective July 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY

         The assets of Account A and Account C are invested solely in shares of Northwestern Mutual Series Fund, Inc. ("Series Fund") and the Russell Insurance Funds ("Russell Funds," and collectively with the Series Fund, the "Funds"). The Series Fund consists of the Small Cap Growth Stock Portfolio, T. Rowe Price Small Cap Value Portfolio, Aggressive Growth Stock Portfolio, International Growth Portfolio, Franklin Templeton International Equity Portfolio, Index 400 Stock Portfolio, Growth Stock Portfolio, Large Cap Core Stock Portfolio (formerly known as the J.P. Morgan Select Growth and Income Stock Portfolio until January 31, 2003), Capital Guardian Domestic Equity Portfolio, Index 500 Stock Portfolio, Asset Allocation Portfolio, Balanced Portfolio, High Yield Bond Portfolio, Select Bond Portfolio and the Money Market Portfolio. The Russell Funds consist of the Multi-Style Equity Fund, Aggressive Equity Fund, Non-U.S. Fund, Real Estate Securities Fund and Core Bond Fund. The Funds are open-end investment companies registered under the Investment Company Act of 1940. In order to pay annuity benefits and expenses, the Accounts redeem shares in the Funds.

         CAPITAL RESOURCES

         Separate Accounts A and C have no material commitments for capital expenditures as of December 31, 2002, the end of the most recent fiscal year. All payments from Contract owners of Account A and Account C, less any sales load or installation fee, are invested in shares of the Funds. The capital resources of Account A and Account C are the equity in the respective Accounts. This consists of payments from the Contract owners, plus unrealized and realized appreciation on the investment of these payments, plus investment income received from the Funds, minus payment of annuity benefits and expenses.

         RESULTS OF OPERATIONS

         Accumulation units in Account A and Account C represent the interests of Contract owners. The value of an accumulation unit in each division varies with the investment experience of the division, which in turn is determined by the investment experience of the corresponding portfolio or fund. Set forth below for each of Account A and Account C are accumulation unit values at December 31, 2002, 2001, and 2000 for each division, and the percentage change in such values from year to year.

                                    ACCOUNT A
                            ACCUMULATION UNIT VALUES
                  CONTRACTS ISSUED PRIOR TO DECEMBER 17, 1981:

DIVISION                                               12/31/02     % CHANGE    12/31/01   % CHANGE     12/31/00*
--------                                             -----------    --------    ---------  --------   ------------
Small Cap Growth Stock...........................    $  1.516823      -19.03%  $ 1.873388     -4.49%  $   1.961375
T. Rowe Price Small Cap Value # .................       0.950636       -6.28     1.014387      1.44       1.000000
Aggressive Growth Stock .........................       3.711325      -21.74     4.742335    -20.48       5.963354
International Growth Stock # ....................       0.785836      -12.99     0.903153     -9.68       1.000000
Franklin Templeton International Equity .........       1.636881      -18.02     1.996677    -14.64       2.339241
Index 400 Stock .................................       1.092338      -15.18     1.287807     -1.40       1.306094
Growth Stock ....................................       2.006974      -21.42     2.554121    -14.86       2.999890
J.P. Morgan Select Growth and Income Stock ......       1.566688      -28.73     2.198364     -8.46       2.401649
Capital Guardian Domestic Equity # ..............       0.762191      -21.83     0.975051     -2.49       1.000000
Index 500 Stock .................................       3.089894      -22.65     3.994853    -12.54       4.567635
Asset Allocation # ..............................       0.869281      -10.93     0.975908     -2.41       1.000000
Balanced ........................................       7.112654       -8.23     7.750204     -3.88       8.062822
High Yield Bond .................................       1.487426       -3.62     1.543249      4.24       1.480422
Select Bond .....................................      10.108841       11.25     9.086342      9.54       8.294952
Money Market ....................................       3.030949        0.90     3.004024      3.14       2.912624
Russell Multi-Style Equity ......................       0.605230      -23.76     0.793888    -14.85       0.932346
Russell Aggressive Equity .......................       0.847132      -19.66     1.054435     -3.10       1.088117
Russell Non-U.S .................................       0.690333      -15.78     0.819680    -22.61       1.059216
Russell Real Estate Securities ..................       1.285091        3.03     1.247315      7.03       1.165389
Russell Core Bond ...............................       1.240286        8.03     1.148123      6.60       1.077032

----------
#      Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.


                            ACCUMULATION UNIT VALUES
      CONTRACTS ISSUED AFTER DECEMBER 16, 1981 AND PRIOR TO MARCH 31, 1995:

DIVISION                                               12/31/02     % CHANGE    12/31/01   % CHANGE     12/31/00*
--------                                             -----------    --------   ----------  --------   ------------
Small Cap Growth Stock...........................    $  1.489185      -19.44%  $ 1.848493     -4.97%  $   1.945087
T. Rowe Price Small Cap Value # .................       0.943905       -6.75     1.012260      1.23       1.000000
Aggressive Growth Stock .........................       3.494085      -22.13     4.487184    -20.88       5.671037
International Growth Stock # ....................       0.780276      -13.42     0.901258     -9.87       1.000000
Franklin Templeton International Equity .........       1.559571      -18.43     1.911919    -15.07       2.251266
Index 400 Stock .................................       1.072428      -15.60     1.270690     -1.90       1.295242
Growth Stock ....................................       1.921805      -21.81     2.458020    -15.29       2.901600
J.P. Morgan Select Growth and Income Stock ......       1.500218      -29.09     2.115675     -8.92       2.322995
Capital Guardian Domestic Equity # ..............       0.756787      -22.22     0.973004     -2.70       1.000000
Index 500 Stock .................................       2.909123      -23.04     3.780024    -12.98       4.343830
Asset Allocation # ..............................       0.863125      -11.37     0.973862     -2.61       1.000000
Balanced ........................................       6.403383       -8.68     7.012362     -4.36       7.332002
High Yield Bond .................................       1.424293       -4.10     1.485164      3.72       1.431888
Select Bond .....................................       9.098961       10.70     8.219594      8.99       7.541503
Money Market ....................................       2.728924        0.39     2.718250      2.62       2.648821
Russell Multi-Style Equity ......................       0.594202      -24.14     0.783335    -15.28       0.924598
Russell Aggressive Equity .......................       0.831686      -20.06     1.040412     -3.58       1.079072
Russell Non-U.S .................................       0.677755      -16.20     0.808779    -23.00       1.050412
Russell Real Estate Securities ..................       1.261665        2.51     1.230726      6.49       1.155691
Russell Core Bond ...............................       1.217720        7.49     1.132872      6.07       1.068073

----------
#      Became an investment option under the Contracts effective July 31, 2001

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

                            ACCUMULATION UNIT VALUES
CONTRACTS ISSUED ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 - FRONT
                                  LOAD VERSION:

DIVISION                                               12/31/02     % CHANGE    12/31/01   % CHANGE     12/31/00*
--------                                             -----------    --------   ----------  --------   ------------
Small Cap Growth Stock...........................    $  1.536295      -18.75%  $ 1.890848     -4.15%  $   1.972747
T. Rowe Price Small Cap Value # .................       0.955324       -5.96     1.015860      1.59       1.000000
Aggressive Growth Stock .........................       1.764232      -21.47     2.246524    -20.20       2.815081
International Growth Stock # ....................       0.789715      -12.69     0.904464     -9.55       1.000000
Franklin Templeton International Equity .........       1.367662      -17.73     1.662501    -14.35       1.940943
Index 400 Stock .................................       1.106344      -14.88     1.299809     -1.06       1.313674
Growth Stock ....................................       1.896210      -21.15     2.404787    -14.56       2.814641
J. P. Morgan Select Growth and Income Stock .....       1.479747      -28.49     2.069175     -8.14       2.252648
Capital Guardian Domestic Equity #...............       0.765966      -21.56     0.976476     -2.35       1.000000
Index 500 Stock .................................       1.936439      -22.38     2.494890    -12.23       2.842665
Asset Allocation # ..............................       0.873571      -10.62     0.977328     -2.27       1.000000
Balanced ........................................       1.870656       -7.91     2.031286     -3.54       2.105871
High Yield Bond .................................       1.425787       -3.28     1.474181      4.61       1.409248
Select Bond .....................................       1.793220       11.64     1.606263      9.92       1.461268
Money Market ....................................       1.397113        1.25     1.379910      3.50       1.333271
Russell Multi-Style Equity ......................       0.613006      -23.50     0.801293    -14.55       0.937760
Russell Aggressive Equity .......................       0.857996      -19.38     1.064253     -2.76       1.094433
Russell Non-U.S .................................       0.699179      -15.49     0.827309    -22.34       1.065355
Russell Real Estate Securities ..................       1.301549        3.39     1.258915      7.40       1.172137
Russell Core Bond ...............................       1.256188        8.40     1.158815      6.97       1.083276

----------
#      Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.


                            ACCUMULATION UNIT VALUES
 CONTRACTS ISSUED ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 - BACK
                                  LOAD VERSION:

DIVISION                                               12/31/02     % CHANGE    12/31/01   % CHANGE    12/31/00*
--------                                             -----------    --------   ----------  --------   ------------
Small Cap Growth Stock...........................    $  1.489185      -19.44%  $ 1.848493     -4.97%  $   1.945087
T. Rowe Price Small Cap Value # .................       0.943905       -6.75     1.012260      1.23       1.000000
Aggressive Growth Stock .........................       3.494085      -22.13     4.487184    -20.88       5.671037
International Growth Stock # ....................       0.780276      -13.42     0.901258     -9.87       1.000000
Franklin Templeton International Equity .........       1.559571      -18.43     1.911919    -15.07       2.251266
Index 400 Stock .................................       1.072428      -15.60     1.270690     -1.90       1.295242
Growth Stock ....................................       1.921805      -21.81     2.458020    -15.29       2.901600
J.P. Morgan Select Growth and Income Stock ......       1.500218      -29.09     2.115675     -8.92       2.322995
Capital Guardian Domestic Equity # ..............       0.756787      -22.22     0.973004     -2.70       1.000000
Index 500 Stock .................................       2.909123      -23.04     3.780024    -12.98       4.343830
Asset Allocation # ..............................       0.863125      -11.37     0.973862     -2.61       1.000000
Balanced ........................................       6.403383       -8.68     7.012362     -4.36       7.332002
High Yield Bond .................................       1.424293       -4.10     1.485164      3.72       1.431888
Select Bond .....................................       9.098961       10.70     8.219594      8.99       7.541503
Money Market ....................................       2.728924        0.39     2.718250      2.62       2.648821
Russell Multi-Style Equity ......................       0.594202      -24.14     0.783335    -15.28       0.924598
Russell Aggressive Equity .......................       0.831686      -20.06     1.040412     -3.58       1.079072
Russell Non-U.S .................................       0.677755      -16.20     0.808779    -23.00       1.050412
Russell Real Estate Securities ..................       1.261665        2.51     1.230726      6.49       1.155691
Russell Core Bond ...............................       1.217720        7.49     1.132872      6.07       1.068073

----------
#      Became an investment option under the Contract effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

                            ACCUMULATION UNIT VALUES
        CONTRACTS ISSUED ON OR AFTER MARCH 31, 2000 - FRONT LOAD VERSION:

DIVISION                                               12/31/02     % CHANGE    12/31/01   % CHANGE    12/31/00*
--------                                             -----------    --------   ----------  --------   ------------
Small Cap Growth Stock...........................    $  0.702869      -18.83%  $ 0.865935     -4.25%  $   0.904342
T. Rowe Price Small Cap Value # .................       0.953992       -6.05     1.015445      1.54       1.000000
Aggressive Growth Stock .........................       0.564112      -21.55     0.719033    -20.28       0.901909
International Growth Stock # ....................       0.788618      -12.77     0.904093     -9.59       1.000000
Franklin Templeton International Equity .........       0.700185      -17.81     0.851962    -14.43       0.995643
Index 400 Stock .................................       0.870423      -14.97     1.023646     -1.15       1.035589
Growth Stock ....................................       0.616498      -21.23     0.782628    -14.65       0.916924
J.P. Morgan Select Growth and Income Stock.......       0.581563      -28.56     0.814020     -8.24       0.887072
Capital Guardian Domestic Equity # ..............       0.764893      -21.64     0.976072     -2.39       1.000000
Index 500 Stock .................................       0.604035      -22.46     0.779001    -12.32       0.888477
Asset Allocation # ..............................       0.872356      -10.70     0.976926     -2.31       1.000000
Balanced ........................................       0.862735       -8.00     0.937735     -3.64       0.973123
High Yield Bond .................................       0.972766       -3.38     1.006773      4.50       0.963375
Select Bond .....................................       1.321394       11.53     1.184790      9.81       1.078901
Money Market ....................................       1.092171        1.15     1.079788      3.40       1.044325
Russell Multi-Style Equity ......................       0.574187      -23.57     0.751294    -14.64       0.880119
Russell Aggressive Equity .......................       0.727980      -19.46     0.903873     -2.85       0.930436
Russell Non-U.S .................................       0.557227      -15.57     0.659991    -22.42       0.850723
Russell Real Estate Securities ..................       1.375137        3.28     1.331406      7.30       1.240862
Russell Core Bond ...............................       1.243794        8.30     1.148513      6.87       1.074705

----------
#      Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.


                            ACCUMULATION UNIT VALUES
        CONTRACTS ISSUED ON OR AFTER MARCH 31, 2000 - BACK LOAD VERSION:

DIVISION                                               12/31/02     % CHANGE    12/31/01   % CHANGE    12/31/00*
--------                                             -----------    --------   ----------  --------   ------------
Small Cap Growth Stock...........................    $  1.489185      -19.44%  $ 1.848493     -4.97%  $   1.945087
T. Rowe Price Small Cap Value # .................       0.943905       -6.75     1.012260      1.23       1.000000
Aggressive Growth Stock .........................       3.494085      -22.13     4.487184    -20.88       5.671037
International Growth Stock # ....................       0.780276      -13.42     0.901258     -9.87       1.000000
Franklin Templeton International Equity .........       1.559571      -18.43     1.911919    -15.07       2.251266
Index 400 Stock .................................       1.072428      -15.60     1.270690     -1.90       1.295242
Growth Stock ....................................       1.921805      -21.81     2.458020    -15.29       2.901600
J.P. Morgan Select Growth and Income Stock.......       1.500218      -29.09     2.115675     -8.92       2.322995
Capital Guardian Domestic Equity # ..............       0.756787      -22.22     0.973004     -2.70       1.000000
Index 500 Stock .................................       2.909123      -23.04     3.780024    -12.98       4.343830
Asset Allocation # ..............................       0.863125      -11.37     0.973862     -2.61       1.000000
Balanced ........................................       6.403383       -8.68     7.012362     -4.36       7.332002
High Yield Bond .................................       1.424293       -4.10     1.485164      3.72       1.431888
Select Bond .....................................       9.098961       10.70     8.219594      8.99       7.541503
Money Market ....................................       2.728924        0.39     2.718250      2.62       2.648821
Russell Multi-Style Equity ......................       0.594202      -24.14     0.783335    -15.28       0.924598
Russell Aggressive Equity .......................       0.831686      -20.06     1.040412     -3.58       1.079072
Russell Non-U.S .................................       0.677755      -16.20     0.808779    -23.00       1.050412
Russell Real Estate Securities ..................       1.261665        2.51     1.230726      6.49       1.155691
Russell Core Bond ...............................       1.217720        7.49     1.132872      6.07       1.068073

----------
#      Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

                                  TOTAL EQUITY:
                                 (IN THOUSANDS)

                             12/31/02     12/31/01      12/31/00
                             --------     --------      --------
                             $468,072     $593,712      $697,354

         The decline in 2002's Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized depreciation of $74,854 led to a decrease in equity derived from investment activities of $82,876 for the year ended December 31, 2002. The decline in 2001's Total Equity was also attributable primarily to investment activities within the Account: the net change in unrealized depreciation of $124,257 led to a decrease in equity derived from investment activities of $63,440 for the year ended December 31, 2001.

                                    ACCOUNT C

                            ACCUMULATION UNIT VALUES
    CONTRACTS ISSUED PRIOR TO DECEMBER 17, 1981 OR BETWEEN APRIL 30, 1984 AND
                               DECEMBER 31, 1991:

DIVISION                                               12/31/02     % CHANGE    12/31/01   % CHANGE     12/31/00*
--------                                             -----------    --------   ----------  --------   ------------
Small Cap Growth Stock...........................    $ 15.591407      -18.42%  $19.112629     -3.76%  $  19.859931
T. Rowe Price Small Cap Value # .................       9.607906       -5.58    10.175772      1.76      10.000000
Aggressive Growth Stock .........................      38.441232      -21.15    48.753408    -19.87      60.845203
International Growth Stock # ....................       7.942434      -12.34     9.060000     -9.40      10.000000
Franklin Templeton International Equity .........       1.759773      -17.40     2.130553    -14.00       2.477334
Index 400 Stock .................................      11.227976      -14.54    13.138452     -0.65      13.224995
Growth Stock ....................................      21.414901      -20.83    27.049526    -14.22      31.531943
J.P. Morgan Select Growth and Income Stock ......      16.717038      -28.20    23.281928     -7.77      25.243989
Capital Guardian Domestic Equity # ..............       7.703469      -21.24     9.781208     -2.19      10.000000
Index 500 Stock .................................      35.246385      -22.07    45.228886    -11.88      51.325633
Asset Allocation # ..............................       8.785751      -10.26     9.789803     -2.10      10.000000
Balanced ........................................      84.486469       -7.54    91.372736     -3.15      94.345469
High Yield Bond .................................      15.870922       -2.89    16.343831      5.03      15.560950
Select Bond .....................................     121.279762       12.09   108.200259     10.37      98.036463
Money Market ....................................      34.132616        1.65    33.577318      3.92      32.311690
Russell Multi-Style Equity ......................       6.221208      -23.19     8.099453    -14.21       9.440627
Russell Aggressive Equity .......................       8.707578      -19.06    10.757522     -2.36      11.017913
Russell Non-U.S .................................       7.095865      -15.15     8.362558    -22.03      10.725190
Russell Real Estate Securities ..................      13.208871        3.80    12.725061      7.84      11.800164
Russell Core Bond ...............................      12.748590        8.84    11.713217      7.41      10.905549

----------
#      Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

                            ACCUMULATION UNIT VALUES
       CONTRACTS ISSUED AFTER DECEMBER 16, 1981 AND PRIOR TO MAY 1, 1984:

DIVISION                                               12/31/02     % CHANGE    12/31/01   % CHANGE     12/31/00*
--------                                             -----------    --------   ----------  --------   ------------
Small Cap Growth Stock...........................    $ 15.307344      -18.83%  $18.858687     -4.25%  $  19.695066
T. Rowe Price Small Cap Value # .................       9.539874       -6.05    10.154423      1.54      10.000000
Aggressive Growth Stock .........................      36.213065      -21.55    46.158193    -20.28      57.897540
International Growth Stock # ....................       7.886164      -12.77     9.040958     -9.59      10.000000
Franklin Templeton International Equity .........       1.676652      -17.82     2.040110    -14.43       2.384172
Index 400 Stock .................................      11.023428      -14.97    12.963870     -1.15      13.115131
Growth Stock ....................................      20.506308      -21.23    26.031963    -14.65      30.498976
J.P. Morgan Select Growth and Income Stock ......      16.007652      -28.56    22.405970     -8.24      24.416867
Capital Guardian Domestic Equity # ..............       7.648889      -21.64     9.760679     -2.39      10.000000
Index 500 Stock .................................      33.200274      -22.46    42.817258    -12.32      48.834231
Asset Allocation # ..............................       8.723560      -10.70     9.769272     -2.31      10.000000
Balanced ........................................      76.084739       -8.00    82.699005     -3.64      85.820221
High Yield Bond .................................      15.197603       -3.38    15.728914      4.50      15.050970
Select Bond .....................................      109.16634       11.53    97.881219      9.81      89.133511
Money Market ....................................      30.774871        1.15    30.425952      3.40      29.426661
Russell Multi-Style Equity ......................       6.107844      -23.57     7.991801    -14.64       9.362193
Russell Aggressive Equity .......................       8.548899      -19.46    10.614527     -2.85      10.926333
Russell Non-U.S .................................       6.966578      -15.57     8.251395    -22.42      10.636093
Russell Real Estate Securities ..................      12.968435        3.28    12.556055      7.30      11.702144
Russell Core Bond ...............................      12.516564        8.30    11.557668      6.87      10.814951

----------
#      Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

                            ACCUMULATION UNIT VALUES
         CONTRACTS ISSUED AFTER DECEMBER 31, 1991 - FRONT LOAD VERSION:

DIVISION                                               12/31/02     % CHANGE    12/31/01   % CHANGE    12/31/00*
--------                                             -----------    --------   ---------   --------   ------------
Small Cap Growth Stock...........................    $  1.522337      -18.95%  $ 1.878336     -4.39%  $   1.964602
T. Rowe Price Small Cap Value # .................       0.951956       -6.19     1.014805      1.48       1.000000
Aggressive Growth Stock .........................       2.360410      -21.66     3.013165    -20.40       3.785207
International Growth Stock # ....................       0.786940      -12.90     0.903525     -9.65       1.000000
Franklin Templeton International Equity .........       1.652585      -17.94     2.013838    -14.56       2.357007
Index 400 Stock .................................       1.096297      -15.10     1.291211     -1.30       1.308249
Growth Stock ....................................       2.024216      -21.34     2.573522    -14.77       3.019678
J.P. Morgan Select Growth and Income Stock ......       1.580140      -28.66     2.215050     -8.37       2.417488
Capital Guardian Domestic Equity # ..............       0.763266      -21.75     0.975455     -2.45       1.000000
Index 500 Stock .................................       2.420098      -22.58     3.125796    -12.45       3.570426
Asset Allocation # ..............................       0.870499      -10.84     0.976312     -2.37       1.000000
Balanced ........................................       2.209502       -8.14     2.405185     -3.78       2.499718
High Yield Bond .................................       1.500210       -3.52     1.554978      4.35       1.490196
Select Bond .....................................       2.084184       11.36     1.871532      9.65       1.706832
Money Market ....................................       1.504462        1.00     1.489628      3.24       1.442872
Russell Multi-Style Equity ......................       0.607438      -23.69     0.795993    -14.77       0.933887
Russell Aggressive Equity .......................       0.850202      -19.58     1.057215     -3.00       1.089907
Russell Non-U.S .................................       0.692822      -15.70     0.821829    -22.54       1.060950
Russell Real Estate Securities ..................       1.289736        3.13     1.250590      7.14       1.167301
Russell Core Bond ...............................       1.244772        8.13     1.151142      6.71       1.078791

----------
#      Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.

                            ACCUMULATION UNIT VALUES
       CONTRACTS ISSUED AFTER DECEMBER 31, 1991 - SIMPLIFIED LOAD VERSION:

DIVISION                                               12/31/02     % CHANGE    12/31/01   % CHANGE    12/31/00*
--------                                             -----------    --------   ----------  --------   ------------
Small Cap Growth Stock...........................    $  1.489185      -19.44%  $ 1.848493     -4.97%  $   1.945087
T. Rowe Price Small Cap Value # .................       0.943905       -6.75     1.012260      1.23       1.000000
Aggressive Growth Stock .........................       3.506913      -22.13     4.503663    -20.88       5.691856
International Growth Stock # ....................       0.780276      -13.42     0.901258     -9.87       1.000000
Franklin Templeton International Equity .........       1.559571      -18.43     1.911919    -15.07       2.251266
Index 400 Stock .................................       1.072428      -15.60     1.270690     -1.90       1.295242
Growth Stock ....................................       1.921805      -21.81     2.458020    -15.29       2.901600
J.P. Morgan Select Growth and Income Stock ......       1.500218      -29.09     2.115675     -8.92       2.322995
Capital Guardian Domestic Equity # ..............       0.756787      -22.22     0.973004     -2.70       1.000000
Index 500 Stock .................................       2.968449      -23.04     3.857114    -12.98       4.432423
Asset Allocation # ..............................       0.863125      -11.37     0.973862     -2.61       1.000000
Balanced ........................................       6.435011       -8.68     7.047000     -4.36       7.368231
High Yield Bond .................................       1.424293       -4.10     1.485164      3.72       1.431888
Select Bond .....................................       9.187656       10.70     8.299723      8.99       7.615016
Money Market ....................................       2.734853        0.39     2.724154      2.62       2.654580
Russell Multi-Style Equity ......................       0.594202      -24.14     0.783335    -15.28       0.924598
Russell Aggressive Equity .......................       0.831686      -20.06     1.040412     -3.58       1.079072
Russell Non-U.S .................................       0.677755      -16.20     0.808779    -23.00       1.050412
Russell Real Estate Securities...................       1.261665        2.51     1.230726      6.49       1.155691
Russell Core Bond ...............................       1.217720        7.49     1.132872      6.07       1.068073

----------
#      Became an investment option under the Contracts effective July 31, 2001.

* Includes accumulation unit values at inception date in 2001 for portfolios becoming effective after December 31, 2000.


                                  TOTAL EQUITY:
                                 (IN THOUSANDS)

                            12/31/02     12/31/01       12/31/00
                            --------     --------       --------
                            $383,452     $552,816       $672,835

         The changes in 2002's Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized depreciation of $58,211 led to a decrease in equity derived from investment activities of $85,767 for the year ended December 31, 2002. The change in 2001's Total Equity was also attributable primarily to investment activities within the Account: the net change in unrealized depreciation of $133,527 led to a decrease in equity derived from investment activities of $72,308 for the year ended December 31, 2001.

         CRITICAL ACCOUNTING POLICIES

         Dividend income and distributions of net realized gains received from the Funds are recorded on the ex-date of the dividends. Transactions in the Funds' shares are accounted for on the trade date. Annuity reserves are based on published annuity tables. A deduction for annuity rate and expense guarantees is determined daily. Under current law, no federal income taxes are payable with respect to Accounts A and C. Accordingly, no provisions for any such liability has been made.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         NML VARIABLE ANNUITY ACCOUNT A
                      STATEMENTS OF ASSETS AND LIABILITIES
                                 (IN THOUSANDS)

                                                             DECEMBER 31
                                                     --------------------------
                                                         2002          2001
                                                     ------------   -----------
                                     ASSETS
Investments at market value:
Northwestern Mutual Series Fund, Inc.
    Small Cap Growth Stock
       2002: 9,912 shares (cost $18,759)..........   $     14,422
       2001: 8,748 shares (cost $17,350)..........                  $    15,624
    T. Rowe Price Small Cap Value #
       2002: 2,825 shares (cost $2,981)...........          2,692
       2001: 576 shares (cost $543)...............                          585
    Aggressive Growth Stock
       2002: 23,805 shares (cost $81,640).........         51,966
       2001: 27,500 shares (cost $96,370).........                       77,633
    International Growth Stock #
       2002: 758 shares (cost $666)...............            598
       2001: 173 shares (cost $165)...............                          157
    Franklin Templeton International Equity
       2002: 22,001 shares (cost $34,441).........         22,529
       2001: 24,394 shares (cost $39,250).........                       30,810
    Index 400 Stock
       2002: 8,750 shares (cost $9,843)...........          8,330
       2001: 8,172 shares (cost $9,465)...........                        9,168
    Growth Stock
       2002: 14,790 shares (cost $33,032).........         23,486
       2001: 16,139 shares (cost $37,094).........                       32,717
    J.P. Morgan Select Growth and Income Stock
       2002: 15,786 shares (cost $22,115).........         13,703
       2001: 18,915 shares (cost $27,776).........                       23,058
    Capital Guardian Domestic Equity #
       2002: 2,203 shares (cost $1,904)...........          1,670
       2001: 298 shares (cost $277)...............                          291
    Index 500 Stock
       2002: 32,083 shares (cost $81,840).........         69,524
       2001: 36,502 shares (cost $93,314).........                      104,943
    Asset Allocation #
       2002: 3,263 shares (cost $3,031)...........          2,800
       2001: 822 shares (cost $787)...............                          800
    Balanced
       2002: 111,967 shares (cost $194,101).......        181,610
       2001: 125,956 shares (cost $218,603).......                      229,239

                                                                                            December 31
                                                                                     --------------------------
                                                                                         2002           2001
                                                                                     ------------   -----------
    High Yield Bond
       2002: 7,602 shares (cost $5,620)...........................................          4,280
       2001: 7,733 shares (cost $6,179)...........................................                        5,018
    Select Bond
       2002: 24,737 shares (cost $29,435).........................................         31,441
       2001: 19,936 shares (cost $23,404).........................................                       23,983
    Money Market
       2002: 26,634 shares (cost $26,634).........................................         26,634
       2001: 27,159 shares (cost $27,159).........................................                       27,159
Russell Insurance Funds
    Multi Style Equity
       2002: 336 shares (cost $4,489).............................................          3,042
       2001: 341 shares (cost $5,063).............................................                        4,111
    Aggressive Equity
       2002: 247 shares (cost $2,928).............................................          2,283
       2001: 258 shares (cost $3,182).............................................                        2,947
    Non-U.S
       2002: 317 shares (cost $3,341).............................................          2,284
       2001: 328 shares (cost $3,838).............................................                        2,861
    Real Estate Securities
       2002: 291 shares (cost $3,120).............................................          3,056
       2001: 169 shares (cost $1,794).............................................                        1,820
    Core Bond
       2002: 224 shares (cost $2,275).............................................          2,331
       2001: 151 shares (cost $1,497).............................................                        1,527

Due from Sales of Fund Shares.....................................................             --            39
Due from Northwestern Mutual Life Insurance Company...............................            211             8
                                                                                     ------------   -----------
       Total Assets...............................................................   $    468,892   $   594,498
                                                                                     ============   ===========

                                             LIABILITIES AND EQUITY
LIABILITIES
   Due to Participants ...........................................................   $        597           739
   Due to Northwestern Mutual Life Insurance Company..............................            223            39
   Due on Purchase of Fund Shares.................................................             --             8
                                                                                     ------------   -----------
       Total Liabilities..........................................................            820           786
                                                                                     ------------   -----------

EQUITY
Group Variable Annuity Contracts Issued:
   Before December 17, 1981:......................................................         35,373        46,841
   After December 16, 1981 and Prior to March 31, 1995:...........................        320,815       421,383
   On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version....         15,937        96,699
   On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version.....         79,380        20,123
   On or After March 31, 2000 - Front Load Version:...............................          2,529         6,604
   On or After March 31, 2000 - Back Load Version.................................         14,038         2,062
                                                                                     ------------   -----------
       Total Equity...............................................................        468,072       593,712
                                                                                     ------------   -----------
       Total Liabilities and Equity...............................................   $    468,892   $   594,498
                                                                                     ============   ===========

----------

#      The initial investment was made July 31, 2001.


    The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT A
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                COMBINED                      SMALL CAP GROWTH STOCK DIVISION
                                                ----------------------------------------   ---------------------------------------
                                                YEAR ENDED     YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                    2002          2001          2000           2002         2001          2000
                                                -----------    -----------   -----------   -----------   -----------   -----------
Investment Income
   Dividend Income ............................ $    12,796    $    53,045   $    56,065   $        26   $         1   $       379
   Annuity Rate and Expense Guarantees ........      (6,269)        (7,425)       (8,884)         (198)         (179)         (153)
                                                -----------    -----------   -----------   -----------   -----------   -----------

Net Investment Income (Loss) ..................       6,527         45,620        47,181          (172)         (178)          226
                                                -----------    -----------   -----------   -----------   -----------   -----------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments ........     (14,549)        15,197        56,764          (785)         (343)          827

   Unrealized Appreciation (Depreciation)
     During the Year ..........................     (74,854)      (124,257)     (120,838)       (2,610)         (338)       (1,850)
                                                -----------    -----------   -----------   -----------   -----------   -----------
Net Gain (Loss) on Investments ................     (89,403)      (109,060)      (64,074)       (3,395)         (681)         (681)
                                                -----------    -----------   -----------   -----------   -----------   -----------

Increase (Decrease) in Equity
   Derived from Investment Activity ........... $   (82,876)   $   (63,440)  $   (16,893)  $    (3,567)  $      (859)  $      (797)
                                                ===========    ===========   ===========   ===========   ===========   ===========


                                                           T. ROWE PRICE
                                                      SMALL CAP VALUE DIVISION #       AGGRESSIVE GROWTH STOCK DIVISION
                                                     --------------------------    -----------------------------------------
                                                     YEAR ENDED     PERIOD ENDED   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        2002           2001           2002           2001           2000
                                                     -----------    -----------    -----------    -----------    -----------
Investment Income
   Dividend Income ...............................   $        14    $         1    $        61    $    19,094    $    13,412
   Annuity Rate and Expense Guarantees ...........           (26)            (1)          (766)        (1,021)        (1,395)
                                                     -----------    -----------    -----------    -----------    -----------
Net Investment Income (Loss) .....................           (12)            --           (705)        18,073         12,017
                                                     -----------    -----------    -----------    -----------    -----------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments ...........           (73)            --         (4,414)           906         11,257
   Unrealized Appreciation (Depreciation)
      During the Year ............................          (329)            41        (10,937)       (40,892)       (18,313)
                                                     -----------    -----------    -----------    -----------    -----------
Net Gain (Loss) on Investments ...................          (402)            41        (15,351)       (39,986)        (7,056)
                                                     -----------    -----------    -----------    -----------    -----------

Increase (Decrease) in Equity
   Derived from Investment Activity ..............   $      (414)   $        41    $   (16,056)   $   (21,913)   $     4,961
                                                     ===========    ===========    ===========    ===========    ===========

----------
#      The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENTS OF OPERATIONS CONTINUED
                                 (IN THOUSANDS)

                                                                                                 FRANKLIN TEMPLETON
                                                        INTERNATIONAL GROWTH STOCK                  INTERNATIONAL
                                                                DIVISION #                         EQUITY DIVISION
                                                       ----------------------------    --------------------------------------------
                                                        YEAR ENDED     PERIOD ENDED     YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2002            2001            2002            2001            2000
                                                       ------------    ------------    ------------    ------------    ------------
Investment Income
   Dividend Income .................................   $          3    $         --    $        574    $      3,729    $      3,228
   Annuity Rate and Expense Guarantees .............             (5)             --            (327)           (415)           (515)
                                                       ------------    ------------    ------------    ------------    ------------
Net Investment Income (Loss) .......................             (2)             --             247           3,314           2,713
                                                       ------------    ------------    ------------    ------------    ------------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments .............             (3)             (8)         (2,073)           (245)          2,247
   Unrealized Appreciation (Depreciation)
      During the Year ..............................            (59)             --          (3,472)         (8,897)         (5,914)
                                                       ------------    ------------    ------------    ------------    ------------
Net Gain (Loss) on Investments .....................            (62)             (8)         (5,545)         (9,142)         (3,667)
                                                       ------------    ------------    ------------    ------------    ------------

Increase (Decrease) in Equity
   Derived from Investment Activity ................   $        (64)   $         (8)   $     (5,298)   $     (5,828)   $       (954)
                                                       ============    ============    ============    ============    ============


                                                        INDEX 400 STOCK DIVISION                    GROWTH STOCK DIVISION
                                               ----------------------------------------  ------------------------------------------
                                               YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                               DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   2002          2001          2000          2002          2001            2000
                                               ------------  ------------  ------------  ------------   ------------   ------------
Investment Income
   Dividend Income ..........................  $         76  $         97  $        801  $        324   $      1,497   $      1,855
   Annuity Rate and Expense Guarantees ......          (109)          (94)          (55)         (337)          (403)          (473)
                                               ------------  ------------  ------------  ------------   ------------   ------------
Net Investment Income (Loss) ................           (33)            3           746           (13)         1,094          1,382
                                               ------------  ------------  ------------  ------------   ------------   ------------

Realized and Unrealized Gain (Loss)
 on Investments
   Realized Gain (Loss) on Investments ......          (352)          (41)          207        (1,842)           464          3,581
   Unrealized Appreciation (Depreciation)
     During the Year ........................        (1,217)          (36)         (414)       (5,170)        (7,478)        (6,543)
                                               ------------  ------------  ------------  ------------   ------------   ------------
Net Gain (Loss) on Investments ..............        (1,569)          (77)         (207)       (7,012)        (7,014)        (2,962)
                                               ------------  ------------  ------------  ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .........  $     (1,602) $        (74) $        539  $     (7,025)  $     (5,920)  $     (1,580)
                                               ============  ============  ============  ============   ============   ============


                                                       J.P. MORGAN SELECT GROWTH AND INCOME              CAPITAL GUARDIAN
                                                                   STOCK DIVISION                        EQUITY DIVISION#
                                                     --------------------------------------------    ----------------------------
                                                     YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      PERIOD ENDED
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         2002            2001            2000            2002            2001
                                                     ------------    ------------    ------------    ------------    ------------
Investment Income
   Dividend Income ...............................   $        170    $        876    $      1,774    $         20    $          1
   Annuity Rate and Expense Guarantees ...........           (212)           (286)           (362)            (12)             --
                                                     ------------    ------------    ------------    ------------    ------------
Net Investment Income (Loss) .....................            (42)            590           1,412               8               1
                                                     ------------    ------------    ------------    ------------    ------------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments ...........         (2,738)           (278)             (2)            (54)             --
   Unrealized Appreciation (Depreciation)
     During the Year .............................         (3,694)         (2,664)         (3,775)           (248)             12
                                                     ------------    ------------    ------------    ------------    ------------
Net Gain (Loss) on Investments ...................         (6,432)         (2,942)         (3,777)           (302)             12
                                                     ------------    ------------    ------------    ------------    ------------

Increase (Decrease) in Equity
   Derived from Investment Activity ..............   $     (6,474)   $     (2,352)   $     (2,365)   $       (294)   $         13
                                                     ============    ============    ============    ============    ============

----------
#      The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENTS OF OPERATIONS CONTINUED
                                 (IN THOUSANDS)

                                                               INDEX 500 STOCK DIVISION                 ASSET ALLOCATION DIVISION #
                                                       --------------------------------------------    ----------------------------
                                                       YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      PERIOD ENDED
                                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           2002            2001            2000            2002            2001
                                                       ------------    ------------    ------------    ------------    ------------
Investment Income
   Dividend Income .................................   $      1,197    $      5,168    $      6,161    $         45    $          6
   Annuity Rate and Expense Guarantees .............           (976)         (1,297)         (1,722)            (22)             (2)
                                                       ------------    ------------    ------------    ------------    ------------
Net Investment Income (Loss) .......................            221           3,871           4,439              23               4
                                                       ------------    ------------    ------------    ------------    ------------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments .............            483           8,880          19,865             (35)             --
   Unrealized Appreciation (Depreciation)
      During the Year ..............................        (23,945)        (29,565)        (39,225)           (244)             11
                                                       ------------    ------------    ------------    ------------    ------------
Net Gain (Loss) on Investments .....................        (23,462)        (20,685)        (19,360)           (279)             11
                                                       ------------    ------------    ------------    ------------    ------------

Increase (Decrease) in Equity
   Derived from Investment Activity ................   $    (23,241)   $    (16,814)   $    (14,921)   $       (256)   $         15
                                                       ============    ============    ============    ============    ============


                                                           BALANCED DIVISION                       HIGH YIELD BOND DIVISION
                                                ----------------------------------------  ----------------------------------------
                                                YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                    2002          2001          2000          2002         2001           2000
                                                ------------  ------------  ------------  ------------  ------------  ------------
Investment Income
   Dividend Income ...........................  $      7,949  $     19,440  $     24,058  $        456  $        529  $        611
   Annuity Rate and Expense Guarantees .......        (2,466)       (2,955)       (3,494)          (55)          (62)          (68)
                                                ------------  ------------  ------------  ------------  ------------  ------------
Net Investment Income (Loss) .................         5,483        16,485        20,564           401           467           543
                                                ------------  ------------  ------------  ------------  ------------  ------------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments ......         (1,610)        6,981        19,864          (439)         (655)         (756)
   Unrealized Appreciation (Depreciation)
     During the Year ........................        (23,128)      (34,686)      (44,078)         (179)          381          (119)
                                                ------------  ------------  ------------  ------------  ------------  ------------
Net Gain (Loss) on Investments ..............        (24,738)      (27,705)      (24,214)         (618)         (274)         (875)
                                                ------------  ------------  ------------  ------------  ------------  ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .........   $    (19,255) $    (11,220) $     (3,650) $       (217) $        193  $       (332)
                                                ============  ============  ============  ============  ============  ============


                                                           SELECT BOND DIVISION                           MONEY MARKET DIVISION
                                                ----------------------------------------  -----------------------------------------
                                                YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED     YEAR ENDED
                                                DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                    2002          2001          2000          2002          2001           2000
                                                ------------  ------------  ------------  ------------  ------------   ------------
Investment Income
   Dividend Income ..........................   $      1,181  $      1,257  $      1,463  $        440  $      1,067   $      1,609
   Annuity Rate and Expense Guarantees ......           (299)         (248)         (228)         (304)         (318)          (296)
                                                ------------  ------------  ------------  ------------  ------------   ------------
Net Investment Income (Loss) ................            882         1,009         1,235           136           749          1,313
                                                ------------  ------------  ------------  ------------  ------------   ------------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments ......            437           (65)         (333)           --            --             --
   Unrealized Appreciation (Depreciation)
     During the Year ........................          1,426           919           830            --            --             --
                                                ------------  ------------  ------------  ------------  ------------   ------------
Net Gain (Loss) on Investments ..............          1,863           854           497            --            --             --
                                                ------------  ------------  ------------  ------------  ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .........   $      2,745  $      1,863  $      1,732  $        136  $        749   $      1,313
                                                ============  ============  ============  ============  ============   ============

----------
#      The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT A
                       STATEMENTS OF OPERATIONS CONTINUED
                                 (IN THOUSANDS)

                                                  RUSSELL MULTI-STYLE EQUITY DIVISION       RUSSELL AGGRESSIVE EQUITY DIVISION
                                               ----------------------------------------  ----------------------------------------
                                               YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                               DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                   2002          2001          2000          2002         2001          2000
                                               ------------  ------------  ------------  ------------  ------------  ------------
Investment Income
   Dividend Income .........................   $         22  $         91  $        134  $         --  $          3  $        261
   Annuity Rate and Expense Guarantees .....            (41)          (44)          (43)          (29)          (29)          (26)
                                               ------------  ------------  ------------  ------------  ------------  ------------
Net Investment Income (Loss) ...............            (19)           47            91           (29)          (26)          235
                                               ------------  ------------  ------------  ------------  ------------  ------------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments .....           (547)         (154)          (74)         (133)          (69)           43
   Unrealized Appreciation (Depreciation)
     During the Year .......................           (495)         (517)         (564)         (409)            6          (359)
                                               ------------  ------------  ------------  ------------  ------------  ------------
Net Gain (Loss) on Investments .............         (1,042)         (671)         (638)         (542)          (63)         (316)
                                               ------------  ------------  ------------  ------------  ------------  ------------

Increase (Decrease) in Equity
   Derived from Investment Activity ........   $     (1,061) $       (624) $       (547) $       (571) $        (89) $        (81)
                                               ============  ============  ============  ============  ============  ============


                                                        RUSSELL NON-U.S. DIVISION           RUSSELL REAL ESTATE SECURITIES DIVISION
                                                 ----------------------------------------  ----------------------------------------
                                                 YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                 DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                     2002          2001          2000          2002          2001          2000
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Investment Income
   Dividend Income ...........................   $         41  $         17  $        226  $        142  $         93  $         43
   Annuity Rate and Expense Guarantees .......            (32)          (34)          (33)          (30)          (21)           (9)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Net Investment Income (Loss) .................              9           (17)          193           112            72            34
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments .......           (459)         (287)           21             3            95            40
   Unrealized Appreciation (Depreciation)
     During the Year .........................            (80)         (480)         (679)          (90)          (61)           97
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Net Gain (Loss) on Investments ...............           (539)         (767)         (658)          (87)           34           137
                                                 ------------  ------------  ------------  ------------  ------------  ------------

Increase (Decrease) in Equity
   Derived from Investment Activity ..........   $       (530) $       (784) $       (465) $         25  $        106  $        171
                                                 ============  ============  ============  ============  ============  ============


                                                                              RUSSELL CORE BOND DIVISION
                                                                    --------------------------------------------
                                                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                        2002           2001             2000
                                                                    ------------    ------------    ------------
Investment Income
   Dividend Income ..............................................   $         55    $         78    $         50
   Annuity Rate and Expense Guarantees ..........................            (23)            (16)            (12)
                                                                    ------------    ------------    ------------
Net Investment Income (Loss) ....................................             32              62              38
                                                                    ------------    ------------    ------------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments ..........................             85              16             (23)
   Unrealized Appreciation (Depreciation)
      During the Year ...........................................             26             (13)             68
                                                                    ------------    ------------    ------------
Net Gain (Loss) on Investments ..................................            111               3              45
                                                                    ------------    ------------    ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .............................   $        143    $         65    $         83
                                                                    ============    ============    ============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT A
                         STATEMENTS OF CHANGES IN EQUITY
                                 (IN THOUSANDS)

                                                            COMBINED                        SMALL CAP GROWTH STOCK DIVISION
                                          ------------------------------------------   -------------------------------------------
                                          YEAR ENDED     YEAR ENDED      YEAR ENDED    YEAR ENDED     YEAR ENDED      YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,    DECEMBER 31,  DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                             2002            2001           2000           2002           2001           2000
                                          ------------   ------------   ------------   ------------   ------------   -------------
Operations:
   Net Investment Income ...............  $      6,527   $     45,620   $     47,181   $       (172)  $       (178)  $        226
   Net Realized Gain (Loss) ............       (14,549)        15,197         56,764           (785)          (343)           827
   Net Change in Unrealized
     Appreciation (Depreciation) .......       (74,854)      (124,257)      (120,838)        (2,610)          (338)        (1,850)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ....       (82,876)       (63,440)       (16,893)        (3,567)          (859)          (797)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment ........        46,958         46,213         54,157          1,990          1,932          2,791
   Annuity Payments ....................        (1,186)        (1,316)        (1,472)            (2)            (7)           (13)
   Surrenders and Other (Net) ..........       (86,526)       (83,649)      (121,406)        (1,772)        (1,362)        (1,308)
   Transfers from Other Divisions
     or Sponsors .......................        89,970         83,322        137,543          5,993          4,029         19,138
   Transfers to Other Divisions
     or Sponsors .......................       (91,980)       (84,772)      (138,779)        (3,844)        (4,403)        (8,365)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ....       (42,764)       (40,202)       (69,957)         2,365            189         12,243
                                          ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ......      (125,640)      (103,642)       (86,850)        (1,202)          (670)        11,446
Equity:
   Beginning of Period .................       593,712        697,354        784,204         15,623         16,293          4,847
                                          ------------   ------------   ------------   ------------   ------------   ------------
   End of Period .......................  $    468,072   $    593,712   $    697,354   $     14,421   $     15,623   $     16,293
                                          ============   ============   ============   ============   ============   ============

                                                               T. ROWE PRICE
                                                         SMALL CAP VALUE DIVISION #         AGGRESSIVE GROWTH STOCK DIVISION
                                                         ---------------------------   ------------------------------------------
                                                         PERIOD ENDED   YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             2002           2001           2002           2001           2000
                                                         ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income ..............................  $        (12)  $         --   $       (705)  $     18,073   $     12,017
   Net Realized Gain (Loss) ...........................           (73)            --         (4,414)           906         11,257
   Net Change in Unrealized Appreciation (Depreciation)          (329)            41        (10,937)       (40,892)       (18,313)
                                                         ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ...................          (414)            41        (16,056)       (21,913)         4,961
                                                         ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment .......................           744             87          5,565          6,978          8,119
   Annuity Payments ...................................           (21)            --            (30)           (37)           (49)
   Surrenders and Other (Net) .........................          (399)            --         (9,556)       (10,388)       (19,221)
   Transfers from Other Divisions or Sponsors .........         4,185            490          5,187          7,243         26,450
   Transfers to Other Divisions or Sponsors ...........        (1,985)           (34)       (10,758)       (10,995)       (17,887)
                                                         ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ...................         2,524            543         (9,592)        (7,199)        (2,588)
                                                         ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity .....................         2,110            584        (25,648)       (29,112)         2,373
Equity:
   Beginning of Period ................................           584             --         77,631        106,743        104,370
                                                         ------------   ------------   ------------   ------------   ------------
   End of Period ......................................  $      2,694   $        584   $     51,983   $     77,631   $    106,743
                                                         ============   ============   ============   ============   ============

----------
#      The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT A
                    STATEMENTS OF CHANGES IN EQUITY CONTINUED
                                 (IN THOUSANDS)

                                                  INTERNATIONAL GROWTH                   FRANKLIN TEMPLETON
                                                    STOCK DIVISION #               INTERNATIONAL EQUITY DIVISION
                                               ---------------------------   ------------------------------------------
                                               YEAR ENDED     PERIOD ENDED   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   2002          2001            2002          2001           2000
                                               ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income ....................  $         (2)  $         --   $        247   $      3,314   $      2,713
   Net Realized Gain (Loss) .................            (3)            (8)        (2,073)          (245)         2,247
   Net Change in Unrealized
     Appreciation (Depreciation) ............           (59)            --         (3,472)        (8,897)        (5,914)
                                               ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity .........           (64)            (8)        (5,298)        (5,828)          (954)
                                               ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment .............           198             24          2,567          2,894          3,890
   Annuity Payments .........................            --             --            (14)           (17)           (19)
   Surrenders and Other (Net) ...............           (15)            --         (4,346)        (4,910)        (6,674)
   Transfers from Other Divisions or Sponsors           678            154          3,446          3,316          7,129
   Transfers to Other Divisions or Sponsors .          (356)           (13)        (4,630)        (4,969)        (8,486)
                                               ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions .........           505            165         (2,977)        (3,686)        (4,160)
                                               ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ...........           441            157         (8,275)        (9,514)        (5,114)
Equity:
   Beginning of Period ......................           157             --         30,784         40,298         45,412
                                               ------------   ------------   ------------   ------------   ------------
   End of Period ............................  $        598   $        157   $     22,509   $     30,784   $     40,298
                                               ============   ============   ============   ============   ============


                                                    INDEX 400 STOCK DIVISION                     GROWTH STOCK DIVISION
                                           ------------------------------------------   ------------------------------------------
                                           YEAR ENDED      YEAR ENDED    YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,    DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001           2000           2002           2001           2000
                                           ------------   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income ................  $        (33)  $          3   $        746   $        (13)  $      1,094   $      1,382
   Net Realized Gain (Loss) .............          (352)           (41)           207         (1,842)           464          3,581
   Net Change in Unrealized
     Appreciation (Depreciation) ........        (1,217)           (36)          (414)        (5,170)        (7,478)        (6,543)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity .....        (1,602)           (74)           539         (7,025)        (5,920)        (1,580)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment .........         1,618          1,347          1,061          3,233          3,713          4,161
   Annuity Payments .....................           (14)           (16)           (22)            (4)            (5)            (5)
   Surrenders and Other (Net) ...........        (1,479)          (708)            28         (3,860)        (3,538)        (6,808)
   Transfers from Other Divisions
     or Sponsors ........................         4,135          4,453          5,651          3,299          5,424         14,158
   Transfers to Other Divisions
     or Sponsors ........................        (3,493)        (3,006)        (2,290)        (4,869)        (4,981)       (10,930)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions .....           767          2,070          4,428         (2,201)           613            576
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity .......          (835)         1,996          4,967         (9,226)        (5,307)        (1,004)
Equity:
   Beginning of Period ..................         9,158          7,162          2,195         32,717         38,024         39,028
                                           ------------   ------------   ------------   ------------   ------------   ------------
   End of Period ........................  $      8,323   $      9,158   $      7,162   $     23,491   $     32,717   $     38,024
                                           ============   ============   ============   ============   ============   ============

----------
#      The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT A
                    STATEMENTS OF CHANGES IN EQUITY CONTINUED
                                 (IN THOUSANDS)

                                                    J.P. MORGAN SELECT GROWTH           CAPITAL GUARDIAN DOMESTIC
                                                    AND INCOME STOCK DIVISION                EQUITY DIVISION #
                                                   ---------------------------   ------------------------------------------
                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     PERIOD ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       2002           2001           2000           2002           2001
                                                   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income ........................  $        (42)  $        590   $      1,412   $          8   $          1
   Net Realized Gain (Loss) .....................        (2,738)          (278)            (2)           (54)            --
   Net Change in Unrealized
     Appreciation (Depreciation) ................        (3,694)        (2,664)        (3,775)          (248)            12
                                                   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity .............        (6,474)        (2,352)        (2,365)          (294)            13
                                                   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment .................         2,184          2,138          2,864            449             25
   Annuity Payments .............................           (51)           (66)           (77)            --             --
   Surrenders and Other (Net) ...................        (3,074)        (3,087)        (5,329)          (121)            (2)
   Transfers from Other Divisions or Sponsors ...         2,022          3,370          3,239          2,055            254
   Transfers to Other Divisions or Sponsors  ....        (3,947)        (3,033)        (7,981)          (709)            --
                                                   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions .............        (2,866)          (678)        (7,284)         1,674            277
                                                   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ...............        (9,340)        (3,030)        (9,649)         1,380            290
Equity:
   Beginning of Period ..........................        23,057         26,087         35,736            290             --
                                                   ------------   ------------   ------------   ------------   ------------
   End of Period ................................  $     13,717   $     23,057   $     26,087   $      1,670   $        290
                                                   ============   ============   ============   ============   ============

                                                           INDEX 500 STOCK DIVISION            ASSET ALLOCATION DIVISION #
                                                  ------------------------------------------   ---------------------------
                                                   YEAR ENDED    YEAR ENDED     YEAR ENDED     YEAR ENDED     PERIOD ENDED
                                                   DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000           2002          2001
                                                  ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income .......................  $        221   $      3,871   $      4,439   $         23   $          4
   Net Realized Gain (Loss) ....................           483          8,880         19,865            (35)            --
   Net Change in Unrealized
      Appreciation (Depreciation) ..............       (23,945)       (29,565)       (39,225)          (244)            11
                                                  ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ............       (23,241)       (16,814)       (14,921)          (256)            15
                                                  ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment ................         6,935          7,565          9,486            578             86
   Annuity Payments ............................          (273)          (337)          (468)            --             --
   Surrenders and Other (Net) ..................       (14,951)       (15,093)       (24,033)          (147)             2
   Transfers from Other Divisions or Sponsors ..         8,032          9,028         16,159          2,148            699
   Transfers to Other Divisions or Sponsors ....       (12,115)       (12,955)       (22,419)          (326)            (2)
                                                  ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ............       (12,372)       (11,792)       (21,275)         2,253            785
                                                  ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ..............       (35,613)       (28,606)       (36,196)         1,997            800
Equity:
   Beginning of Period .........................       104,907        133,513        169,709            800             --
                                                  ------------   ------------   ------------   ------------   ------------
   End of Period ...............................  $     69,294   $    104,907   $    133,513   $      2,797   $        800
                                                  ============   ============   ============   ============   ============

----------
#      The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT A
                    STATEMENTS OF CHANGES IN EQUITY CONTINUED
                                 (IN THOUSANDS)

                                                       BALANCED DIVISION                        HIGH YIELD BOND DIVISION
                                           ------------------------------------------   ------------------------------------------
                                           YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001          2000            2002          2001            2000
                                           ------------   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income ................  $      5,483   $     16,485   $     20,564   $        401   $        467   $        543
   Net Realized Gain (Loss) .............        (1,610)         6,981         19,864           (439)          (655)          (756)
   Net Change in Unrealized
     Appreciation (Depreciation) ........       (23,128)       (34,686)       (44,078)          (179)           381           (119)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity .....       (19,255)       (11,220)        (3,650)          (217)           193           (332)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment .........        11,208         12,043         13,081            633            523            765
   Annuity Payments .....................          (640)          (684)          (715)            (4)           (11)            (4)
   Surrenders and Other (Net) ...........       (31,038)       (32,253)       (44,386)          (895)          (888)          (968)
   Transfers from Other Divisions
     or Sponsors ........................         8,932          9,588          8,372          1,378          1,921            746
   Transfers to Other Divisions
     or Sponsors ........................       (16,839)       (14,552)       (25,634)        (1,636)        (1,860)        (2,016)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions .....       (28,377)       (25,858)       (49,282)          (524)          (315)        (1,477)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity .......       (47,632)       (37,078)       (52,932)          (741)          (122)        (1,809)
Equity:
   Beginning of Period ..................       228,923        266,001        318,933          5,008          5,130          6,939
                                           ------------   ------------   ------------   ------------   ------------   ------------
   End of Period ........................  $    181,291   $    228,923   $    266,001   $      4,267   $      5,008   $      5,130
                                           ============   ============   ============   ============   ============   ============


                                                      SELECT BOND DIVISION                        MONEY MARKET DIVISION
                                            ------------------------------------------   ------------------------------------------
                                            YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                2002           2001           2000           2002           2001           2000
                                            ------------   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income .................  $        882   $      1,009   $      1,235   $        136   $        749   $      1,313
   Net Realized Gain (Loss) ..............           437            (65)          (333)            --             --             --
   Net Change in Unrealized
     Appreciation (Depreciation) .........         1,426            919            830             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ......         2,745          1,863          1,732            136            749          1,313
                                            ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment ..........         2,605          1,760          1,609          4,308          2,973          3,498
   Annuity Payments ......................           (82)           (84)           (54)           (34)           (42)           (44)
   Surrenders and Other (Net) ............        (4,465)        (3,070)        (3,755)        (8,347)        (7,417)        (8,367)
   Transfers from Other Divisions
     or Sponsors .........................        11,827          5,887          1,998         17,060         19,263         21,967
   Transfers to Other Divisions
     or Sponsors .........................        (4,953)        (2,868)        (3,403)       (13,683)       (13,859)       (21,732)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ......         4,932          1,625         (3,605)          (696)           918         (4,678)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Net Increase Decrease) in Equity .........         7,677          3,488         (1,873)          (560)         1,667         (3,365)
Equity:
   Beginning of Period ...................        23,757         20,269         22,142         27,147         25,480         28,845
                                            ------------   ------------   ------------   ------------   ------------   ------------
   End of Period .........................  $     31,434   $     23,757   $     20,269   $     26,587   $     27,147   $     25,480
                                            ============   ============   ============   ============   ============   ============

                         NML VARIABLE ANNUITY ACCOUNT A
                    STATEMENTS OF CHANGES IN EQUITY CONTINUED
                                 (IN THOUSANDS)

                                               RUSSELL MULTI-STYLE EQUITY DIVISION          RUSSELL AGGRESSIVE  EQUITY DIVISION
                                            ------------------------------------------   ------------------------------------------
                                            YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                2002           2001           2000           2002           2001           2000
                                            ------------   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income .................  $        (19)  $         47   $         91   $        (29)  $        (26)  $        235
   Net Realized Gain (Loss) ..............          (547)          (154)           (74)          (133)           (69)            43
   Net Change in Unrealized
     Appreciation (Depreciation) .........          (495)          (517)          (564)          (409)             6           (359)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ......        (1,061)          (624)          (547)          (571)           (89)           (81)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment ..........           566            675          1,088            320            447            556
   Annuity Payments ......................            (7)            (6)            (2)            --             --             --
   Surrenders and Other (Net) ............          (651)          (216)          (119)          (210)          (200)          (198)
   Transfers from Other Divisions
      or Sponsors ........................         2,286          2,557          2,889          1,428          1,011          1,921
   Transfers to Other Divisions
      or Sponsors ........................        (2,140)        (2,372)        (1,712)        (1,623)          (792)          (842)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ......            54            638          2,144            (85)           466          1,437
                                            ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ........        (1,007)            14          1,597           (656)           377          1,356
Equity:
   Beginning of Period ...................         4,111          4,097          2,500          2,875          2,498          1,142
                                            ------------   ------------   ------------   ------------   ------------   ------------
   End of Period .........................  $      3,104   $      4,111   $      4,097   $      2,219   $      2,875   $      2,498
                                            ============   ============   ============   ============   ============   ============


                                                    RUSSELL NON-U.S. DIVISION             RUSSELL REAL ESTATE SECURITIES DIVISION
                                           ------------------------------------------   ------------------------------------------
                                           YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001           2000           2002          2001            2000
                                           ------------   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income ................  $          9   $        (17)  $        193   $        112   $         72   $         34
   Net Realized Gain (Loss) .............          (459)          (287)            21              3             95             40
   Net Change in Unrealized
     Appreciation (Depreciation) ........           (80)          (480)          (679)           (90)           (61)            97
                                           ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity .....          (530)          (784)          (465)            25            106            171
Equity Transactions:
   Contract Owners' Net Payment .........           361            505            712            597            316            234
   Annuity Payments .....................            (2)            --             --             (8)            (4)            --
   Surrenders and Other (Net) ...........          (356)          (270)          (203)          (375)          (127)           (17)
   Transfers from Other Divisions
      or Sponsors .......................         1,492          1,782          3,039          2,817          2,039          3,101
   Transfers to Other Divisions
     or Sponsors ........................        (1,516)        (1,616)        (1,221)        (1,819)        (1,838)        (2,492)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions .....           (21)           401          2,327          1,212            386            826
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity .......          (551)          (383)         1,862          1,237            492            997
Equity:
   Beginning of Period ..................         2,862          3,245          1,383          1,820          1,328            331
                                           ------------   ------------   ------------   ------------   ------------   ------------
   End of Period ........................  $      2,311   $      2,862   $      3,245   $      3,057   $      1,820   $      1,328
                                           ============   ============   ============   ============   ============   ============

                         NML VARIABLE ANNUITY ACCOUNT A
                    STATEMENTS OF CHANGES IN EQUITY CONTINUED
                                 (IN THOUSANDS)

                                                         RUSSELL CORE BOND DIVISION
                                                  ------------------------------------------
                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Operations:
   Net Investment Income .......................  $         32   $         62   $         38
   Net Realized Gain (Loss) ....................            85             16            (23)
   Net Change in Unrealized
      Appreciation (Depreciation) ..............            26            (13)            68
                                                  ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ............           143             65             83
                                                  ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment ................           299            182            242
   Annuity Payments ............................            --             --             --
   Surrenders and Other (Net) ..................          (469)          (122)           (48)
   Transfers from Other Divisions or Sponsors ..         1,570            814          1,586
   Transfers to Other Divisions or Sponsors ....          (739)          (624)        (1,369)
                                                  ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ............           661            250            411
                                                  ------------   ------------   ------------
Net Increase (Decrease) in Equity ..............           804            315            494
Equity:
   Beginning of Period .........................         1,501          1,186            692
                                                  ------------   ------------   ------------
   End of Period ...............................  $      2,305   $      1,501   $      1,186
                                                  ============   ============   ============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                              FINANCIAL HIGHLIGHTS
                         NML VARIABLE ANNUITY ACCOUNT A
                   (FOR A UNIT OUTSTANDING DURING THE PERIOD)

                                                                           DIVIDEND
                                                                         INCOME AS A
                                                                             % OF
                                                    UNIT VALUE            AVERAGE NET      EXPENSE RATIO          TOTAL RETURN (2)
DIVISION                                        LOWEST TO HIGHEST           ASSETS       LOWEST TO HIGHEST      LOWEST TO HIGHEST
--------                                    -------------------------    ------------    -----------------    ---------------------
Small Cap Growth Stock
   Year Ended 12/31/02..................    $0.702869  to $  1.536295        0.16%         0.40% to 1.25%     (19.44%) to (18.75%)
   Year Ended 12/31/01..................    $0.865935  to $  1.890848        0.01%         0.40% to 1.25%      (4.97%) to  (4.15%)
T. Rowe Price Small Cap Value(1)
   Year Ended 12/31/02..................    $0.943905  to $  0.955324        0.57%         0.40% to 1.25%      (6.75%) to  (5.96%)
   Period Ended 12/31/01................    $1.012260  to $  1.015860        0.44%         0.40% to 1.25%       1.23%  to   1.59%
Aggressive Growth Stock
   Year Ended 12/31/02..................    $0.564112  to $  3.711325        0.10%         0.40% to 1.25%     (22.13%) to (21.47%)
   Year Ended 12/31/01..................    $0.719033  to $  4.742335       22.82%         0.40% to 1.25%     (20.88%) to (20.20%)
International Growth Stock(1)
   Year Ended 12/31/02..................    $0.780276  to $  0.789715        0.73%         0.40% to 1.25%     (13.42%) to (12.69%)
   Period Ended 12/31/01................    $0.901258  to $  0.904464        0.00%         0.40% to 1.25%      (9.87%) to  (9.55%)
Franklin Templeton International Equity
   Year Ended 12/31/02..................    $0.700185  to $  1.636881        2.12%         0.40% to 1.25%     (18.43%) to (17.73%)
   Year Ended 12/31/01..................    $0.851962  to $  1.996677       10.94%         0.40% to 1.25%     (15.07%) to (14.35%)
Index 400 Stock
   Year Ended 12/31/02..................    $0.870423  to $  1.106344        0.82%         0.40% to 1.25%     (15.60%) to (14.88%)
   Year Ended 12/31/01..................    $1.023646  to $  1.299809        1.20%         0.40% to 1.25%      (1.90%) to  (1.06%)
Growth Stock
   Year Ended 12/31/02..................    $0.616498  to $  2.006974        1.16%         0.40% to 1.25%     (21.81%) to (21.15%)
   Year Ended 12/31/01..................    $0.782628  to $  2.554121        4.47%         0.40% to 1.25%     (15.29%) to (14.56%)
J.P. Morgan Select Growth and
Income Stock
   Year Ended 12/31/02..................    $0.581563  to $  1.566688        0.96%         0.40% to 1.25%     (29.09%) to (28.49%)
   Year Ended 12/31/01..................    $0.814020  to $  2.198364        3.66%         0.40% to 1.25%      (8.92%) to  (8.14%)
Capital Guardian Domestic Equity(1)
   Year Ended 12/31/02..................    $0.756787  to $  0.765966        1.82%         0.40% to 1.25%     (22.22%) to (21.56%)
   Period Ended 12/31/01................    $0.973004  to $  0.976476        0.72%         0.40% to 1.25%      (2.70%) to  (2.35%)
Index 500 Stock
   Year Ended 12/31/02..................    $0.604035  to $  3.089894        1.40%         0.40% to 1.25%     (23.04%) to (22.38%)
   Year Ended 12/31/01..................    $0.779001  to $  3.994853        4.55%         0.40% to 1.25%     (12.98%) to (12.23%)
Asset Allocation(1)
   Year Ended 12/31/02..................    $0.863125  to $  0.873571        2.26%         0.40% to 1.25%     (11.37%) to (10.62%)
   Period Ended 12/31/01................    $0.973862  to $  0.977328        1.20%         0.40% to 1.25%      (2.61%) to  (2.27%)
Balanced
   Year Ended 12/31/02..................    $0.862735  to $  7.112654        3.92%         0.40% to 1.25%      (8.68%) to  (7.91%)
   Year Ended 12/31/01..................    $0.937735  to $  7.750204        8.01%         0.40% to 1.25%      (4.36%) to  (3.54%)
High Yield Bond
   Year Ended 12/31/02..................    $0.972766  to $  1.487426        9.94%         0.40% to 1.25%      (4.10%) to  (3.28%)
   Year Ended 12/31/01..................    $1.006773  to $  1.543249       10.16%         0.40% to 1.25%       3.72%  to   4.61%
Select Bond
   Year Ended 12/31/02..................    $1.321394  to $ 10.108841        4.40%         0.40% to 1.25%      10.70%  to  11.64%
   Year Ended 12/31/01..................    $1.184790  to $  9.086342        5.71%         0.40% to 1.25%       8.99%  to   9.92%
Money Market
   Year Ended 12/31/02..................    $1.092171  to $  3.030949        1.65%         0.40% to 1.25%       0.39%  to   1.25%
   Year Ended 12/31/01..................    $1.079788  to $  3.004024        3.80%         0.40% to 1.25%       2.62%  to   3.50%
Russell Multi-Style Equity
   Year Ended 12/31/02..................    $0.574187  to $  0.613006        0.60%         0.40% to 1.25%     (24.14%) to (23.50%)
   Year Ended 12/31/01..................    $0.751294  to $  0.801293        2.33%         0.40% to 1.25%     (15.28%) to (14.55%)
Russell Aggressive Equity
   Year Ended 12/31/02..................    $0.727980  to $  0.857996        0.00%         0.40% to 1.25%     (20.06%) to (19.38%)
   Year Ended 12/31/01..................    $0.903873  to $  1.064253        0.11%         0.40% to 1.25%      (3.58%) to  (2.76%)
Russell Non-U.S
   Year Ended 12/31/02..................    $0.557227  to $  0.699179        1.48%         0.40% to 1.25%     (16.20%) to (15.49%)
   Year Ended 12/31/01..................    $0.659991  to $  0.827309        0.60%         0.40% to 1.25%     (23.00%) to (22.34%)

                              FINANCIAL HIGHLIGHTS
                    NML VARIABLE ANNUITY ACCOUNT A CONTINUED
                   (FOR A UNIT OUTSTANDING DURING THE PERIOD)

Russell Core Bond
   Year Ended 12/31/02..............   $1.217720  to $  1.256188     2.87%     0.40% to 1.25%            7.49% to 8.40%
   Year Ended 12/31/01..............   $1.132872  to $  1.158815     5.90%     0.40% to 1.25%            6.07% to 6.97%
Russell Real Estate Securities
   Year Ended 12/31/02..............   $1.261665  to $  1.375137     5.39%     0.40% to 1.25%            2.51% to 3.39%
   Year Ended 12/31/01..............   $1.230726  to $  1.331406     5.13%     0.40% to 1.25%            6.49% to 7.40%

------------
(1)    Portfolio commenced operations on July 31, 2001.

(2) Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

    The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT A
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--NML Variable Annuity Account A (the "Account") is a segregated asset account of The Northwestern Mutual Life Insurance Company ("Northwestern Mutual") used to fund variable annuity contracts ("contracts") for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Currently, two versions of the contract are offered: Front Load contracts with a sales charge up to 4.5% of purchase payments and Back Load contracts with a withdrawal charge of 0-6%.

NOTE 2--The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal accounting policies are summarized below.

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

NOTE 5--Dividend income from the Funds is recorded on the ex-date of the dividends. Transactions in the Funds' shares are accounted for on the trade date. The basis for determining cost on sale of the Funds' shares is identified cost. Purchases and sales of the Funds' shares for the years ended December 31 by each Division are shown below:

PURCHASES                                        2002          2001           2000
---------                                     -----------   -----------   -----------
Small Cap Growth Stock .....................  $ 4,461,452   $ 3,119,762   $17,753,003
T. Rowe Price Small Cap Value#  ............    3,056,595       544,334           N/A
Aggressive Growth Stock ....................    7,414,573    23,504,270    28,757,540
International Growth Stock#.................      519,948       164,575           N/A
Franklin Templeton International Equity ....    3,334,140     5,754,067    79,974,310
Index 400 Stock ............................    2,397,162     4,038,686     2,853,810
Growth Stock  ..............................    3,786,154     6,550,789    11,793,727
J.P. Morgan Select Growth and Income Stock..    2,595,415     3,711,176     9,919,814
Capital Guardian Domestic Equity#...........    1,827,157       277,299           N/A
Index 500 Stock ............................   10,496,270    11,216,245    20,410,794
Asset Allocation#...........................    2,448,370       787,179           N/A
Balanced ...................................   19,743,059    27,209,702    44,419,512
High Yield Bond  ...........................    1,107,893     1,951,937     2,095,955
Select Bond ................................   11,093,552     6,619,324     4,931,954
Money Market  ..............................    8,251,938    15,154,072    20,905,226
Russell Multi-Style ........................      814,757     1,097,267     2,666,402
Russell Aggressive Equity  .................      343,250       871,028     1,593,605
Russell Non-U.S. ...........................      474,958       973,304     1,498,221
Russell Core Bond  .........................    1,316,732     1,738,713       758,431
Russell Real Estate Securities..............    1,982,942       586,923       357,723

                         NML VARIABLE ANNUITY ACCOUNT A
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

SALES                                            2002          2001         2000
-----                                         -----------  -----------  -----------
Small Cap Growth Stock .....................  $ 2,267,772  $ 3,107,912  $ 5,283,832
T. Rowe Price Small Cap Value# .............      544,753        1,251          N/A
Aggressive Growth Stock ....................   16,374,895   12,700,645   19,230,800
International Growth Stock#  ...............       15,440            1          N/A
Franklin Templeton International Equity ....    6,070,557    6,134,228    8,640,998
Index 400 Stock ............................    1,666,098    1,955,209    1,353,450
Growth Stock  ..............................    6,005,545    4,859,534    8,573,786
J.P. Morgan Select Growth and Income Stock..    5,518,037    3,793,450    9,525,030
Capital Guardian Domestic Equity#  .........      145,921           36          N/A
Index 500 Stock ............................   20,459,679   19,112,689   29,656,415
Asset Allocation#...........................      169,149            8          N/A
Balanced ...................................   42,633,986   36,676,777   56,250,284
High Yield Bond  ...........................    1,228,005    1,795,043    2,157,663
Select Bond ................................    5,331,758    3,765,014    5,660,540
Money Market  ..............................    8,777,655   13,474,404   21,431,894
Russell Multi-Style ........................      841,367      483,989      864,610
Russell Aggressive Equity  .................      465,120      364,836      548,989
Russell Non-U.S. ...........................      512,890      616,921      484,146
Russell Core Bond  .........................      562,906      249,167    1,332,763
Russell Real Estate Securities..............      645,240    1,297,610    1,636,969

---------
#      Initial Investment in this division was made on July 31, 2001.


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

                         NML VARIABLE ANNUITY ACCOUNT A
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

NOTE 8--Equity Values by Division for the year ended December 31, 2002 are shown below: (in thousands, except accumulation unit values)

                                                                                         CONTRACTS ISSUED:
                                                   CONTRACTS ISSUED:                AFTER DECEMBER 16, 1981 AND
                                               PRIOR TO DECEMBER 17, 1981             PRIOR TO MARCH 31, 1995
                                       ------------------------------------   -------------------------------------
                                        ACCUMULATION                          ACCUMULATION
                                            UNIT          UNITS                   UNIT           UNITS
DIVISION                                    VALUE      OUTSTANDING  EQUITY       VALUE        OUTSTANDING    EQUITY
--------                               -----------     ----------- --------   ------------    -----------   -------
Small Cap Growth Stock .............   $  1.516823        196     $     297    $  1.489185        6,573     $  9,788
T. Rowe Price Small Cap Value             0.950636        230           219       0.943905        1,401        1,322
Aggressive Growth Stock ............      3.711325        256           950       3.494085       10,045       35,098
International Growth Stock .........      0.785836         13            10       0.780276          317          247
Franklin Templeton International
     Equity ........................      1.636881        326           534       1.559571        9,896       15,434
Index 400 Stock ....................      1.092338        243           265       1.072428        4,143        4,443
Growth Stock .......................      2.006974        313           628       1.921805        6,983       13,420
J.P. Morgan Select Growth and
     Income Stock ..................      1.566688        125           196       1.500218        5,160        7,741
Capital Guardian Domestic Equity 1        0.762191        107            82       0.756787        1,190          901
Index 500 Equity ...................      3.089894      3,965        12,251       2.909123       12,908       37,551
Asset Allocation ...................      0.869281         41            36       0.863125        2,124        1,833
Balanced ...........................      7.112654      1,322         9,403       6.403383       22,433      143,647
High Yield Bond ....................      1.487426         69           103       1.424293        1,461        2,081
Select Bond ........................     10.108841        603         6,096       9.098961        1,840       16,742
Money Market .......................      3.030949        460         1,394       2.728924        6,073       16,573
Russell Multi-Style Equity .........      0.605230          6             4       0.594202        2,539        1,509
Russell Aggressive Equity ..........      0.847132        113            96       0.831686        1,279        1,064
Russell Non-U.S ....................      0.690333         33            23       0.677755        1,927        1,306
Russell Real Estate Securities .....      1.285091         55            71       1.261665        1,199        1,513
Russell Core Bond ..................      1.240286         11            14       1.217720          996        1,213
                                                                  ---------                                ---------
     Equity ........................                                 32,672                                  313,426
     Annuity Reserves ..............                                  2,701                                    7,389
                                                                  ---------                                ---------
     Total Equity ..................                              $  35,373                                $ 320,815
                                                                  =========                                =========


                                                   CONTRACTS ISSUED:                        CONTRACTS ISSUED:
                                             ON OR AFTER MARCH 31, 1995 AND           ON OR AFTER MARCH 31, 1995 AND
                                                 PRIOR TO MARCH 31, 2000                PRIOR TO MARCH 31, 2000
                                                   FRONT LOAD VERSION                       BACK LOAD VERSION
                                          ------------------------------------    -------------------------------------
                                          ACCUMULATION                            ACCUMULATION
                                              UNIT         UNITS                      UNIT          UNITS
DIVISION                                      VALUE     OUTSTANDING    EQUITY        VALUE       OUTSTANDING    EQUITY
--------                                  ------------  -----------  ---------    ------------   -----------  ---------
Small Cap Growth Stock ...............    $  1.536295        323     $     496    $  1.489185        1,965    $   2,926
T. Rowe Small Cap Value ..............       0.955324        272           260       0.943905          591          558
Aggressive Growth Stock ..............       1.764232      1,184         2,089       3.494085        3,455       12,072
International Growth Stock ...........       0.789715          6             5       0.780276          214          167
Franklin Templeton International
     Equity ..........................       1.367662        870         1,190       1.559571        2,870        4,476
Index 400 Stock ......................       1.106344        344           381       1.072428        2,052        2,201
Growth Stock .........................       1.896210        591         1,121       1.921805        3,629        6,974
J.P. Morgan Select Growth and
     Income Stock ....................       1.479747        641           949       1.500218        2,625        3,938
Capital Guardian Domestic Equity 1           0.765966         37            28       0.756787          409          310
Index 500 Equity .....................       1.936439      1,084         2,099       2.909123        4,606       13,399
Asset Allocation .....................       0.873571        107            93       0.863125          584          504
Balanced .............................       1.870656      1,610         3,012       6.403383        2,544       16,290
High Yield Bond ......................       1.425787        138           197       1.424293        1,056        1,504
Select Bond ..........................       1.793220        482           864       9.098961          605        5,505
Money Market .........................       1.397113      1,308         1,827       2.728924        1,724        4,705
Russell Multi-Style Equity ...........       0.613006        634           389       0.594202        1,405          835
Russell Aggressive Equity ............       0.857996        281           241       0.831686          714          594
Russell Non-U.S ......................       0.699179        256           179       0.677755          818          554
Russell Real Estate Securities .......       1.301549        153           199       1.261665          656          828
Russell Core Bond ....................       1.256188         66            83       1.217720          599          729
                                                                     ---------                                ---------
     Equity ..........................                                  15,702                                   79,069
     Annuity Reserves ................                                     235                                      311
                                                                     ---------                                ---------
     Total Equity ....................                               $  15,937                                $  79,380
                                                                     =========                                =========

                         NML VARIABLE ANNUITY ACCOUNT A
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

                                                  CONTRACTS ISSUED:                        CONTRACTS ISSUED:
                                             ON OR AFTER MARCH 31, 2000               ON OR AFTER MARCH 31, 2000
                                                 FRONT LOAD VERSION                        BACK LOAD VERSION
                                        ----------------------------------      -------------------------------------
                                        ACCUMULATION                            ACCUMULATION
                                            UNIT         UNITS                      UNIT          UNITS
DIVISION                                   VALUE      OUTSTANDING   EQUITY         VALUE       OUTSTANDING    EQUITY
--------                                ------------  -----------   ------      ------------   -----------   --------
Small Cap Growth Stock ..............   $  0.702869        154      $  108      $1.489185          522       $    777
T. Rowe Small Cap Value .............      0.953992         28          27       0.943905          328            310
Aggressive Growth Stock .............      0.564112        222         125       3.494085          412          1,440
International Growth Stock ..........      0.788618         23          18       0.780276          193            151
Franklin Templeton International ....
     Equity .........................      0.700185        133          93       1.559571          403            629
Index 400 Stock .....................      0.870423        181         158       1.072428          740            794
Growth Stock ........................      0.616498        140          86       1.921805          635          1,220
J.P. Morgan Select Growth and
     Income Stock ...................      0.581563        206         120       1.500218          244            366
Capital Guardian Domestic Equity 1         0.764893         44          34       0.756787          418            316
Index 500 Equity ....................      0.604035        281         170       2.909123          653          1,900
Asset Allocation ....................      0.872356        131         114       0.863125          251            217
Balanced ............................      0.862735        829         715       6.403383          329          2,107
High Yield Bond .....................      0.972766         60          58       1.424293          197            281
Select Bond .........................      1.321394        183         242       9.098961          106            964
Money Market ........................      1.092171        197         215       2.728924          513          1,400
Russell Multi-Style Equity ..........      0.574187         72          41       0.594202          403            239
Russell Aggressive Equity ...........      0.727980         52          38       0.831686          226            188
Russell Non-U.S .....................      0.557227         94          52       0.677755          258            175
Russell Real Estate Securities ......      1.375137         46          63       1.261665          280            353
Russell Core Bond ...................      1.243794         42          52       1.217720          173            211
                                                                    ------                                   --------
     Equity .........................                                2,529                                     14,038
     Annuity Reserves ...............                                   --                                         --
                                                                    ------                                   --------
     Total Equity ...................                               $2,529                                   $ 14,038
                                                                    ======                                   ========

Equity Values by Division for the year ended December 31, 2001 are shown below:
(in thousands, except accumulation unit values)

                                                                                          CONTRACTS ISSUED:
                                                  CONTRACTS ISSUED:                  AFTER DECEMBER 16, 1981 AND
                                             PRIOR TO DECEMBER 17, 1981                PRIOR TO MARCH 31, 1995
                                      ---------------------------------------   -------------------------------------
                                      ACCUMULATION                              ACCUMULATION
                                          UNIT             UNITS                    UNIT         UNITS
DIVISION                                 VALUE         OUTSTANDING    EQUITY       VALUE       OUTSTANDING   EQUITY
--------                              ------------     -----------   --------   ------------   -----------  ---------
Small Cap Growth Stock ............   $   1.873388             243   $    454   $   1.848493        5,700   $  10,537
T. Rowe Price Small Cap Value .....       1.014387              11         11       1.012260          293         296
Aggressive Growth Stock ...........       4.742335             305      1,444       4.487184       12,273      55,072
International Growth Stock ........       0.903153              11         10       0.901258           91          82
Franklin Templeton International
     Equity .......................       1.996677             340        679       1.911919       11,504      21,995
Index 400 Stock ...................       1.287807             335        431       1.270690        4,225       5,368
Growth Stock ......................       2.554121             311        795       2.458020        8,243      20,262
J.P. Morgan Select Growth and
     Income Stock .................       2.198364             182        400       2.115675        6,685      14,144
Capital Guardian Domestic
   Equity .........................       0.975051              11         11       0.973004          193         188
Index 500 Equity ..................       3.994853           4,934     19,712       3.780024       15,617      59,034
Asset Allocation ..................       0.975908              11         11       0.973862          477         464
Balanced ..........................       7.750204           1,566     12,135       7.012362       26,333     184,658
High Yield Bond ...................       1.543249              74        114       1.485164        1,881       2,794
Select Bond .......................       9.086342             515      4,675       8.219594        1,651      13,573
Money Market ......................       3.004024             766      2,301       2.718250        6,010      16,336
Russell Multi-Style Equity ........       0.793888              27         21       0.783335        2,727       2,136
Russell Aggressive Equity .........       1.054435              64         67       1.040412        1,623       1,689
Russell Non-U.S ...................       0.819680              52         42       0.808779        2,184       1,767
Russell Real Estate Securities ....       1.247315              23         28       1.230726          812         999
Russell Core Bond .................       1.148123              17         19       1.132872          793         898
                                                                     --------                               ---------
     Equity .......................                                    43,360                                 412,292
     Annuity Reserves .............                                     3,481                                   9,091
                                                                     --------                               ---------
     Total Equity .................                                  $ 46,841                               $ 421,383
                                                                     ========                               =========

                         NML VARIABLE ANNUITY ACCOUNT A
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

                                                CONTRACTS ISSUED:                       CONTRACTS ISSUED:
                                          ON OR AFTER MARCH 31, 1995 AND         ON OR AFTER MARCH 31, 1995 AND
                                              PRIOR TO MARCH 31, 2000                PRIOR TO MARCH 31, 2000
                                                FRONT LOAD VERSION                      BACK LOAD VERSION
                                      -------------------------------------  --------------------------------------
                                       ACCUMULATION                          ACCUMULATION
                                          UNIT          UNITS                    UNIT           UNITS
DIVISION                                  VALUE      OUTSTANDING    EQUITY       VALUE       OUTSTANDING   EQUITY
--------                              -------------  -----------   --------  ------------    -----------  --------
Small Cap Growth Stock ............   $    1.890848          324   $    612  $   1.848493         1,809   $  3,344
T. Rowe Small Cap Value ...........        1.015860           96         98      1.012260           151        153
Aggressive Growth Stock ...........        2.246524        1,271      2,856      4.487184         3,733     16,752
International Growth Stock ........        0.904464            8          7      0.901258            31         28
Franklin Templeton International
     Equity .......................        1.662501          870      1,446      1.911919         3,194      6,106
Index 400 Stock ...................        1.299809          253        329      1.270690         1,706      2,167
Growth Stock ......................        2.404787          677      1,628      2.458020         3,786      9,305
J.P. Morgan Select Growth and
     Income Stock .................        2.069175          657      1,359      2.115675         2,910      6,156
Capital Guardian Domestic Equity ..        0.976476            7          6      0.973004            71         69
Index 500 Equity ..................        2.494890        1,234      3,078      3.780024         5,051     19,091
Asset Allocation ..................        0.977328           83         81      0.973862           215        209
Balanced ..........................        2.031286        1,745      3,545      7.012362         2,779     19,490
High Yield Bond ...................        1.474181          211        312      1.485164         1,073      1,593
Select Bond .......................        1.606263          301        483      8.219594           437      3,595
Money Market ......................        1.379910        2,064      2,848      2.718250         1,759      4,782
Russell Multi-Style Equity ........        0.801293          609        488      0.783335         1,505      1,179
Russell Aggressive Equity .........        1.064253          278        296      1.040412           685        713
Russell Non-U.S ...................        0.827309          254        210      0.808779           820        663
Russell Real Estate Securities ....        1.258915           97        122      1.230726           395        486
Russell Core Bond .................        1.158815           21         24      1.132872           367        416
                                                                   ---------                              --------
     Equity .......................                                   19,828                                96,297
     Annuity Reserves .............                                      295                                   402
                                                                   ---------                              --------
     Total Equity .................                                $  20,123                              $ 96,699
                                                                   =========                              ========


                                                  CONTRACTS ISSUED:                     CONTRACTS ISSUED:
                                             ON OR AFTER MARCH 31, 2000            ON OR AFTER MARCH 31, 2000
                                                 FRONT LOAD VERSION                     BACK LOAD VERSION
                                      --------------------------------------   -----------------------------------
                                      ACCUMULATION                             ACCUMULATION
                                          UNIT          UNITS                      UNIT          UNITS
DIVISION                                 VALUE       OUTSTANDING    EQUITY        VALUE       OUTSTANDING   EQUITY
--------                              ------------   -----------   --------    ------------   -----------  -------
Small Cap Growth Stock ............   $   0.865935           140   $    122    $   1.848493          284   $   525
T. Rowe Small Cap Value ...........       1.015445            --         --        1.012260           26        26
Aggressive Growth Stock ...........       0.719033           168        120        4.487184          243     1,093
International Growth Stock ........       0.904093            18         16        0.901258           15        14
Franklin Templeton International
     Equity .......................       0.851962            93         79        1.911919          146       279
Index 400 Stock ...................       1.023646           164        167        1.270690          362       460
Growth Stock ......................       0.782628            66         52        2.458020          253       622
J.P. Morgan Select Growth and
     Income Stock .................       0.814020           138        113        2.115675          124       263
Capital Guardian Domestic Equity ..       0.976072             8          8        0.973004            8         8
Index 500 Equity ..................       0.779001           231        180        3.780024          277     1,049
Asset Allocation ..................       0.976926            --         --        0.973862           35        34
Balanced ..........................       0.937735           819        768        7.012362          143     1,000
High Yield Bond ...................       1.006773            70         71        1.485164           52        77
Select Bond .......................       1.184790            96        114        8.219594           26       214
Money Market ......................       1.079788             1          1        2.718250          180       489
Russell Multi-Style Equity ........       0.751294            77         58        0.783335          137       107
Russell Aggressive Equity .........       0.903873            48         43        1.040412           64        67
Russell Non-U.S ...................       0.659991            92         61        0.808779          114        92
Russell Real Estate Securities ....       1.331406            35         46        1.230726           69        85
Russell Core Bond .................       1.148513            38         43        1.132872           89       100
                                                                   --------                                -------
     Equity .......................                                   2,062                                  6,604
     Annuity Reserves .............                                      --                                     --
                                                                   --------                                -------
     Total Equity .................                                $  2,062                                $ 6,604
                                                                   ========                                =======

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Northwestern Mutual Life Insurance Company and
Contract Owners of NML Variable Annuity Account A

         In our opinion, the accompanying statements of assets and liabilities and the related statements of operations and of changes in equity and the financial highlights present fairly, in all material respects, the financial position of NML Variable Annuity Account A and its Small Cap Growth Stock Division, T. Rowe Price Small Cap Value Division, Aggressive Growth Stock Division, International Growth Stock Division, Franklin Templeton International Equity Division, Index 400 Stock Division, Growth Stock Division, J.P. Morgan Select Growth & Income Stock Division, Capital Guardian Domestic Equity Division, Index 500 Stock Division, Asset Allocation Division, Balanced Division, High Yield Bond Division, Select Bond Division, Money Market Division, Russell Multi-Style Equity Division, Russell Aggressive Equity Division, Russell Non-U.S. Division, Russell Real Estate Securities Division and Russell Core Bond Division at December 31, 2002 and 2001, and the results of each of their operations, the changes in each of their equity and their financial highlights for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as "financial statements") are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of securities owned at December 31, 2002 and 2001 with Northwestern Mutual Series Fund, Inc. and the Russell Insurance Funds, provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------
Milwaukee, Wisconsin
January 30, 2003

                         NML VARIABLE ANNUITY ACCOUNT C
                      STATEMENTS OF ASSETS AND LIABILITIES
                                 (IN THOUSANDS)

                                                           DECEMBER 31
                                                    --------------------------
                                                       2002           2001
                                                    -----------    -----------
                                     ASSETS
Investments at Market Value:
Northwestern Mutual Series Fund, Inc.
   Small Cap Growth Stock
      2002: 11,605 shares (cost $21,588).........   $    16,885
      2001: 11,812 shares (cost $22,806).........                  $    21,098
   T. Rowe Price Small Cap Value#
      2002: 476 shares (cost $493) ..............           454
      2001: 162 shares (cost $159) ..............                          165
   Aggressive Growth Stock
      2002: 32,817 shares (cost $112,089) .......        71,638
      2001: 39,756 shares (cost $140,948) .......                      112,232
   International Growth Stock#
      2002: 73 shares (cost $68) ................            58
      2001: 41 shares (cost $39) ................                           38
   Franklin Templeton International Equity
      2002: 34,186 shares (cost $44,997) ........        35,006
      2001: 38,694 shares (cost $58,397) ........                       48,902
   Index 400 Stock
      2002: 15,253 shares (cost $17,298) ........        14,520
      2001: 15,015 shares (cost $17,465) ........                       16,849
   Growth Stock
      2002: 14,018 shares (cost $31,269) ........        22,261
      2001: 16,290 shares (cost $37,853) ........                       33,016
   J.P. Morgan Select Growth and Income Stock
      2002: 15,981 shares (cost $22,258) ........        13,872
      2001: 20,895 shares (cost $30,763) ........                       25,473
   Capital Guardian Domestic Equity#
      2002: 765 shares (cost $646) ..............           580
      2001: 216 shares (cost $204) ..............                          211
   Index 500 Stock
      2002: 35,907 shares (cost $97,006) ........        77,810
      2001: 47,737 shares (cost $124,634) .......                      131,489
   Asset Allocation#
      2002: 1,738 shares (cost $1,612) ..........         1,491
      2001: 47 shares (cost $45) ................                           46
   Balanced
      2002: 50,686 shares (cost $95,393) ........        82,213
      2001: 63,722 shares (cost $122,051) .......                      115,972
   High Yield Bond
      2002: 6,917 shares (cost $4,705) ..........         3,894
      2001: 7,061 shares (cost $5,126) ..........                        4,583
   Select Bond
      2002: 15,390 shares (cost $18,303) ........        19,561
      2001: 14,446 shares (cost $16,739) ........                       17,379
   Money Market
      2002: 10,973 shares (cost $10,973) ........        10,973
      2001: 15,185 shares (cost $15,185) ........                       15,185

                                                                                           DECEMBER 31
                                                                                    --------------------------
                                                                                       2002           2001
                                                                                    -----------    -----------
Russell Insurance Funds
   Multi-Style Equity
      2002: 83 shares (cost $1,140) ............................................            751
      2001: 118 shares (cost $1,766) ...........................................                         1,403
   Aggressive Equity
      2002: 57 shares (cost $688) ..............................................            527
      2001: 62 shares (cost $778) ..............................................                           710
   Non-U.S
      2002: 73 shares (cost $800) ..............................................            527
      2001: 78 shares (cost $957) ..............................................                           672
   Real Estate Securities
      2002: 910 shares (cost $9,865) ...........................................          9,566
      2001: 614 shares (cost $6,485) ...........................................                         6,600
   Core Bond
      2002: 77 shares (cost $796) ..............................................            804
      2001: 78 shares (cost $798) ..............................................                           793

Due from Sales of Fund Shares ..................................................              0             13
Due from Northwestern Mutual Life Insurance Company ............................             67             37
                                                                                    -----------    -----------
      Total Assets .............................................................        383,458        552,866
                                                                                    -----------    -----------

                                         LIABILITIES AND EQUITY

LIABILITIES
Due to Northwestern Mutual Life Insurance Company...............................    $         6    $        13
Due on Purchase of Fund Shares .................................................              0             37
                                                                                    -----------    -----------
      Total Liabilities ........................................................              6             50
                                                                                    -----------    -----------

EQUITY
Group Variable Annuity Contracts Issued:
   Before December 17, 1981 or between April 30, 1984 and December 31, 1991 ....        287,155        390,128
   After December 16, 1981 and Prior to May 1, 1984 ............................          2,947          3,636
   After December 31, 1991 - Front Load Version ................................         20,761         29,953
   After December 31, 1991 - Simplified Load Version ...........................         72,589        129,099
                                                                                    -----------    -----------
      Total Equity .............................................................        383,452        552,816
                                                                                    -----------    -----------
      Total Liabilities and Equity..............................................    $   383,458    $   552,866
                                                                                    ===========    ===========

----------

#      The initial investment was made on July 31, 2001.


    The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT C
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                            COMBINED                        SMALL CAP GROWTH STOCK DIVISION
                                             ----------------------------------------   ------------------------------------------
                                             YEAR ENDED    YEAR ENDED    YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                             DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 2002         2001           2000           2002           2001           2000
                                             ------------  ------------  ------------   ------------   ------------   ------------
Investment Income
   Dividend Income ........................  $      9,117  $     54,521  $     54,949   $         32   $          2   $         99
   Annuity Rate and Expense Guarantees ....        (1,432)       (2,007)       (2,896            (25)           (28)           (26)
                                             ------------  ------------  ------------   ------------   ------------   ------------
Net Investment Income (Loss) ..............         7,685        52,514        52,053              7            (26)            73
                                             ------------  ------------  ------------   ------------   ------------   ------------

Realized and Unrealized Gain (Loss)
 on Investments
   Realized Gain (Loss) on Investments ....       (35,241)        8,705        54,861         (1,245)          (886)
                                                                                                                               295
   Unrealized Appreciation (Depreciation)
      During the Year .....................       (58,211)     (133,527)     (121,850)        (2,995)           (14)        (1,897)
                                             ------------  ------------  ------------   ------------   ------------   ------------
Net Gain (Loss) on Investments ............       (93,452)     (124,822)      (66,989)        (4,240)          (900)        (1,602)
                                             ------------  ------------  ------------   ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .......  $    (85,767) $    (72,308) $    (14,936)  $     (4,233)  $       (926)  $     (1,529)
                                             ============  ============  ============   ============   ============   ============

                                                  T. ROWE PRICE
                                            SMALL CAP VALUE DIVISION #       AGGRESSIVE GROWTH STOCK DIVISION
                                           ---------------------------  ------------------------------------------
                                           YEAR ENDED     PERIOD ENDED  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001         2002            2001           2000
                                           ------------   ------------  ------------   ------------   ------------
Investment Income
   Dividend Income ......................  $          2   $         --  $         90   $     27,284   $     20,221
   Annuity Rate and Expense Guarantees ..            (5)            --          (231)          (358)          (614)
                                           ------------   ------------  ------------   ------------   ------------
Net Investment Income (Loss) ............            (3)            --          (141)        26,926         19,607
                                           ------------   ------------  ------------   ------------   ------------

Realized and Unrealized Gain (Loss)
 on Investments
   Realized Gain (Loss) on Investments ..           (27)            --       (10,519)           511          9,000
   Unrealized Appreciation (Depreciation)
      During the Year ...................           (44)             5       (11,735)       (58,412)       (20,677)
                                           ------------   ------------  ------------   ------------   ------------
Net Gain (Loss) on Investments ..........           (71)             5       (22,254)       (57,901)       (11,677)
                                           ------------   ------------  ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .....  $        (74)  $          5  $    (22,395)  $    (30,975)  $      7,930
                                           ============   ============  ============   ============   ============


                                           INTERNATIONAL GROWTH STOCK         FRANKLIN TEMPLETON INTERNATIONAL
                                                   DIVISION #                         EQUITY DIVISION
                                           ---------------------------   ------------------------------------------
                                           YEAR ENDED     PERIOD ENDED   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001           2002           2001           2000
                                           ------------   ------------   ------------   ------------   ------------
Investment Income
   Dividend Income ......................  $         --   $         --   $        906   $      5,914   $      5,036
   Annuity Rate and Expense Guarantees ..            --             --            (78)          (121)          (186)
                                           ------------   ------------   ------------   ------------   ------------
Net Investment Income (Loss) ............            --             --            828          5,793          4,850
                                           ------------   ------------   ------------   ------------   ------------

Realized and Unrealized Gain (Loss)
 on Investments
   Realized Gain (Loss) on Investments ..           (42)            --         (8,378)        (6,258)         3,131
   Unrealized Appreciation (Depreciation)
      During the Year ...................            (8)            (2)          (496)        (8,375)        (8,616)
                                           ------------   ------------   ------------   ------------   ------------
Net Gain (Loss) on Investments ..........           (50)            (2)        (8,874)       (14,633)        (5,485)
                                           ------------   ------------   ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .....  $        (50)  $         (2)  $     (8,046)  $     (8,840)  $       (635)
                                           ============   ============   ============   ============   ============

----------

#      The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT C
                       STATEMENTS OF OPERATIONS CONTINUED
                                 (IN THOUSANDS)

                                                   INDEX 400 STOCK DIVISION                       GROWTH STOCK DIVISION
                                           ------------------------------------------   ------------------------------------------
                                           YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001           2000           2002           2001           2000
                                           ------------   ------------   ------------   ------------   ------------   ------------
Investment Income
   Dividend Income ......................  $        140   $        194   $      1,180   $        330   $      1,614   $      2,101
   Annuity Rate and Expense Guarantees ..           (20)           (19)           (11)           (77)          (111)          (152)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Investment Income (Loss) ............           120            175          1,169            253          1,503          1,949
                                           ------------   ------------   ------------   ------------   ------------   ------------

Realized and Unrealized Gain (Loss)
 on Investments
   Realized Gain (Loss) on Investments ..          (823)          (575)            98         (2,757)           777          2,717
   Unrealized Appreciation (Depreciation)
      During the Year ...................        (2,160)           275           (923)        (4,172)        (8,402)        (5,875)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Gain (Loss) on Investments ..........        (2,983)          (300)          (825)        (6,929)        (7,625)        (3,158)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .....  $     (2,863)  $       (125)  $        344   $     (6,676)  $     (6,122)  $     (1,209)
                                           ============   ============   ============   ============   ============   ============

                                                      J.P. MORGAN SELECT
                                                       GROWTH AND INCOME                 CAPITAL GUARDIAN DOMESTIC
                                                         STOCK DIVISION                      EQUITY DIVISION #
                                           -------------------------------------------  ---------------------------
                                           YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     PERIOD ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001           2000           2002           2001
                                           ------------   ------------   ------------   ------------   ------------
Investment Income
   Dividend Income ......................  $        180   $        957   $      2,123   $          7   $         --
   Annuity Rate and Expense Guarantees ..           (78)          (124)          (178)            (3)            --
                                           ------------   ------------   ------------   ------------   ------------
Net Investment Income (Loss) ............           102            833          1,945              4             --
                                           ------------   ------------   ------------   ------------   ------------

Realized and Unrealized Gain (Loss)
 on Investments
   Realized Gain (Loss) on Investments ..        (3,735)          (545)          (276)            (8)            --
   Unrealized Appreciation (Depreciation)
      During the Year ...................        (3,096)        (2,643)        (4,224)           (72)             6
                                           ------------   ------------   ------------   ------------   ------------
Net Gain (Loss) on Investments ..........        (6,831)        (3,188)        (4,500)           (80)             6
                                           ------------   ------------   ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .....  $     (6,729)  $     (2,355)  $     (2,555)  $        (76)  $          6
                                           ============   ============   ============   ============   ============

                                                              INDEX 500 STOCK DIVISION           ASSET ALLOCATION DIVISION #
                                                    ------------------------------------------   ---------------------------
                                                    PERIOD ENDED    YEAR ENDED    YEAR ENDED     YEAR ENDED     PERIOD ENDED
                                                    DECEMBER 31,    DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        2002           2001           2000           2002           2001
                                                    ------------   ------------   ------------   ------------   ------------
Investment Income
   Dividend Income ...............................  $      1,468   $      6,550   $      8,370   $         24   $         --
   Annuity Rate and Expense Guarantees ...........          (259)          (420)          (688)            (8)            --
                                                    ------------   ------------   ------------   ------------   ------------
Net Investment Income (Loss) .....................         1,209          6,130          7,682             16             --
                                                    ------------   ------------   ------------   ------------   ------------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments ...........        (2,524)        12,916         27,391            (23)            --
   Unrealized Appreciation (Depreciation)
      During the Year ............................       (26,051)       (39,298)       (53,361)          (121)            --
                                                    ------------   ------------   ------------   ------------   ------------
Net Gain (Loss) on Investments ...................       (28,575)       (26,382)       (25,970)          (144)            --
                                                    ------------   ------------   ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity ..............  $    (27,366)  $    (20,252)  $    (18,288)  $       (128)  $         --
                                                    ============   ============   ============   ============   ============

----------
#      The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT C
                       STATEMENTS OF OPERATIONS CONTINUED
                                 (IN THOUSANDS)

                                                       BALANCED DIVISION                         HIGH YIELD BOND DIVISION
                                           ------------------------------------------   ------------------------------------------
                                            YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001           2000           2002           2001           2000
                                           ------------   ------------   ------------   ------------   ------------   ------------
Investment Income
   Dividend Income ......................  $      3,922   $      9,705   $     12,909   $        415   $        487   $        558
   Annuity Rate and Expense Guarantees ..          (356)          (497)          (688)           (15)           (22)           (30)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Investment Income (Loss) ............         3,566          9,208         12,221            400            465            528
                                           ------------   ------------   ------------   ------------   ------------   ------------

Realized and Unrealized Gain (Loss)
 on Investments
   Realized Gain (Loss) on Investments ..        (5,135)         3,486         14,398           (278)          (737)
                                                                                                                            (1,290)
   Unrealized Appreciation (Depreciation)
      During the Year ...................        (7,102)       (17,384)       (27,427)          (267)           448            501
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Gain (Loss) on Investments ..........       (12,237)       (13,898)       (13,029)          (545)          (289)          (789)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .....  $     (8,671)  $     (4,690)  $       (808)  $       (145)  $        176   $       (261)
                                           ============   ============   ============   ============   ============   ============


                                                      SELECT BOND DIVISION                       MONEY MARKET DIVISION
                                           ------------------------------------------   ------------------------------------------
                                           YEAR ENDED     YEAR ENDED     YEAR ENDED      YEAR ENDED    YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                               2002           2001           2000           2002           2001           2000
                                           ------------   ------------   ------------   ------------   ------------   ------------
Investment Income
   Dividend Income ......................  $        863   $        911   $      1,093   $        221   $        523   $        971
   Annuity Rate and Expense Guarantees ..           (93)           (99)          (109)          (144)          (163)          (174)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Investment Income (Loss) ............           770            812            984             77            360            797
                                           ------------   ------------   ------------   ------------   ------------   ------------

Realized and Unrealized Gain (Loss)
 on Investments
   Realized Gain (Loss) on Investments ..           541             32           (655)            --             --             --
   Unrealized Appreciation (Depreciation)
      During the Year ...................           617            578          1,084             --             --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Gain (Loss) on Investments ..........         1,158            610            429             --             --             --
                                           ------------   ------------   ------------   ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .....  $      1,928   $      1,422   $      1,413   $         77   $        360   $        797
                                           ============   ============   ============   ============   ============   ============

                                               RUSSELL MULTI-STYLE EQUITY DIVISION          RUSSELL AGGRESSIVE EQUITY DIVISION
                                           ------------------------------------------   ------------------------------------------
                                            YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001           2000           2002           2001           2000
                                           ------------   ------------   ------------   ------------   ------------   ------------
Investment Income
   Dividend Income ......................  $          7   $         37   $         79   $         --   $          1   $         74
   Annuity Rate and Expense Guarantees ..           (10)           (14)           (19)            (7)            (7)            (7)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Investment Income (Loss) ............            (3)            23             60             (7)            (6)            67
                                           ------------   ------------   ------------   ------------   ------------   ------------

Realized and Unrealized Gain (Loss)
 on Investments
   Realized Gain (Loss) on Investments ..          (274)          (120)           (20)           (35)           (17)
                                                                                                                                24
   Unrealized Appreciation (Depreciation)
      During the Year ...................           (26)          (144)          (282)           (93)             9           (103)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Gain (Loss) on Investments ..........          (300)          (264)          (302)          (128)            (8)           (79)
                                           ------------   ------------   ------------   ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .....  $       (303)  $       (241)  $       (242)  $       (135)  $        (14)  $        (12)
                                           ============   ============   ============   ============   ============   ============

                         NML VARIABLE ANNUITY ACCOUNT C
                       STATEMENTS OF OPERATIONS CONTINUED
                                 (IN THOUSANDS)

                                                   RUSSELL NON-U.S. DIVISION             RUSSELL REAL ESTATE SECURITIES DIVISION
                                           ------------------------------------------   ------------------------------------------
                                           YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001           2000           2002           2001           2000
                                           ------------   ------------   ------------   ------------   ------------   ------------
Investment Income
   Dividend Income ......................  $          9   $          4   $         61   $        481   $        290   $         52
   Annuity Rate and Expense Guarantees ..            (6)            (8)            (8)           (11)            (9)            (2)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Investment Income (Loss) ............             3             (4)            53            470            281             50
                                           ------------   ------------   ------------   ------------   ------------   ------------

Realized and Unrealized Gain (Loss)
 on Investments
   Realized Gain (Loss) on Investments ..          (107)           (33)            15            101            140
                                                                                                                                36
   Unrealized Appreciation (Depreciation)
      During the Year ...................            13           (158)          (199)          (414)            (4)           126
                                           ------------   ------------   ------------   ------------   ------------   ------------
Net Gain (Loss) on Investments ..........           (94)          (191)          (184)          (313)           136            162
                                           ------------   ------------   ------------   ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .....  $        (91)  $       (195)  $       (131)  $        157   $        417   $        212
                                           ============   ============   ============   ============   ============   ============

                                                                           RUSSELL CORE BOND DIVISION
                                                                   ------------------------------------------
                                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                        2002          2001           2000
                                                                   ------------   ------------   ------------
Investment Income
   Dividend Income ..............................................  $         20   $         48   $         22
   Annuity Rate and Expense Guarantees ..........................            (6)            (7)            (4)
                                                                   ------------   ------------   ------------
Net Investment Income (Loss) ....................................            14             41             18
                                                                   ------------   ------------   ------------

Realized and Unrealized Gain (Loss) on Investments
   Realized Gain (Loss) on Investments ..........................            27             14             (3)
   Unrealized Appreciation (Depreciation)
      During the Year ...........................................            11            (12)            23
                                                                   ------------   ------------   ------------
Net Gain (Loss) on Investments ..................................            38              2             20
                                                                   ------------   ------------   ------------

Increase (Decrease) in Equity
   Derived from Investment Activity .............................  $         52   $         43   $         38
                                                                   ============   ============   ============


    The Accompanying Notes are an Integral Part of the Financial Statements.

                         NML VARIABLE ANNUITY ACCOUNT C
                         STATEMENTS OF CHANGES IN EQUITY
                                 (IN THOUSANDS)

                                                           COMBINED                          SMALL CAP GROWTH STOCK DIVISION
                                          ------------------------------------------   ------------------------------------------
                                          YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              2002           2001           2000           2002           2001           2000
                                          ------------   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income (Loss) ........  $      7,685   $     52,514   $     52,053   $          7   $        (26)  $         73
   Net Realized Gain (Loss) ............       (35,241)         8,705         54,861         (1,245)          (886)           295
   Net Change in Unrealized
      Appreciation (Depreciation) ......       (58,211)      (133,527)      (121,850)        (2,995)           (14)        (1,897)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ....       (85,767)       (72,308)       (14,936)        (4,233)          (926)        (1,529)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment ........        78,994         90,774        103,967          3,161          3,160          4,045
   Annuity Payments ....................           (58)           (64)           (75)            --             --             --
   Surrenders and Other (Net) ..........      (160,876)      (140,073)      (135,735)        (3,415)        (3,044)          (373)
   Transfers from Other Divisions
     or Sponsors .......................        49,213         55,326         91,474          3,066          4,837         17,508
   Transfers to Other Divisions
    or Sponsors ........................       (50,870)       (53,674)       (92,576)        (2,791)        (2,967)          (562)
                                          ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ....       (83,597)       (47,711)       (32,945)            21          1,986         20,618
                                          ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ......      (169,364)      (120,019)       (47,881)        (4,212)         1,060         19,089
Equity:
   Beginning of Period .................       552,816        672,835        720,716         21,098         20,038            949
                                          ------------   ------------   ------------   ------------   ------------   ------------
   End of Period .......................  $    383,452   $    552,816   $    672,835   $     16,886   $     21,098   $     20,038
                                          ============   ============   ============   ============   ============   ============


                                                 T. ROWE PRICE
                                           SMALL CAP VALUE DIVISION #       AGGRESSIVE GROWTH STOCK DIVISION
                                          ---------------------------  ------------------------------------------
                                          YEAR ENDED     PERIOD ENDED  YEAR ENDED     YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              2002           2001          2002           2001           2000
                                          ------------   ------------  ------------   ------------   ------------
Operations:
   Net Investment Income (Loss) ........  $         (3)  $         --  $       (141)  $     26,926   $     19,607
   Net Realized Gain (Loss) ............           (27)            --       (10,519)           511          9,000
   Net Change in Unrealized
      Appreciation (Depreciation) ......           (44)             5       (11,735)       (58,412)       (20,677)
                                          ------------   ------------  ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ....           (74)             5       (22,395)       (30,975)         7,930
                                          ------------   ------------  ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment ........            96             94         9,670         13,427         23,615
   Annuity Payments ....................            --             --            --             (3)            (5)
   Surrenders and Other (Net) ..........           (78)            --       (23,497)       (23,656)       (20,763)
   Transfers from Other Divisions
     or Sponsors .......................           592             66         2,021          4,001         16,356
   Transfers to Other Divisions
     or Sponsors .......................          (247)            --        (6,377)        (7,931)        (9,504)
                                          ------------   ------------  ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ....           363            160       (18,183)       (14,162)         9,699
                                          ------------   ------------  ------------   ------------   ------------
Net Increase (Decrease) in Equity ......           289            165       (40,578)       (45,137)        17,629
Equity:
   Beginning of Period .................           165             --       112,232        157,369        139,740
                                          ------------   ------------  ------------   ------------   ------------
   End of Period .......................  $        454   $        165  $     71,654   $    112,232   $    157,369
                                          ============   ============  ============   ============   ============

----------
#      The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT C
                    STATEMENTS OF CHANGES IN EQUITY CONTINUED
                                 (IN THOUSANDS)

                                                          INTERNATIONAL GROWTH           FRANKLIN TEMPLETON INTERNATIONAL
                                                            STOCK DIVISION #                      EQUITY DIVISION
                                                    ----------------------------    --------------------------------------------
                                                     YEAR ENDED     PERIOD ENDED     YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                        2002           2001             2002            2001           2000
                                                    ------------    ------------    ------------    ------------    ------------
Operations:
   Net Investment Income (Loss) .................   $         --    $         --    $        828    $      5,793    $      4,850
   Net Realized Gain (Loss) .....................            (42)             --          (8,378)         (6,258)          3,131
   Net Change in Unrealized
      Appreciation (Depreciation) ...............             (8)             (2)           (496)         (8,375)         (8,616)
                                                    ------------    ------------    ------------    ------------    ------------
Increase (Decrease) in Equity
   Derived from Investment Activity .............            (50)             (2)         (8,046)         (8,840)           (635)
                                                    ------------    ------------    ------------    ------------    ------------
Equity Transactions:
   Contract Owners' Net Payment .................             67              11          30,003          27,273          22,162
   Annuity Payments .............................             --              --              (2)             (2)             (2)
   Surrenders and Other (Net) ...................            (10)             --         (39,024)        (32,422)        (22,407)
   Transfers from Other Divisions or Sponsors ...            159              29           6,265           2,545           9,389
   Transfers to Other Divisions or Sponsors .....           (145)             --          (3,090)         (5,144)         (7,571)
                                                    ------------    ------------    ------------    ------------    ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions .............             71              40          (5,848)         (7,750)          1,571
                                                    ------------    ------------    ------------    ------------    ------------
Net Increase (Decrease) in Equity ...............             21              38         (13,894)        (16,590)            936
Equity:
   Beginning of Period ..........................             38              --          48,902          65,492          64,556
                                                    ------------    ------------    ------------    ------------    ------------
   End of Period ................................   $         59    $         38    $     35,008    $     48,902    $     65,492
                                                    ============    ============    ============    ============    ============

                                                  INDEX 400 STOCK DIVISION                     GROWTH STOCK DIVISION
                                         ------------------------------------------   ------------------------------------------
                                          YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             2002           2001          2000            2002           2001           2000
                                         ------------   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income (Loss) .......  $        120   $        175   $      1,169   $        253   $      1,503   $      1,949
   Net Realized Gain (Loss) ...........          (823)          (575)            98         (2,757)           777          2,717
   Net Change in Unrealized
      Appreciation (Depreciation) .....        (2,160)           275           (923)        (4,172)        (8,402)        (5,875)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ...        (2,863)          (125)           344         (6,676)        (6,122)        (1,209)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment .......         2,788          3,343            881          3,727          4,918          6,941
   Annuity Payments ...................            (1)            --             --             (3)            (4)            (4)
   Surrenders and Other (Net) .........        (3,440)        (2,104)          (366)        (6,378)        (6,927)        (6,269)
   Transfers from Other Divisions
     or Sponsors ......................         2,998          6,318         10,283          2,570          2,504          6,640
   Transfers to Other Divisions
     or Sponsors ......................        (1,810)        (1,982)          (217)        (3,995)        (4,049)        (3,179)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ...           535          5,575         10,581         (4,079)        (3,558)         4,129
                                         ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity .....        (2,328)         5,450         10,925        (10,755)        (9,680)         2,920
Equity:
   Beginning of Period ................        16,849         11,399            474         33,016         42,696         39,776
                                         ------------   ------------   ------------   ------------   ------------   ------------
   End of Period ......................  $     14,521   $     16,849   $     11,399   $     22,261   $     33,016   $     42,696
                                         ============   ============   ============   ============   ============   ============

----------
#        The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT C
                    STATEMENTS OF CHANGES IN EQUITY CONTINUED
                                 (IN THOUSANDS)

                                                     J.P. MORGAN SELECT GROWTH AND INCOME        CAPITAL GUARDIAN DOMESTIC
                                                                 STOCK DIVISION                       EQUITY DIVISION #
                                                   ------------------------------------------   ---------------------------
                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED    PERIOD ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       2002           2001           2000           2002           2001
                                                   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income (Loss) .................  $        102   $        833   $      1,945   $          4   $         --
   Net Realized Gain (Loss) .....................        (3,735)          (545)          (276)            (8)            --
   Net Change in Unrealized
      Appreciation (Depreciation) ...............        (3,096)        (2,643)        (4,224)           (72)             6
                                                   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity .............        (6,729)        (2,355)        (2,555)           (76)             6
                                                   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment .................         2,377          3,353          4,010             62            103
   Annuity Payments .............................            --             --             --             --             --
Surrenders and Other (Net) ......................        (5,579)        (5,302)        (6,461)           (55)            --
   Transfers from Other Divisions or Sponsors ...           973          2,133          2,472            509            102
   Transfers to Other Divisions or Sponsors .....        (2,644)        (2,079)        (8,848)           (67)            --
                                                   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions .............        (4,873)        (1,895)        (8,827)           449            205
                                                   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ...............       (11,602)        (4,250)       (11,382)           373            211
Equity:
   Beginning of Period ..........................        25,473         29,723         41,105            211             --
                                                   ------------   ------------   ------------   ------------   ------------
   End of Period ................................  $     13,871   $     25,473   $     29,723   $        584   $        211
                                                   ============   ============   ============   ============   ============

                                                            INDEX 500 STOCK DIVISION            ASSET ALLOCATION DIVISION #
                                                   ------------------------------------------   ---------------------------
                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED    PERIOD ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       2002           2001           2000           2002           2001
                                                   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income (Loss) .................  $      1,209   $      6,130   $      7,682   $         16   $         --
   Net Realized Gain (Loss) .....................        (2,524)        12,916         27,391            (23)            --
   Net Change in Unrealized
      Appreciation (Depreciation) ...............       (26,051)       (39,298)       (53,361)          (121)            --
                                                   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity .............       (27,366)       (20,252)       (18,288)          (128)            --
                                                   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment .................        10,129         15,810         20,521            185             15
   Annuity Payments .............................            (3)            (4)            (5)           (10)            --
   Surrenders and Other (Net) ...................       (31,783)       (31,233)       (31,320)            (9)            --
   Transfers from Other Divisions or Sponsors ...         1,762          4,024          6,728          1,406             31
   Transfers to Other Divisions or Sponsors .....        (6,390)       (10,254)       (24,313)            --             --
                                                   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions .............       (26,285)       (21,657)       (28,389)         1,572             46
                                                   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ...............       (53,651)       (41,909)       (46,677)         1,444             46
Equity:
   Beginning of Period ..........................       131,489        173,398        220,075             46             --
                                                   ------------   ------------   ------------   ------------   ------------
   End of Period ................................  $     77,838   $    131,489   $    173,398   $      1,490   $         46
                                                   ============   ============   ============   ============   ============

----------
#        The initial investment in this Division was made on July 31, 2001.

                         NML VARIABLE ANNUITY ACCOUNT C
                    STATEMENTS OF CHANGES IN EQUITY CONTINUED
                                 (IN THOUSANDS)

                                                    BALANCED DIVISION                         HIGH YIELD BOND DIVISION
                                        ------------------------------------------   ------------------------------------------
                                         YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            2002           2001           2000           2002           2001           2000
                                        ------------   ------------   ------------   ------------   ------------   ------------
Operations:
Net Investment Income (Loss) .........  $      3,566   $      9,208   $     12,221   $        400   $        465   $        528
Net Realized Gain (Loss) .............        (5,135)         3,486         14,398           (278)          (737)        (1,290)
Net Change in Unrealized
   Appreciation (Depreciation)  ......        (7,102)       (17,384)       (27,427)          (267)           448            501
                                        ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ..        (8,671)        (4,690)          (808)          (145)           176           (261)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment ......         6,606          8,917         13,295            531          1,643            698
   Annuity Payments ..................           (26)           (28)           (37)            (1)            (1)            (1)
   Surrenders and Other (Net) ........       (24,451)       (18,268)       (26,734)        (1,020)        (2,091)        (1,212)
   Transfers from Other Divisions
    or Sponsors ......................         4,001          3,462          2,847            709          2,647            669
   Transfers to Other Divisions
    or Sponsors ......................       (11,207)        (9,430)       (19,997)          (763)        (2,030)        (2,034)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ..       (25,077)       (15,347)       (30,626)          (544)           168         (1,880)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ....       (33,748)       (20,037)       (31,434)          (689)           344         (2,141)
Equity:
   Beginning of Period ...............       115,972        136,009        167,443          4,583          4,239          6,380
                                        ------------   ------------   ------------   ------------   ------------   ------------
   End of Period .....................  $     82,224   $    115,972   $    136,009   $      3,894   $      4,583   $      4,239
                                        ============   ============   ============   ============   ============   ============

                                                   SELECT BOND DIVISION                        MONEY MARKET DIVISION
                                        ------------------------------------------   ------------------------------------------
                                         YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            2002           2001           2000           2002           2001           2000
                                        ------------   ------------   ------------   ------------   ------------   ------------

Operations:
   Net Investment Income (Loss) ......  $        770   $        812   $        984   $         77   $        360   $        797
   Net Realized Gain (Loss) ..........           541             32           (655)            --             --             --
   Net Change in Unrealized
      Appreciation (Depreciation) ....           617            578          1,084             --             --             --
                                        ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ..         1,928          1,422          1,413             77            360           7979
                                        ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment ......         2,853          2,126          2,655          4,425          4,807          4,448
   Annuity Payments ..................            (6)            (5)            (4)            (5)           (17)           (17)
   Surrenders and Other (Net) ........        (5,251)        (3,607)        (4,440)       (13,638)       (10,053)       (14,734)
   Transfers from Other Divisions
    or Sponsors ......................         6,188          5,722          2,504         10,654         12,104         11,630
   Transfers to Other Divisions
    or Sponsors ......................        (3,530)        (2,306)        (5,638)        (5,725)        (4,118)        (9,596)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ..           254          1,930         (4,923)        (4,289)         2,723         (8,269)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ....         2,182         (3,352)        (3,510)        (4,212)         3,083         (7,472)
Equity:
   Beginning of Period ...............        17,379         14,027         17,537         15,185         12,102         19,574
                                        ------------   ------------   ------------   ------------   ------------   ------------
   End of Period .....................  $     19,561   $     17,379   $     14,027   $     10,973   $     15,185   $     12,102
                                        ============   ============   ============   ============   ============   ============

                         NML VARIABLE ANNUITY ACCOUNT C
                    STATEMENTS OF CHANGES IN EQUITY CONTINUED
                                 (IN THOUSANDS)

                                             RUSSELL MULTI-STYLE EQUITY DIVISION          RUSSELL AGGRESSIVE EQUITY DIVISION
                                         ------------------------------------------   ------------------------------------------
                                          YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                             2002           2001           2000           2002          2001           2000
                                         ------------   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income (Loss) .......  $         (3)  $         23   $         60   $         (7)  $         (6)  $         67
   Net Realized Gain (Loss) ...........          (274)          (120)           (20)           (35)           (17)            24
   Net Change in Unrealized
      Appreciation (Depreciation) .....           (26)          (144)          (282)           (93)             9           (103)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ...          (303)          (241)          (242)          (135)           (14)           (12)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment .......           312            228            210             92            120            133
   Annuity Payments ...................            --             --             --             --             --             --
   Surrenders and Other (Net) .........          (345)          (119)          (243)          (145)           (72)          (170)
Transfers from Other Divisions
 or Sponsors ..........................            90             61            672             67             84            472
   Transfers to Other Divisions
    or Sponsors .......................          (406)          (271)          (357)           (62)           (51)          (131)
                                         ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ...          (349)          (101)           282            (48)            81            304
                                         ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity .....          (652)          (342)            40           (183)            67            292
Equity:
   Beginning of Period ................         1,403          1,745          1,705            710            643            351
                                         ------------   ------------   ------------   ------------   ------------   ------------
   End of Period ......................  $        751   $      1,403   $      1,745   $        527   $        710   $        643
                                         ============   ============   ============   ============   ============   ============

                                                 RUSSELL NON-U.S. DIVISION             RUSSELL REAL ESTATE SECURITIES DIVISION
                                        ------------------------------------------   ------------------------------------------
                                         YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            2002           2001           2000           2002           2001           2000
                                        ------------   ------------   ------------   ------------   ------------   ------------
Operations:
   Net Investment Income (Loss) ......  $          3   $         (4)  $         53   $        470   $        281   $         50
   Net Realized Gain (Loss) ..........          (107)           (33)            15            101            140             36
   Net Change in Unrealized
      Appreciation (Depreciation) ....            13           (158)          (199)          (414)            (4)           126
                                        ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity ..           (91)          (195)          (131)           157            417            212
                                        ------------   ------------   ------------   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment ......            85            114            125          1,725          1,245            151
   Annuity Payments ..................            --             --             --             (1)            --             --
   Surrenders and Other (Net) ........          (147)           (86)          (152)        (2,490)        (1,081)           (48)
Transfers from Other Divisions
 or Sponsors .........................           109             21            516          4,673          4,382          2,707
   Transfers to Other Divisions
    or Sponsors ......................          (101)            --           (105)        (1,098)        (1,014)          (473)
                                        ------------   ------------   ------------   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions ..           (54)            49            384          2,809          3,532          2,337
                                        ------------   ------------   ------------   ------------   ------------   ------------
Net Increase (Decrease) in Equity ....          (145)          (146)           253          2,966          3,949          2,549
Equity:
   Beginning of Period ...............           672            818            565          6,600          2,651            102
                                        ------------   ------------   ------------   ------------   ------------   ------------
   End of Period .....................  $        527   $        672   $        818   $      9,566   $      6,600   $      2,651
                                        ============   ============   ============   ============   ============   ============

                         NML VARIABLE ANNUITY ACCOUNT C
                    STATEMENTS OF CHANGES IN EQUITY CONTINUED
                                 (IN THOUSANDS)

                                                           RUSSELL CORE BOND DIVISION
                                                   ------------------------------------------
                                                    YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       2002           2001           2000
                                                   ------------   ------------   ------------
Operations:
   Net Investment Income (Loss) .................  $         14   $         41   $         18
   Net Realized Gain (Loss) .....................            27             14             (3)
   Net Change in Unrealized
      Appreciation (Depreciation) ...............            11            (12)            23
                                                   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Investment Activity .............            52             43             38
                                                   ------------   ------------   ------------
Equity Transactions:
   Contract Owners' Net Payment .................           100             67             77
   Annuity Payments .............................            --             --             --
   Surrenders and Other (Net) ...................          (121)            (8)           (43)
   Transfers from Other Divisions or Sponsors ...           401            253             81
   Transfers to Other Divisions or Sponsors .....          (422)           (48)           (51)
                                                   ------------   ------------   ------------
Increase (Decrease) in Equity
   Derived from Equity Transactions .............           (42)           264             64
                                                   ------------   ------------   ------------
Net Increase (Decrease) in Equity ...............            10            307            102
Equity:
   Beginning of Period ..........................           793            486            384
                                                   ------------   ------------   ------------
   End of Period ................................  $        803   $        793   $        486
                                                   ============   ============   ============


    The Accompanying Notes are an Integral Part of the Financial Statements.

                              FINANCIAL HIGHLIGHTS
                         NML VARIABLE ANNUITY ACCOUNT C
                   (FOR A UNIT OUTSTANDING DURING THE PERIOD)

                                                                          DIVIDEND
                                                                          INCOME AS
                                                                           A % OF
                                                      UNIT VALUE         AVERAGE NET    EXPENSE RATIO        TOTAL RETURN(2)
DIVISION                                          LOWEST TO HIGHEST        ASSETS     LOWEST TO HIGHEST     LOWEST TO HIGHEST
--------                                       ------------------------  -----------  -----------------   ----------------------

Small Cap Growth Stock
   Year Ended 12/31/02......................   $1.489185 to $ 15.591407     0.16%      0.00% to 1.25%       (19.44%) to (18.42%)
   Year Ended 12/31/01......................   $1.848493 to $ 19.112629     0.01%      0.00% to 1.25%        (4.97%) to  (3.76%)
T. Rowe Price Small Cap Value(1) ...........
   Year Ended 12/31/02......................   $0.943905 to $  9.607906     0.49%      0.00% to 1.25%        (6.75%) to  (5.58%)
   Period Ended 12/31/01....................   $1.012260 to $ 10.175772     0.38%      0.00% to 1.25%         1.23%  to   1.76%
Aggressive Growth Stock
   Year Ended 12/31/02......................   $2.360410 to $ 38.441232     0.10%      0.00% to 1.25%       (22.13%) to (21.15%)
   Year Ended 12/31/01......................   $3.013165 to $ 48.753408    22.56%      0.00% to 1.25%       (20.88%) to (19.87%)
International Growth Stock(1)
   Year Ended 12/31/02......................   $0.780276 to $  7.942434     0.27%      0.00% to 1.25%       (13.42%) to (12.34%)
   Period Ended 12/31/01....... ............   $0.901258 to $  9.060000     0.00%      0.00% to 1.25%        (9.87%) to  (9.40%)
Franklin Templeton International Equity
   Year Ended 12/31/02......................   $1.559571 to $  1.759773     2.11%      0.00% to 1.25%       (18.43%) to (17.40%)
   Year Ended 12/31/01......................   $1.911919 to $  2.130553    10.95%      0.00% to 1.25%       (15.07%) to (14.00%)
Index 400 Stock
   Year Ended 12/31/02......................   $1.072428 to $ 11.227976     0.84%      0.00% to 1.25%       (15.60%) to (14.54%)
   Year Ended 12/31/01......................   $1.270690 to $ 13.138452     1.30%      0.00% to 1.25%        (1.90%) to  (0.65%)
Growth Stock
   Year Ended 12/31/02......................   $1.921805 to $ 21.414901     1.20%      0.00% to 1.25%       (21.81%) to (20.83%)
   Year Ended 12/31/01......................   $2.458020 to $ 27.049526     4.53%      0.00% to 1.25%       (15.29%) to (14.22%)
J.P. Morgan Select Growth and Income Stock
   Year Ended 12/31/02......................   $1.500218 to $ 16.717038     0.97%      0.00% to 1.25%       (29.09%) to (28.20%)
   Year Ended 12/31/01......................   $2.115675 to $ 23.281928     3.63%      0.00% to 1.25%        (8.92%) to  (7.77%)
Capital Guardian Domestic Equity(1)
   Year Ended 12/31/02......................   $0.756787 to $  7.703469     2.12%      0.00% to 1.25%       (22.22%) to (21.24%)
   Period Ended 12/31/01....................   $0.973004 to $  9.781208     0.71%      0.00% to 1.25%        (2.70%) to  (2.19%)
Index 500 Stock
   Year Ended 12/31/02......................   $2.420098 to $ 35.246385     1.44%      0.00% to 1.25%       (23.04%) to (22.07%)
   Year Ended 12/31/01......................   $3.125796 to $ 45.228886     4.54%      0.00% to 1.25%       (12.98%) to (11.88%)
Asset Allocation(1)
   Year Ended 12/31/02......................   $0.863125 to $  8.785751     2.61%      0.00% to 1.25%       (11.37%) to (10.26%)
   Period Ended 12/31/01....................   $0.973862 to $  9.789803     0.72%      0.00% to 1.25%        (2.61%) to  (2.10%)
Balanced
   Year Ended 12/31/02......................   $2.209502 to $ 84.486469     4.05%      0.00% to 1.25%        (8.68%) to  (7.54%)
   Year Ended 12/31/01......................   $2.405185 to $ 91.372736     7.91%      0.00% to 1.25%        (4.36%) to  (3.15%)
High Yield Bond
   Year Ended 12/31/02......................   $1.424293 to $ 15.870922    10.23%      0.00% to 1.25%        (4.10%) to  (2.89%)
   Year Ended 12/31/01......................   $1.485164 to $ 16.343831    10.11%      0.00% to 1.25%          3.72% to   5.03%
Select Bond
   Year Ended 12/31/02......................   $2.084184 to $121.279762     4.77%      0.00% to 1.25%         10.70% to  12.09%
   Year Ended 12/31/01......................   $1.871532 to $108.200259     5.60%      0.00% to 1.25%          8.99% to  10.37%
Money Market
   Year Ended 12/31/02......................   $1.504462 to $ 34.132616     1.66%      0.00% to 1.25%          0.39% to   1.65%
   Year Ended 12/31/01......................   $1.489628 to $ 33.577318     3.74%      0.00% to 1.25%          2.62% to   3.92%
Russell Multi-Style Equity
   Year Ended 12/31/02......................   $0.594202 to $  6.221208     0.62%      0.00% to 1.25%       (24.14%) to (23.19%)
   Year Ended 12/31/01......................   $0.783335 to $  8.099453     2.58%      0.00% to 1.25%       (15.28%) to (14.21%)
Russell Aggressive Equity
   Year Ended 12/31/02......................   $0.831686 to $  8.707578     0.00%      0.00% to 1.25%       (20.06%) to (19.06%)
   Year Ended 12/31/01......................   $1.040412 to $ 10.757522     0.11%      0.00% to 1.25%        (3.58%) to  (2.36%)
Russell Non-U.S
   Year Ended 12/31/02......................   $0.677755 to $  7.095865     1.62%      0.00% to 1.25%       (16.20%) to (15.15%)
   Year Ended 12/31/01......................   $0.808779 to $  8.362558     0.59%      0.00% to 1.25%       (23.00%) to (22.03%)

                              FINANCIAL HIGHLIGHTS
                    NML VARIABLE ANNUITY ACCOUNT C CONTINUED
                   (FOR A UNIT OUTSTANDING DURING THE PERIOD)


Russell Core Bond
   Year Ended 12/31/02.........               $1.217720 to $ 12.748590    2.91%       0.00% to 1.25%        7.49% to 8.84%
   Year Ended 12/31/01.........               $1.132872 to $ 11.713217    6.24%       0.00% to 1.25%        6.07% to 7.41%
Russell Real Estate Securities
   Year Ended 12/31/02.........               $1.261665 to $ 13.208871    5.22%       0.00% to 1.25%        2.51% to 3.80%
   Year Ended 12/31/01.........               $1.230726 to $ 12.725061    5.28%       0.00% to 1.25%        6.49% to 7.84%

-----------
(1)  Portfolio commenced operations on July 31, 2001.

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

NOTE 2 -- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal accounting policies are summarized below.

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

NOTE 5 -- Dividend income from the Funds is recorded on the ex-date of the dividends. Transactions in the Funds' shares are accounted for on the trade date. The basis for determining cost on sale of the Funds' shares is identified cost. Purchases and sales of the Funds' shares for the years ended December 31 by each Division are shown below:

PURCHASES                                          2002           2001          2000
---------                                       -----------   -----------   -----------

Small Cap Growth Stock ......................   $ 4,101,427   $ 6,233,394   $21,822,710
T. Rowe Price Small Cap Value#  .............       439,368       159,645           N/A
Aggressive Growth Stock .....................    13,446,357    36,767,770    47,835,326
International Growth Stock#..................        81,631        39,524           N/A
Franklin Templeton International Equity .....    37,675,272    31,683,628    31,939,632
Index 400 Stock .............................     4,794,956     8,666,766    12,366,486
Growth Stock  ...............................     4,614,934     6,414,454    12,950,757
J.P. Morgan Select Growth and Income Stock...     3,214,603     4,403,338     5,847,806
Capital Guardian Domestic Equity#............       507,375       204,575           N/A
Index 500 Stock .............................    17,825,221    17,138,782    21,135,615
Asset Allocation#............................     1,602,656        45,385           N/A
Balanced ....................................    13,689,364    15,734,227    19,926,273
High Yield Bond  ............................     1,019,296     4,182,589     2,046,585
Select Bond .................................     6,546,498     7,322,244     5,061,775
Money Market  ...............................    10,578,873    14,787,625    14,029,450
Russell Multi-Style .........................       326,188       401,949       851,426
Russell Aggressive Equity  ..................       123,680       183,388       646,095
Russell Non-U.S. ............................       107,319       134,575       646,150
Russell Core Bond  ..........................       145,550       752,848       179,473
Russell Real Estate Securities...............     5,919,307     5,224,573     3,116,036

                         NML VARIABLE ANNUITY ACCOUNT C
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

SALES                                              2002          2001          2000
-----                                          ------------  ------------  ------------
Small Cap Growth Stock ......................  $  4,073,616  $  4,295,263  $  1,131,840
T. Rowe Price Small Cap Value# ..............        78,233           176           N/A
Aggressive Growth Stock .....................    29,800,357    24,003,411    18,536,546
International Growth Stock# .................        11,232           123           N/A
Franklin Templeton International Equity .....    42,699,052    33,668,396    25,522,098
Index 400 Stock .............................     4,139,828     2,918,757       615,601
Growth Stock ................................     8,441,163     8,466,155     6,871,377
J.P. Morgan Select Growth and Income Stock ..     7,984,459     5,467,056    12,730,171
Capital Guardian Domestic Equity# ...........        57,966           145           N/A
Index 500 Stock .............................    40,484,151    32,662,751    42,005,726
Asset Allocation# ...........................        13,114            83           N/A
Balanced ....................................    35,212,020    21,870,333    38,332,517
High Yield Bond .............................     1,162,441     3,549,767     3,398,369
Select Bond .................................     5,400,203     4,580,899     9,000,392
Money Market ................................    14,793,674    11,701,602    21,273,753
Russell Multi-Style .........................       678,182       485,832       510,026
Russell Aggressive Equity ...................       178,946       114,505       276,105
Russell Non-U.S .............................       158,091        89,282       208,804
Russell Core Bond ...........................       150,115       441,607       736,889
Russell Real Estate Securities ..............     2,586,225     1,382,753        97,425

-----------
# Initial Investment in this division was made on July 31, 2001.

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

                         NML VARIABLE ANNUITY ACCOUNT C
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

NOTE 8 -- Equity Values by Division for the year ended December 31, 2002 are shown below: (in thousands, except accumulation unit values)

                                                CONTRACTS ISSUED:                    CONTRACTS ISSUED:
                                     PRIOR TO DECEMBER 17, 1981 OR BETWEEN      AFTER DECEMBER 16, 1981 AND
                                      APRIL 30, 1984 AND DECEMBER 31, 1991          PRIOR TO MAY 1, 1984
                                     -------------------------------------  -----------------------------------
                                     ACCUMULATION                           ACCUMULATION
                                         UNIT         UNITS                     UNIT         UNITS
DIVISION                                VALUE      OUTSTANDING     EQUITY      VALUE      OUTSTANDING   EQUITY
--------                             ------------  -----------    --------  ------------  -----------  --------
Small Cap Growth Stock ............  $  15.591407          992    $ 15,467  $  15.307344           --  $     --
T. Rowe Price Small Cap Value .....      9.607906            5          48      9.539874           --        --
Aggressive Growth Stock ...........     38.441232        1,538      59,123     36.213065            2        72
International Growth Stock ........      7.942434            2          16      7.886164           --        --
Franklin Templeton International
     Equity .......................      1.759773       17,431      30,675      1.676652           26        44
Index 400 Stock ...................     11.227976        1,163      13,058     11.023428           --        --
Growth Stock ......................     21.414901          821      17,582     20.506308           --        --
J.P. Morgan Select Growth and
     Income Stock .................     16.717038          552       9,228     16.007652            2        32
Capital Guardian Domestic Equity ..      7.703469            9          69      7.648889           --        --
Index 500 Stock ...................     35.246385        1,782      62,809     33.200274            3       100
Asset Allocation ..................      8.785751           20         176      8.723560           --        --
Balanced ..........................     84.486469          664      56,099     76.084739           27     2,054
High Yield Bond ...................     15.870922          176       2,793     15.197603            1        15
Select Bond .......................    121.279762           92      11,158     109.16634           --        --
Money Market ......................     34.132616            9         307     30.774871           --        --
Russell Multi-Style Equity ........      6.221208            8          50      6.107844           --        --
Russell Aggressive Equity .........      8.707578            1           9      8.548899           --        --
Russell Non-U.S ...................      7.095865            3          21      6.966578           --        --
Russell Real Estate Securities ....     13.208871          641       8,467     12.968435           --
Russell Core Bond .................     12.748590           --          --     12.516564           --        --
                                                                  --------                             --------
     Equity .......................                                287,155                                2,317
     Annuity Reserves .............                                     --                                  630
                                                                  --------                             --------
     Total Equity .................                               $287,155                             $  2,947
                                                                  ========                             ========

                                                CONTRACTS ISSUED:                   CONTRACTS ISSUED:
                                             AFTER DECEMBER 31, 1991             AFTER DECEMBER 31, 1991
                                               FRONT LOAD VERSION                SIMPLIFIED LOAD VERSION
                                      -----------------------------------  -----------------------------------
                                      ACCUMULATION                         ACCUMULATION
                                          UNIT          UNITS                   UNIT         UNITS
DIVISION                                 VALUE       OUTSTANDING   EQUITY      VALUE      OUTSTANDING   EQUITY
--------                              ------------  -----------  --------  ------------  -----------  --------
Small Cap Growth Stock .............  $   1.522337          197  $    300  $   1.489185          753  $  1,121
T. Rowe Price Small Cap Value ......      0.951956          107       102      0.943905          319       301
Aggressive Growth Stock ............      2.360410          972     2,294      3.506913        2,895    10,153
International Growth Stock .........      0.786940            7         6      0.780276           51        40
Franklin Templeton International
     Equity ........................      1.652585          533       881      1.559571        2,178     3,397
Index 400 Stock ....................      1.096297          337       369      1.072428          994     1,066
Growth Stock .......................      2.024216          414       838      1.921805        1,982     3,809
J.P. Morgan Select Growth and
     Income Stock ..................      1.580140          572       904      1.500218        2,469     3,704
Capital Guardian Domestic Equity ...      0.763266          153       117      0.756787          532       403
Index 500 Stock ....................      2.420098        1,590     3,848      2.968449        3,722    11,049
Asset Allocation ...................      0.870499           49        43      0.863125        1,295     1,118
Balanced ...........................      2.209502        2,482     5,484      6.435011        2,852    18,353
High Yield Bond ....................      1.500210          129       194      1.424293          626       892
Select Bond ........................      2.084184          519     1,082      9.187656          787     7,231
Money Market .......................      1.504462        2,092     3,147      2.734853        2,738     7,488
Russell Multi-Style Equity .........      0.607438          415       252      0.594202          753       447
Russell Aggressive Equity ..........      0.850202          135       115      0.831686          487       405
Russell Non-U.S ....................      0.692822          171       118      0.677755          573       388
Russell Real Estate Securities .....      1.289736          193       249      1.261665          664       838
Russell Core Bond ..................      1.244772          336       418      1.217720          317       386
                                                                 --------                             --------
     Equity ........................                               20,761                               72,589
     Annuity Reserves ..............                                   --                                   --
                                                                 --------                             --------
     Total Equity ..................                             $ 20,761                             $ 72,589
                                                                 ========                             ========

                         NML VARIABLE ANNUITY ACCOUNT C
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

Equity Values by Division for the year ended December 31, 2001 are shown below:
(in thousands, except accumulation unit values)

                                                CONTRACTS ISSUED:                    CONTRACTS ISSUED:
                                     PRIOR TO DECEMBER 17, 1981 OR BETWEEN      AFTER DECEMBER 16, 1981 AND
                                      APRIL 30, 1984 AND DECEMBER 31, 1991          PRIOR TO MAY 1, 1984
                                     -------------------------------------  -----------------------------------
                                      ACCUMULATION                          ACCUMULATION
                                          UNIT         UNITS                     UNIT        UNITS
DIVISION                                 VALUE      OUTSTANDING   EQUITY        VALUE     OUTSTANDING   EQUITY
--------                             -------------  -----------  --------   ------------  -----------  --------
Small Cap Growth Stock ............  $   19.112629          974  $ 18,614   $  18.858687            1  $     10
T. Rowe Price Small Cap Value .....      10.175772            1        15      10.154423           --        --
Aggressive Growth Stock ...........      48.753408        1,744    85,024      46.158193            2        95
International Growth Stock ........       9.060000            2        15       9.040958           --        --
Franklin Templeton International
     Equity .......................       2.130553       18,588    39,603       2.040110           34        70
Index 400 Stock ...................      13.138452        1,137    14,937      12.963870           --         4
Growth Stock ......................      27.049526          903    24,420      26.031963           --         3
J.P. Morgan Select Growth and
     Income Stock .................      23.281928          660    15,365      22.405970            2        55
Capital Guardian Domestic Equity ..       9.781208            3        31       9.760679           --        --
Index 500 Stock ...................      45.228886        2,199    99,439      42.817258            9       390
Asset Allocation ..................       9.789803            3        31       9.769272           --        --
Balanced ..........................      91.372736          814    74,381      82.699005           27     2,234
High Yield Bond ...................      16.343831          177     2,893      15.728914            1         8
Select Bond .......................     108.200259           81     8,810      97.881219           --        23
Money Market ......................      33.577318           14       466      30.425952           --        --
Russell Multi-Style Equity ........       8.099453           24       197       7.991800           --        --
Russell Aggressive Equity .........      10.757522            1        10      10.614527           --        --
Russell Non-U.S ...................       8.362558            3        24       8.251395           --        --
Russell Real Estate Securities ....      12.725061          460     5,853      12.556055           --        --
Russell Core Bond .................      11.713217           --        --      11.557668           --        --
                                                                 --------                              --------
     Equity .......................                               390,128                                 2,892
     Annuity Reserves .............                                    --                                   744
                                                                 --------                              --------
     Total Equity .................                              $390,128                              $  3,636
                                                                 ========                              ========

                                                CONTRACTS ISSUED:                   CONTRACTS ISSUED:
                                             AFTER DECEMBER 31, 1991             AFTER DECEMBER 31, 1991
                                                FRONT LOAD VERSION               SIMPLIFIED LOAD VERSION
                                      -----------------------------------  ------------------------------------
                                      ACCUMULATION                         ACCUMULATION
                                          UNIT         UNITS                   UNIT        UNITS
DIVISION                                 VALUE      OUTSTANDING   EQUITY      VALUE      OUTSTANDING    EQUITY
--------                              ------------  -----------  --------  ------------  -----------  ---------
Small Cap Growth Stock .............  $   1.878336          267  $    502  $   1.848493        1,067  $   1,972
T. Rowe Price Small Cap Value ......      1.014805            7         7      1.012260          141        142
Aggressive Growth Stock ............      3.013165        1,501     4,522      4.503663        5,015     22,584
International Growth Stock .........      0.903525           --        --      0.901258           25         22
Franklin Templeton International
     Equity ........................      2.013838        1,090     2,194      1.911919        3,670      7,017
Index 400 Stock ....................      1.291211          301       389      1.270690        1,182      1,503
Growth Stock .......................      2.573522          558     1,435      2.458020        2,897      7,120
J.P. Morgan Select Growth and
     Income Stock ..................      2.215050        1,013     2,244      2.115675        3,691      7,810
Capital Guardian Domestic Equity ...      0.975455           66        64      0.973004          119        116
Index 500 Stock ....................      3.125796        1,895     5,922      3.857114        6,662     25,694
Asset Allocation ...................      0.976312            5         5      0.973862           11         10
Balanced ...........................      2.405185        3,594     8,644      7.047000        4,314     30,398
High Yield Bond ....................      1.554978          148       230      1.485164          967      1,437
Select Bond ........................      1.871532          573     1,072      8.299723          892      7,404
Money Market .......................      1.489628          927     1,380      2.724154        4,816     13,120
Russell Multi-Style Equity .........      0.795993          476       379      0.783335        1,056        827
Russell Aggressive Equity ..........      1.057215          173       183      1.040412          497        517
Russell Non-U.S ....................      0.821829          205       168      0.808779          592        479
Russell Real Estate Securities .....      1.250590          180       225      1.230726          424        522
Russell Core Bond ..................      1.151142          337       388      1.132872          358        405
                                                                 --------                             ---------
     Equity ........................                               29,953                               129,099
     Annuity Reserves ..............                                   --                                    --
                                                                 --------                             ---------
     Total Equity ..................                             $ 29,953                             $ 129,099
                                                                 ========                             =========

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Northwestern Mutual Life Insurance Company and
Contract Owners of NML Variable Annuity Account C


In our opinion, the accompanying statements of assets and liabilities and the related statements of operations and of changes in equity and the financial highlights present fairly, in all material respects, the financial position of NML Variable Annuity Account C and its Small Cap Growth Stock Division, T. Rowe Price Small Cap Value Division, Aggressive Growth Stock Division, International Growth Stock Division, Franklin Templeton International Equity Division, Index 400 Stock Division, Growth Stock Division, J.P. Morgan Select Growth & Income Stock Division, Capital Guardian Domestic Equity Division, Index 500 Stock Division, Asset Allocation Division, Balanced Division, High Yield Bond Division, Select Bond Division, Money Market Division, Russell Multi-Style Equity Division, Russell Aggressive Equity Division, Russell Non-U.S. Division, Russell Real Estate Securities Division and Russell Core Bond Division at December 31, 2002 and 2001, and the results of each of their operations, the changes in each of their equity and their financial highlights for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as "financial statements") are the responsibility of The Northwestern Mutual Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of securities owned at December 31, 2002 and 2001 with Northwestern Mutual Series Fund, Inc. and the Russell Insurance Funds, provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP
----------------------------------
Milwaukee, Wisconsin
January 30, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Neither Account A nor Account C have any directors or executive officers. The following information, as of March 1, 2003, is provided with respect to each director, including persons chosen to become directors, of Northwestern Mutual. Northwestern Mutual uses the title of Trustee to denote the directors.

                                          YEAR     EXPIRATION
                                        ELECTED/    OF TERM        OTHER POSITIONS PRESENTLY
TRUSTEE                           AGE    APPT'D    OF OFFICE       HELD WITH REGISTRANT
-------                           ---   --------   ----------      --------------------

Edward E. Barr.................    66     1991      May 2003(1)    Member, Human Resources and Public Policy Committee
John M. Bremer.................    55     2001      May 2006       Chief Operating Officer (Chief Compliance Officer);
                                                                   Member, Executive Committee
Peter W. Bruce ................    57     2001      May 2004       Chief Insurance Officer; Member, Executive Committee
Robert C. Buchanan ............    62     1991      May 2003(1)    Member, Audit, Executive and Finance Committees
George A. Dickerman ...........    64     1994      May 2004       Member, Agency and Marketing Committee
Pierre S. du Pont .............    68     1985      May 2006       Member, Human Resources and Public Policy Committee
James D. Ericson ..............    67     1989      May 2004       Member, Agency and Marketing, Executive and Finance
                                                                   Committees
David A. Erne .................    59     2002      May 2005       Member, Audit, Executive and Finance Committees
J. E. Gallegos ................    67     1985      May 2004       Member, Operations and Technology Committee
Stephen N. Graff ..............    68     1996      May 2004       Member, Audit, Executive, and Finance Committees
Patricia Albjerg Graham .......    68     1980      May 2004       Member, Human Resources and Public Policy Committee
James P. Hackett ..............    47     2000      May 2006       Member, Operations and Technology Committee
Stephen F. Keller .............    64     1984      May 2003(1)    Member, Human Resources and Public Policy Committee
Barbara A. King. ..............    56     1996      May 2006       Member, Agency and Marketing Committee
J. Thomas Lewis. ..............    66     1978      May 2006       Member, Agency and Marketing Committee
Daniel F. McKeithan, Jr .......    67     1988      May 2003(1)    Member, Executive, Finance, and Human Resources and
                                                                   Public Policy Committees
H. Mason Sizemore, Jr .........    61     1993      May 2003(1)    Member, Operations and Technology Committee
Harold B. Smith. ..............    69     1973      May 2004(2)    Member, Operations and Technology Committee
Sherwood H. Smith, Jr .........    68     1992      May 2006       Chair, Agency and Marketing Committee
Peter M. Sommerhauser .........    60     1999      May 2006       Chair, Human Resources and Public Policy Committee;
                                                                   Member, Executive and Finance Committees
John E. Steuri ................    63     1994      May 2003(1)    Chair, Operations and Technology Committee
John J. Stollenwerk ...........    63     1993      May 2005       Member, Agency and Marketing, Executive and Finance
                                                                   Committees
Barry L. Williams .............    58     1987      May 2005       Member, Audit Committee
Kathryn D. Wriston ............    64     1986      May 2005       Chair, Audit Committee
Edward J. Zore ................    57     2000      May 2005       President and CEO; Chair, Executive and Finance
                                                                   Committees; Member, Agency and Marketing, Operations and
                                                                   Technology Committees

----------

(1) Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 2003 Annual meeting of Policyowners. If re-elected, these Trustees' terms will expire in May 2007.

(2) Mr. Harold B. Smith is retiring from the Board of Trustees effective May 28, 2003.

         The business experience and directorships of Northwestern Mutual's Trustees as of March 1, 2002 are as follows:

                                    PRINCIPAL OCCUPATION
    TRUSTEE                        DURING PAST FIVE YEARS                             DIRECTORSHIPS
    -------                        ----------------------                             -------------

Edward E. Barr            Retired Chairman, Sun Chemical Group,
                          B.V. (graphic arts), Fort Lee, New Jersey,
                          since 2003.  Prior thereto, Chairman from
                          1998-2002; Chairman and CEO, 1997-1998;
                          President and Chief Executive Officer,
                          1987-1997.

John M. Bremer            Chief Operating Officer (Chief Compliance
                          Officer) of Northwestern Mutual since 2002.
                          Prior thereto, Senior Executive Vice President
                          and Chief Operating Officer (Chief
                          Compliance Officer) from 2001-2002;
                          Senior Executive Vice  President and
                          Secretary from 2000-2001; Executive
                          Vice President, General Counsel and
                          Secretary from 1998-2000; Senior Vice
                          President, General Counsel and Secretary
                          from 1995-1998.

Peter W. Bruce            Chief Insurance Officer of Northwestern
                          Mutual since October 1, 2002.  Prior thereto,
                          Senior Executive Vice President (Insurance)
                          from 2000-2002; Executive Vice President
                          (Accumulation Products and Long Term Care)
                          from 1998-2000; Executive Vice President
                          (Operations and Administration) from 1995-
                          1998.

Robert C. Buchanan        President and Chief Executive Officer, Fox               Brady Corporation
                          Valley Corporation (manufacturer of gift
                          wrap and writing paper), Appleton,
                          Wisconsin, since 1980.

George A. Dickerman       Retired Chairman, Spalding Sports Worldwide
                          (manufacturer of sporting equipment),
                          Chicopee, Massachusetts, since 1999. Prior
                          thereto, Chairman, 1997-1998; President,
                          1981-1997.

Pierre S. du Pont         Attorney, Richards, Layton & Finger                      PepsiAmericas, Inc
                          (law firm), Wilmington, Delaware, since 1985.

James D. Ericson          Retired Chairman of Northwestern Mutual since            Kohl's Corporation
                          2001; Chairman, 2001; Chairman and Chief                 The Marcus Corporation
                          Executive Officer from 2000 to 2001. Prior thereto,
                          President and Chief Executive Officer from
                          1993-2000.

David A. Erne             Attorney, Reinhart Boerner Van Deuren s.c. (law          Artisan Funds, Inc.
                          firm), Milwaukee, Wisconsin, since 1968.

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
                                                                                   Regal-Beloit Corporation

                                   PRINCIPAL OCCUPATION
    TRUSTEE                       DURING PAST FIVE YEARS                               DIRECTORSHIPS
    -------                       ----------------------                               -------------

Patricia Albjerg          Professor of the History of American                     Apache Corporation
Graham                    Education, Harvard University, Cambridge,
                          Massachusetts, since 1974; President, Spencer
                          Foundation (social and behavioral sciences),
                          Chicago, Illinois, 1991-2000.

James P. Hackett          President and Chief Executive Officer of                 Fifth Third Bancorp
                          Steelcase Inc. (office furniture manufacturer)           Steelcase Inc.
                          Grand Rapids, Michigan, since 1994.

Stephen F. Keller         Attorney, Los Angeles, California, since
                          1962. Chairman, The Santa Anita Companies,
                          Arcadia, California, 1993-1996.

Barbara A. King           President, Landscape Structures, Inc.
                          (manufacturer of playground equipment),
                          Delano, Minnesota, since 1973.

J. Thomas Lewis           Attorney, New Orleans, Louisiana,
                          since 1998. Prior thereto, associated with
                          Monroe & Lemann (law firm),
                          New Orleans, Louisiana, 1965-1998.

Daniel F. McKeithan, Jr.  President, Tamarack Petroleum Co., Inc.                  The Marcus Corporation
                          (operator of oil and gas wells),                         U.S. Bancorp
                          Milwaukee, Wisconsin, since 1982.

H. Mason Sizemore, Jr.    Retired President and Chief Operating Officer,
                          The Seattle Times, Seattle, Washington, since
                          2001.  Prior thereto, President and Chief
                          Operating Officer since 1985.

Harold B. Smith           Chairman, Executive Committee, Illinois                  Illinois Tool Works Inc.
                          Tool Works Inc. (engineered components                   Northern Trust Corporation
                          and industrial systems and consumables),                 W. W. Grainger, Inc.
                          Glenview, Illinois, since 1982.

Sherwood H. Smith, Jr.    Chairman Emeritus, Carolina Power & Light                Nortel Networks Corporation
                          Company, Raleigh, North Carolina, since
                          1999. Prior thereto, Chairman, 1996-1999.

Peter M. Sommerhauser     Attorney, Godfrey & Kahn, S.C. (law firm),               Kohl's Corporation
                          Milwaukee, Wisconsin, since 1969.

John E. Steuri            Retired Chairman, Advanced Thermal                       Superior Financial Corporation
                          and Technologies (heating, air conditioning
                          humidity control), Little Rock,
                          Arkansas, since 2001; Chairman,
                          1997-2001.

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

                                   PRINCIPAL OCCUPATION
    TRUSTEE                       DURING PAST FIVE YEARS                          DIRECTORSHIPS
    -------                       ----------------------                          -------------

Barry L. Williams         President and Chief Executive Officer,             CH2M Hill Companies Ltd.
                          Williams Pacific Ventures, Inc. (venture           R. H. Donnelly Corporation
                          capital), San Francisco, California, since         Pacific Gas & Electric Company
                          1993.                                              PG&E Corporation
                                                                             Simpson Manufacturing Co., Inc.
                                                                             Synavant Inc.
                                                                             The Newhall Land and Farming
                                                                                 Company
                                                                             USA Education Inc.

Kathryn D. Wriston        Director of various corporations.                  The Goodyear Tire & Rubber Company
                                                                             The Stanley Works

Edward J. Zore            President and Chief Executive Officer of           Manpower, Inc.
                          Northwestern Mutual since 2001.  Prior             Mason Street Funds, Inc.
                          thereto, President, 2000-2001;                     Northwestern Mutual Series
                          Executive Vice President (Life and Disability          Fund, Inc.
                          Income Insurance), 1998-2000;  Executive Vice
                          President (Finance and Investments), 1995-1998.

         The following information as of March 1, 2003, is provided with respect to each Executive Officer of Northwestern Mutual. The term of office for all Executive Officers is one year expiring May 31, 2003.

NAME                     AGE      CURRENT POSITION AND YEAR ASSUMED
----                     ---      ---------------------------------

Edward J. Zore.........  57   President and Chief Executive Officer (2001)
John M. Bremer.........  55   Chief Operating Officer (Chief Compliance Officer) (2001)
Peter W. Bruce.........  57   Chief Insurance Officer (2002)
Deborah A. Beck........  55   Executive Vice President (Planning and Technology) (2000)
William H. Beckley.....  55   Executive Vice President (Agencies) (2000)
Bruce L. Miller........  60   Executive Vice President (Marketing) (2000)
Mason G. Ross..........  59   Executive Vice President and Chief Investment Officer (2001)
Mark G. Doll...........  53   Senior Vice President (Public Markets) (1996)
Richard L. Hall........  57   Senior Vice President (Life Insurance) (2000)
William C. Koenig......  55   Senior Vice President and Chief Actuary (1995)
Barbara F. Piehler.....  52   Senior Vice President and Chief Information Officer (2002)
Gary A. Poliner........  49   Senior Vice President and Chief Financial Officer (2001)
Charles D. Robinson....  58   Senior Vice President (Investment Products and Services) (2001)
John E. Schlifske......  43   Senior Vice President (Securities and Real Estate) (1999)
Leonard F. Stecklein...  56   Senior Vice President (Annuity and Accumulation Products) (2000)
Frederic H. Sweet......  59   Senior Vice President (Corporate and Government Relations) (1998)
Robert J. Berdan.......  56   Vice President, General Counsel and Secretary (2001)
Steven T. Catlett......  53   Vice President and Controller (2001)
Thomas E. Dyer.........  57   Vice President (Corporate Services) (1998)
Christina H. Fiasca....  48   Vice President (Field System Administration) (2002)
Susan A. Lueger........  49   Vice President (Human Resources) (1994)
Jean M. Maier..........  48   Vice President (Field Services and Support) (2001)
Meridee J. Maynard.....  47   Vice President (Disability Income) (2001)
Gregory C. Oberland....  45   Vice President (New Business) (2001)
Marcia Rimai...........  47   Vice President (Policyowner Services) (2000)
Lora A. Rosenbaum......  46   Vice President (Compliance/Best Practices) (2000)
J. Edward Tippetts.....  58   Vice President (Field Development) (2002)
Martha M. Valerio......  56   Vice President (Technology Research and Web Resources) (2001)
David B. Wescoe........  48   Vice President (Northwestern Mutual Investment Services) (2000)
W. Ward White..........  63   Vice President (Communications) (1990)
Michael L. Youngman....  51   Vice President (Government Relations) (2001)

         All of the Executive Officers, except David B. Wescoe and Charles D. Robinson, have been employed by Northwestern Mutual in an executive or management position for more than five years. Mr. Wescoe joined Northwestern Mutual in 1999. From 1994 to 1999, Mr. Wescoe was employed by Manpower, Inc. as Vice President and General Counsel. Mr. Robinson joined Northwestern Mutual in 2001. Prior thereto he was with AIG, Global Retirement Services Division as Chief Marketing Officer and Senior Vice President from 1999 to 2000. From 1980 to 1999, Mr. Robinson served in various positions of increasing responsibility with VALIC/American General Group, most recently as Senior Vice President, Institutional Marketing.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable. Account A and Account C have no directors or executive officers, the Executive Officers and Trustees of Northwestern Mutual spend no substantial portion of their time on matters relating to Accounts A and C, such persons receive no compensation tied specifically to any services provided to Accounts A and C, and the amounts of compensation received by the Executive Officers and Trustees of Northwestern Mutual have no bearing on the values associated with the Contracts issued in connection with Accounts A and C.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not applicable. As segregated asset accounts, Account A and Account C have no shareholders. As a mutual life insurance company, Northwestern Mutual has no shareholders. No Contract owner is the beneficial owner of more than 5% of Account A, Account C or Northwestern Mutual's voting securities. Neither Accounts A or C, nor Northwestern Mutual, maintain equity compensation plans under which equity securities are authorized for issuance.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Effective January 1, 2002, Northwestern Mutual's subsidiary, Mason Street Advisors, LLC ("MSA"), commenced serving as the investment advisor to the Series Fund. The Board of the Series Fund approved the assignment of the investment advisory agreement to MSA in 2001, the renewal of which was approved in 2002. Various Trustees and Executive Officers of Northwestern Mutual serve as directors and officers of the Series Fund and/or MSA and may be deemed to have a direct or indirect material interest in the existence of the investment advisory agreement.

         Northwestern Mutual's subsidiary, Frank Russell Company, provides the Russell Funds and its investment adviser, Frank Russell Investment Management Company ("FRIMCo"), a subsidiary of Frank Russell Company, with asset management consulting services that it provides to its other consulting clients. The Russell Funds do not compensate Russell for these services. FRIMCo is party to an investment advisory agreement with the Russell Funds, the renewal of which was approved in 2002. Certain Trustees and Executive Officers of Northwestern Mutual serve as directors of Frank Russell Company and may be deemed to have a direct or indirect material interest in the existence of the investment management agreement.

         Various Trustees and Executive Officers of Northwestern Mutual (and their family members and associates) may have securities accounts with Baird and/or NMIS and may have effected transactions through such accounts during 2002 and through the date hereof, including transactions in mutual funds sponsored by Northwestern Mutual and Russell.

         Trustees and executive officers of Northwestern Mutual (and their family members and associates) own insurance policies and/or other contracts issued by Northwestern Mutual or an insurance affiliate in the ordinary course of business. Loans are made to Northwestern Mutual's Trustees and Executive Officers (and their family members and associates) in accordance with the provisions of insurance policies or other contracts which they may own. Such loans are made in the ordinary course of business, in accordance with applicable law and are administered solely pursuant to the terms of such policies.

         In the ordinary course of its business, Northwestern Mutual makes loans to its field force Managing Partners in connection with their business operations. Interest on such loans is tied to Northwestern Mutual's cost of funds or the prime rate, depending upon the purpose of the loan. On occasion, a Managing Partner who has received such a loan may assume an Executive Officer position at Northwestern Mutual. In such circumstances, historically the outstanding loans have remained in place and are satisfied in accordance with the terms of the underlying loan documentation.

         At December 31, 2002, Peter M. Sommerhauser, a Northwestern Mutual Trustee since May 1999, was the beneficial owner of approximately 9.6% of the outstanding common stock of Kohl's Corporation, primarily by virtue of his serving as a trustee of several trusts for the benefit of the families of current and former executive officers of Kohl's Corporation and as a director of charitable foundations established by executive officers of Kohl's Corporation. While Mr. Sommerhauser has sole or shared voting and investment power over such shares held in the trusts and foundations, he has no pecuniary interest in those shares. In 1994, a number of years prior to Mr. Sommerhauser becoming a Northwestern Mutual Trustee, Northwestern Mutual lent as part of its normal portfolio investment activities to Kohl's

Department Stores, Inc., a subsidiary of Kohl's Corporation, $40,000,000 and received a 6.57% Senior Note, guaranteed by Kohl's Corporation, due March 31, 2004. The principal amount of such indebtedness was reduced to $13,333,333 during 2002, which remains outstanding at March 1, 2003.

         Mr. David A. Erne, a Northwestern Mutual Trustee since July 2002, is a shareholder of Reinhart Boerner Van Deuren s.c. Reinhart Boerner Van Deuren s.c. provided legal services to Northwestern Mutual and certain related entities during 2002 and year-to-date 2003. The aggregate amount of such legal services billed to Northwestern Mutual or related entities is less than 1% of the law firm's gross revenues for its last fiscal year.


ITEM 14. CONTROLS AND PROCEDURES

         Based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as conducted within 90 days of the filing date of this Annual Report, the registrant's Chief Executive Officer and Chief Financial Officer have concluded that those disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no significant changes in the registrant's internal controls or in other factors that could significantly affect such controls subsequent to the date of evaluation referenced above.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Financial Statements and Exhibits

                                                                            PAGE
                                                                            ----

(1) NML Variable Annuity Account A
     (in Part II, Item 8).................................................   19
    Statements of Assets and Liabilities at December 31, 2002 and 2001 Statements of Operations for years ended December 31, 2002, 2001 and 2000 Statements of Changes in Equity for years ended
     December 31, 2002, 2001 and 2000
    Financial Highlights
    Notes to Financial Statements
    Report of Independent Accountants

(2) NML Variable Annuity Account C
     (in Part II, Item 8).................................................   39
    Statements of Assets and Liabilities at December 31, 2002 and 2001 Statements of Operations for years ended December 31, 2002, 2001 and 2000 Statements of Changes in Equity for years ended
     December 31, 2002, 2001 and 2000
    Financial Highlights
    Notes to Financial Statements
    Report of Independent Accountants

(3) The Northwestern Mutual Life
     Insurance Company....................................................   66
    Immediately following this page are:
    Report of Independent Accountants
    Consolidated Statement of Financial Position at December 31, 2002 and 2001 Consolidated Statement of Operations for years ended
     December 31, 2002, 2001 and 2000
    Consolidated Statement of Changes in Surplus for years ended
     December 31, 2002, 2001 and 2000
    Consolidated Statement of Cash Flows for years ended
     December 31, 2002, 2001 and 2000
    Notes to Consolidated Statutory Financial Statements

         (b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2002.

         (c) See Index to Exhibits which is incorporated
             herein by reference .........................................   98

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Policyowners of The Northwestern Mutual Life Insurance Company

We have audited the accompanying consolidated statement of financial position of The Northwestern Mutual Life Insurance Company and its subsidiary ("the Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, of changes in surplus and of cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 1 to the financial statements, the Company prepared these consolidated financial statements using accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (statutory basis of accounting), which practices differ from accounting principles generally accepted in the United States of America. Accordingly, the consolidated financial statements are not intended to represent a presentation in accordance with accounting principles generally accepted in the United States. The effects on the consolidated financial statements of the variances between the statutory basis of accounting and accounting principles generally accepted in the United States, although not reasonably determinable, are presumed to be material.

In our opinion, the consolidated financial statements audited by us (1) do not present fairly in conformity with generally accepted accounting principles, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2002 and 2001, or the results of their operations or their cash flows for each of the three years in the period ended December 31, 2002 because of the effects of the variances between the statutory basis of accounting and accounting principles generally accepted in the United States of America referred to in the preceding paragraph, and (2) do present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, on the basis of accounting described in Note 1.

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


/s/ PRICEWATERHOUSECOOPERS LLP
---------------------------------
Milwaukee, Wisconsin
January 21, 2003

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (IN MILLIONS)

                                                  DECEMBER 31
                                           --------------------------
                                               2002          2001
                                           ------------  ------------

ASSETS:
   Bonds ................................  $     50,597  $     44,306
   Common and preferred stocks ..........         4,902         5,369
   Mortgage loans .......................        15,692        15,164
   Real estate ..........................         1,503         1,671
   Policy loans .........................         9,292         9,028
   Other investments ....................         4,242         4,817
   Cash and temporary investments .......         1,814         2,018
                                           ------------  ------------

        Total investments ...............        88,042        82,373

   Due and accrued investment income ....         1,100         1,048
   Net deferred tax assets ..............         1,887         1,602
   Deferred premium and other assets ....         1,660         1,583
   Separate account assets ..............        10,246        11,786
                                           ------------  ------------

        Total assets ....................  $    102,935  $     98,392
                                           ============  ============

LIABILITIES AND SURPLUS:
   Reserves for policy benefits .........  $     74,880  $     68,432
   Policyowner dividends payable ........         3,765         3,650
   Interest maintenance reserve                     521           375
   Asset valuation reserve ..............         1,268         2,034
   Income taxes payable                             777         1,329
   Other liabilities ....................         4,261         3,894
   Separate account liabilities .........        10,246        11,786
                                           ------------  ------------

        Total liabilities ...............        95,718        91,500

   Surplus ..............................         7,217         6,892
                                           ------------  ------------

        Total liabilities and surplus ...  $    102,935  $     98,392
                                           ============  ============


   The accompanying notes are an integral part of these financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (IN MILLIONS)

                                                                    FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                        -------------------------------------------
                                                            2002            2001           2000
                                                        ------------    ------------   ------------
REVENUE:
   Premiums                                             $     10,108    $      9,447   $      8,966
   Net investment income                                       5,477           5,431          5,229
   Other income                                                  439             467          1,187
                                                        ------------    ------------   ------------

        Total revenue                                         16,024          15,345         15,382
                                                        ------------    ------------   ------------

BENEFITS AND EXPENSES:
   Benefit payments to policyowners and beneficiaries          3,902           3,808          4,541
   Net additions to policy benefit reserves                    6,186           5,367          4,815
   Net transfers to separate accounts                            242             502            469
                                                        ------------    ------------   ------------

        Total benefits                                        10,330           9,677          9,825

   Commissions and operating expenses                          1,580           1,453          1,416
                                                        ------------    ------------   ------------

        Total benefits and expenses                           11,910          11,130         11,241
                                                        ------------    ------------   ------------

Gain from operations before dividends and taxes                4,114           4,215          4,141

Policyowner dividends                                          3,792           3,651          3,334
                                                        ------------    ------------   ------------

Gain from operations before taxes                                322             564            807
Income tax expense (benefit)                                    (442)            173            125
                                                        ------------    ------------   ------------

Net gain from operations                                         764             391            682
Net realized capital gains (losses)                             (606)            259          1,147
                                                        ------------    ------------   ------------

        Net income                                      $        158    $        650   $      1,829
                                                        ============    ============   ============

   The accompanying notes are an integral part of these financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                  CONSOLIDATED STATEMENT OF CHANGES IN SURPLUS
                                  (IN MILLIONS)

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------

Beginning of year balance ...........................  $  6,892   $  5,896   $  5,069

   Net income .......................................       158        650      1,829

   Change in net unrealized capital gains (losses) ..      (517)      (555)    (1,043)

   Increase in net deferred tax assets ..............        44         73         --

   Increase in nonadmitted assets and other .........      (126)      (124)       (32)

   Change in reserve valuation bases (Note 5) .......        --        (61)        --

   Change in asset valuation reserve ................       766        264         73

   Cumulative effect of changes in accounting
    principles (Note 1) .............................        --        749         --
                                                       --------   --------   --------

        Net increase in surplus .....................       325        996        827
                                                       --------   --------   --------

        End of year balance .........................  $  7,217   $  6,892   $  5,896
                                                       ========   ========   ========


   The accompanying notes are an integral part of these financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                                 FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                         ------------------------------------
                                                                            2002         2001         2000
                                                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Premiums and other income received .................................  $    6,947   $    6,607   $    6,149
   Investment income received .........................................       5,224        5,328        5,000
   Disbursement of policy loans, net of repayments ....................        (264)        (524)        (566)
   Payments to policyowners and beneficiaries .........................      (4,130)      (3,996)      (3,967)
   Net transfers to separate accounts .................................        (257)        (534)        (469)
   Commissions, expenses and taxes paid ...............................      (1,855)      (1,698)      (1,845)
                                                                         ----------   ----------   ----------
      Net cash provided by operating activities .......................       5,665        5,183        4,302
                                                                         ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from investments sold or matured:
    Bonds .............................................................      60,865       35,318       29,539
    Common and preferred stocks .......................................       1,766       15,465        9,437
    Mortgage loans ....................................................       1,532        1,174        1,198
    Real estate .......................................................         468          244          302
    Other investments .................................................       1,646          494          659
                                                                         ----------   ----------   ----------
                                                                             66,277       52,695       41,135
                                                                         ----------   ----------   ----------
   Cost of investments acquired:
    Bonds .............................................................      67,398       38,915       33,378
    Common and preferred stocks .......................................       2,003       15,014        8,177
    Mortgage loans ....................................................       2,005        2,003        2,261
    Real estate .......................................................         191          353          224
    Other investments .................................................         748        1,106        1,535
                                                                         ----------   ----------   ----------
                                                                             72,345       57,391       45,575
                                                                         ----------   ----------   ----------
      Net cash applied in investing activities ........................      (6,068)      (4,696)      (4,440)
                                                                         ----------   ----------   ----------

CASH FLOWS FROM FINANCING AND MISCELLANEOUS SOURCES:
   Proceeds from deposit-type contract funds and
    other liabilities without life or disability contingencies ........         990          996          907
   Withdrawals from deposit-type contract funds and
    other liabilities without life or disability contingencies ........        (741)        (793)        (777)
   Other cash provided (applied) ......................................         (50)         111           66
                                                                         ----------   ----------   ----------
      Net cash provided by financing and other activities: ............         199          314          196
                                                                         ----------   ----------   ----------

        Net increase(decrease) in cash and temporary investments ......        (204)         801           58

Cash and temporary investments, beginning of year .....................       2,018        1,217        1,159
                                                                         ----------   ----------   ----------
        Cash and temporary investments, end of year ...................  $    1,814   $    2,018   $    1,217
                                                                         ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
              NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


1.       BASIS OF PRESENTATION AND CHANGES IN ACCOUNTING PRINCIPLES

         The accompanying consolidated statutory financial statements include the accounts of The Northwestern Mutual Life Insurance Company and its wholly-owned subsidiary, Northwestern Long Term Care Insurance Company (together, "the Company"). All intercompany balances and transactions were eliminated. The Company offers life, annuity, disability income and long-term care insurance products to the personal, business, and estate markets.

         The consolidated financial statements were prepared in conformity with accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin ("statutory basis of accounting"). Beginning January 1, 2001, insurance companies domiciled in Wisconsin were required to prepare statutory basis financial statements in accordance with the new National Association of Insurance Commissioners ("NAIC") "Accounting Practices and Procedures Manual", subject to any variations prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin ("OCI").

         These new requirements differed from those used prior to January 1, 2001, primarily because under the new statutory accounting principles:
         (1) deferred tax balances were established for temporary differences between book and tax bases of certain assets and liabilities, (2) investment valuation adjustments on impaired assets were measured differently and were reported as realized losses, (3) pension and other employee benefit obligations were accounted for based on the funded status of the related plans, (4) recognition of earnings from unconsolidated subsidiaries and affiliates as net investment income was limited to dividends received, (5) certain software costs were capitalized and amortized to expense over a maximum of five years, and
         (6) premiums, benefits and reserve changes for policies without significant mortality or morbidity risks ("deposit-type contracts") were not included in revenue or benefits as reported in the consolidated statement of operations.

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

         Deferred tax accounting ................  $    850
         Pension plan liabilities ...............       (74)
         Investment valuation changes, net ......       (27)
                                                   --------
                                                   $    749
                                                   ========

         Financial statements prepared on the statutory basis of accounting differ from financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), primarily because on a GAAP basis: (1) certain policy acquisition costs are deferred and amortized,
         (2) investment valuations and policy benefit reserves use different methods and assumptions, (3) deposit-type contracts, for which premiums, benefits and reserve changes are not included in revenue or benefits as reported in the statement of operations, are defined differently, (4) majority-owned, non-insurance subsidiaries are consolidated, (5) changes in deferred taxes are reported as a component of net income, and (6) no deferral of realized gains

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         and losses is permitted. The effects on the financial statements of the Company from the differences between the statutory basis of accounting and GAAP are material.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with the statutory basis of accounting required management to use assumptions or make estimates that affected the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual future results could differ from these assumptions and estimates.

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

         OTHER INVESTMENTS

         Other investments consist primarily of real estate joint ventures, partnership investments, including real estate, venture capital and leveraged buyout fund limited partnerships, leveraged leases and subsidiaries, controlled and affiliated entities. These investments are valued based on the equity method of accounting, which approximated fair value. Other investments also include derivative financial instruments. See Note 4 regarding the Company's use of derivatives.

         TEMPORARY INVESTMENTS

         Temporary investments represent securities that have maturities of one year or less at purchase, and are reported at amortized cost, which approximated fair value.

         NET INVESTMENT INCOME

         Net investment income primarily represents interest and dividends received or accrued on bonds, mortgage loans, policy loans and other investments. It also includes amortization of any purchase premium or discount using the interest method, adjusted prospectively for any change in estimated yield-to-maturity. Accrued investment income more than 90 days past due is nonadmitted and reported as a direct reduction of surplus. Accrued investment income that is ultimately deemed uncollectible is reported as a reduction of net investment income in the period that such determination is made. Beginning January 1, 2001, net investment income also includes dividends paid to the Company from accumulated earnings of unconsolidated subsidiaries, affiliates, partnerships and joint ventures. Prior to 2001, the Company's share of undistributed earnings in these entities was recognized as net investment income using the equity method. Net investment income is reduced by investment management expenses, real estate depreciation, depletion related to energy assets and interest costs associated with securities lending.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         INTEREST MAINTENANCE RESERVE

         The Company is required to maintain an interest maintenance reserve ("IMR"). The IMR is used to defer realized gains and losses, net of income tax, on fixed income investments that result from changes in interest rates. Net realized gains and losses deferred to the IMR are amortized into investment income over the estimated remaining life of the investment sold.

         INVESTMENT CAPITAL GAINS AND LOSSES

         Realized capital gains and losses are recognized based upon specific identification of securities sold. Beginning January 1, 2001, realized capital losses also include valuation adjustments for impairment of bonds, stocks, mortgage loans, real estate and other investments with a decline in fair value that management considers to be other-than-temporary. Factors considered in evaluating whether a decline in value is other-than-temporary include: (1) whether the decline is substantial, (2) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (3) the duration and extent to which the market value has been less than cost, and (4) the financial condition and near-term prospects of the issuer. Prior to 2001, these valuation adjustments were classified as unrealized capital losses and only reported as realized upon disposition. Realized capital gains and losses as reported in the consolidated statement of operations are net of any IMR deferrals and current income tax expense. See Note 3 regarding details of realized capital gains and losses.

         Unrealized capital gains and losses primarily represent changes in the reported fair value of common stocks. Beginning January 1, 2001, changes in the Company's share of undistributed earnings in unconsolidated subsidiaries, affiliates, partnerships and joint ventures are classified as changes in unrealized capital gains and losses. Prior to 2001, the Company's share of undistributed earnings in these entities was recognized as net investment income using the equity method. See Note 3 regarding details of changes in unrealized capital gains and losses.

         ASSET VALUATION RESERVE

         The Company is required to maintain an asset valuation reserve ("AVR"). The AVR represents a general reserve for invested asset valuation using a formula prescribed by the NAIC. The AVR is designed to protect surplus against potential declines in the value of the Company's investments. Increases or decreases in AVR are reported as direct adjustments to surplus.

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

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         OTHER INCOME

         Other income includes ceded reinsurance expense allowances and various insurance policy charges. Beginning January 1, 2001, considerations received on supplementary contracts without life contingencies are classified as deposit-type transactions and thereby excluded from revenue. Prior to 2001, these considerations were reported as revenue and included in other income.

         BENEFIT PAYMENTS TO POLICYOWNERS AND BENEFICIARIES

         Benefit payments to policyowners and beneficiaries include death, surrender and disability benefits, as well as matured endowments and supplementary contract payments. Beginning January 1, 2001, benefit payments on supplementary contracts without life contingencies are classified as deposit-type transactions and thereby excluded from expense. Prior to 2001, these payments were reported as benefit expense. Benefit payments are reported net of ceded reinsurance recoveries, see Note 9.

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

         ELECTRONIC DATA PROCESSING EQUIPMENT AND SOFTWARE

         Electronic data processing ("EDP") equipment and software used in the Company's business are reported at cost less accumulated depreciation. Beginning January 1, 2001, certain software costs are capitalized and depreciated over a maximum of five years, while EDP equipment is capitalized and depreciated over three years. Most unamortized software costs are nonadmitted assets and thereby excluded from surplus. Prior to 2001, the Company expensed all software costs, while EDP equipment was capitalized and amortized over its useful life. EDP equipment and software assets of $20 million and $18 million at December 31, 2002 and 2001, respectively, were net of accumulated depreciation of $48 million and $44 million, respectively, and included in other assets in the consolidated statement of financial position. Depreciation expense is recorded using the straight-line method and totaled $27 million, $14 million and $8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         POLICYOWNER DIVIDENDS

         Almost all life insurance and disability income policies and certain annuity contracts and long-term care policies issued by the Company are participating. Annually, the Company's Board of Trustees approves dividends payable on participating policies in the following fiscal year, which are accrued and charged to operations when approved. Participating policyowners generally have the option to direct their dividends to be paid in cash, used to reduce future premiums due or used to purchase additional insurance. A majority of dividends are used by policyowners to purchase additional insurance and are reported as premiums in the consolidated statement of operations, but are not included in premiums received or policy benefits paid in the consolidated statement of cash flows.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         NONADMITTED ASSETS

         Certain assets are designated as nonadmitted and thereby not permitted as a component of surplus on the statutory basis of accounting. Such assets, principally assets related to pension funding, amounts advanced to or due from the Company's financial representatives and fixed assets, EDP equipment and software net of accumulated depreciation, are excluded from the consolidated statement of financial position. Changes in nonadmitted assets are reported as a direct adjustment to surplus.

         RECLASSIFICATIONS

         Certain financial statement balances for 2001 and 2000 have been reclassified to conform to the current year presentation.

3.       INVESTMENTS

         BONDS

         Investments in bonds are reported in the financial statements at amortized cost, less any valuation adjustment. The interest method is used to amortize any purchase premium or discount. Use of the interest method for loan-backed bonds and structured securities includes anticipated prepayments obtained from independent sources. Prepayment assumptions are updated at least annually, with the prospective adjustment method used to recognize related changes in the yield-to-maturity of such securities.

         Estimated fair value is based upon values published by the Securities Valuation Office ("SVO") of the NAIC. In the absence of SVO-published values, estimated fair value is based upon quoted market prices, if available. For bonds without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models.

         Valuation adjustments are made for bonds in or near default, which are reported at the lower of amortized cost or fair value, or for bonds with a decline in fair value that management considers to be other-than-temporary. Statement value and estimated fair value of bonds at December 31, 2002 and 2001 were as follows:

December 31, 2002                              Reconciliation to Estimated Fair Value
-----------------                     -------------------------------------------------------
                                                       Gross         Gross         Estimated
                                        Statement    Unrealized    Unrealized        Fair
                                          Value        Gains         Losses          Value
                                      ------------  ------------  ------------   ------------
                                                          (in millions)

U.S. Government                       $      8,932  $        531  $        (21)  $      9,442
States, territories and possessions            396            61            --            457
Special revenue and assessments              7,576           400            (1)         7,975
Public utilities                             2,501           251           (25)         2,727
Banks, trust and insurance companies         1,355            71           (15)         1,411
Industrial and miscellaneous                29,836         2,150          (688)        31,298
Parent, subsidiaries and affiliates              1            --            --              1
                                      ------------  ------------  ------------   ------------

    Total                             $     50,597  $      3,464  $       (750)  $     53,311
                                      ============  ============  ============   ============

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

December 31, 2001                               Reconciliation to Estimated Fair Value
-----------------                       -------------------------------------------------------
                                                         Gross          Gross       Estimated
                                          Statement    Unrealized    Unrealized       Fair
                                            Value        Gains         Losses        Value
                                        ------------  ------------  ------------   ------------
                                                            (in millions)
U.S. Government                         $      4,271  $        221  $        (84)  $      4,408
States, territories and possessions              262            29            --            291
Special revenue and assessments                6,032           185           (23)         6,194
Public utilities                               2,748            86           (19)         2,815
Banks, trust and insurance companies           1,306            46           (18)         1,334
Industrial and miscellaneous                  29,685         1,026          (555)        30,156
Parent, subsidiaries and affiliates                2            --            --              2
                                        ------------  ------------  ------------   ------------

    Total                               $     44,306  $      1,593  $       (699)  $     45,200
                                        ============  ============  ============   ============

         Statement value and estimated fair value of bonds by contractual maturity at December 31, 2002 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Statement     Estimated
                                              Value      Fair Value
                                          ------------  ------------
                                                (in millions)
Due in one year or less                   $      1,165  $      1,193
Due after one year through five years            9,858        10,202
Due after five years through ten years          13,362        14,235
Due after ten years                             11,877        12,747
                                          ------------  ------------

                                                36,262        38,377

Structured securities                           14,335        14,934
                                          ------------  ------------

Total                                     $     50,597  $     53,311
                                          ============  ============


         COMMON AND PREFERRED STOCKS

         Common stocks are reported in the financial statements at fair value, which is based upon quoted market prices, if available. For common stocks without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models. Investments in common stock of unconsolidated subsidiaries and affiliates are included in the consolidated statement of financial position using the equity method.

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

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         MORTGAGE LOANS

         Mortgage loans are reported in the financial statements at unpaid principal balance, less any valuation allowance or unamortized commitment or origination fee. These fees are generally deferred and amortized into investment income using the interest method. Mortgage loans are collateralized by properties located throughout the United States and Canada. The Company attempts to minimize mortgage loan investment risk by diversification of borrowers, geographic locations and types of collateral properties.

         The maximum and minimum interest rates for mortgage loans originated during 2002 were 8.2% and 5.0%, respectively, while these rates during 2001 were 9.8% and 6.4%, respectively. The aggregate average ratio of amounts loaned to the value of collateral for mortgage loans originated during 2002 and 2001 were 65% and 68%, respectively, with a maximum of 100% for any single loan during each of 2002 and 2001.

         Mortgage loans are considered impaired when, based on current information, management considers it probable that the Company will be unable to collect all principal and interest due according to the contractual terms of the loan. If necessary, a valuation adjustment is made to reduce the carrying value of an impaired loan to the lower of unpaid principal balance or estimated net realizable value based on appraisal of the collateral property. If the impairment is considered to be temporary, the valuation adjustment is classified as an unrealized loss. Beginning January 1, 2001 valuation adjustments for impairments considered to be other-than-temporary were reported as realized losses. Prior to 2001, all changes in valuation adjustments were reported as unrealized gains or losses. At December 31, 2002 and 2001, the reported value of mortgage loans was reduced by $44 million and $99 million, respectively, in valuation adjustments.

         REAL ESTATE

         Real estate investments are reported in the financial statements at cost, less any valuation adjustment, encumbrances and accumulated depreciation of buildings and other improvements using a straight line method over the estimated useful life of the improvements. An investment in real estate is considered impaired when the projected undiscounted net cash flow from the investment is less than depreciated cost. When the Company determines that an investment in real estate is impaired, a valuation adjustment is made to reduce the carrying value to estimated fair value, after encumbrances, based on appraisal of the property. The valuation adjustment is included in realized losses. At December 31, 2002 and 2001, the reported value of real estate investments was reduced by $0 and $52 million, respectively, in valuation adjustments.

         LEVERAGED LEASES

         Leveraged leases are reported in the financial statements at the present value of minimum lease payments, plus the residual value of the leased asset. At December 31, 2002 and 2001, the reported value of leveraged leases was $532 million and $669 million, respectively. The reported value of leveraged leases was reduced by $108 million at December 31, 2002 to reflect a decline in value of certain aircraft leases that management considers to be other-than-temporary. The decline in value was charged against an existing valuation allowance and is not included as a component of net realized capital losses for 2002. Leveraged leases are included in other investments and primarily represent investments in commercial aircraft or real estate property that are leased to third parties and serve as collateral for non-recourse borrowings.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         CAPITAL GAINS AND LOSSES

         Realized investment gains and losses for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                    For the year ended             For the year ended              For the year ended
                                     December 31, 2002              December 31, 2001               December 31, 2000
                             ------------------------------   ------------------------------   ------------------------------
                                                      Net                              Net                             Net
                                                   Realized                         Realized                         Realized
                             Realized   Realized    Gains     Realized   Realized    Gains     Realized   Realized    Gains
                               Gains     Losses    (Losses)     Gains     Losses    (Losses)    Gains      Losses    (Losses)
                             --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                     (in millions)

Bonds                        $    950   $ (1,237)  $   (287)  $    537   $   (674)  $   (137)  $    369   $   (416)  $    (47)
Common and
preferred stocks                  356       (619)      (263)       863       (569)       294      1,534       (333)     1,201
Mortgage loans                     --         (4)        (4)        --        (10)       (10)        --        (25)       (25)
Real estate                       121         (3)       118         85        (11)        74        101         --        101
Other invested assets             158       (258)      (100)       296       (149)       147        395       (177)       218
                             --------   --------   --------   --------   --------   --------   --------   --------   --------

                             $  1,585   $ (2,121)      (536)  $  1,781   $ (1,413)       368   $  2,399   $   (951)     1,448
                             ========   ========              ========   ========              ========   ========

Less: Capital gains taxes                              (194)                              98                              353
Less: IMR gains (losses)                                264                               11                              (52)
                                                   --------                         --------                         --------

Net realized capital
  gains (losses)                                   $   (606)                        $    259                         $  1,147
                                                   ========                         ========                         ========

         Proceeds on the sale of bond investments totaled $53 billion, $30 billion and $25 billion for the years ended December 31, 2002, 2001 and 2000, respectively. Realized losses included $588 million and $457 million for the years ended December 31, 2002 and 2001, respectively, of pretax valuation adjustments for declines in fair value of investments that were considered to be other-than-temporary. Other-than-temporary declines in fair value of $508 million for the year ended December 31, 2000 are included in net unrealized losses.

         Changes in net unrealized investment gains and losses for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                       For the year ended December 31,
                                 ------------------------------------------
                                     2002           2001           2000
                                 ------------   ------------   ------------
                                               (in millions)
Bonds                            $       (150)  $        (15)  $       (208)
Common and preferred stocks              (436)          (699)          (851)
Mortgage loans                             --             --             (2)
Real estate                                --             --             (4)
Other investments                        (172)          (193)            22
                                 ------------   ------------   ------------
                                         (758)          (907)  $     (1,043)
                                                               ============
Change in deferred taxes                  241            352
                                 ------------   ------------
                                 $       (517)  $       (555)
                                 ============   ============

         See Note 10 regarding the accounting change in 2001 for deferred taxes as regards to unrealized gains and losses.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         SECURITIES LENDING

         The Company has entered into securities lending agreements whereby certain investment securities are loaned to third parties, primarily major brokerage firms. The Company's policy requires a minimum of 102% of the fair value of the loaned securities, calculated on a daily basis, as collateral in the form of either cash or securities held by the Company or a trustee. At December 31, 2002 and 2001, unrestricted cash collateral held by the Company of $1.6 billion and $1.3 billion, respectively, is included in cash and invested assets and the offsetting collateral liability of $1.6 billion and $1.3 billion, respectively, is included in other liabilities. Additional non-cash collateral of $389 million and $823 million is held on the Company's behalf by a trustee at December 31, 2002 and 2001, respectively, and is not included in the Consolidated Statement of Financial Position.

         MORTGAGE DOLLAR ROLLS

         The Company has also entered into reverse repurchase agreements whereby the Company agrees to sell and repurchase various mortgage-backed securities. At December 31, 2002 and 2001, the book value of securities subject to these agreements and included in bonds were $1,042 million and $964 million, respectively, while fair values were $1,057 million and $966 million, respectively. The repurchase obligation liability of $1,042 million and $964 million were included in the other liabilities at December 31, 2002 and 2001, respectively. Securities subject to these agreements had contractual maturities of 30 years at each of December 31, 2002 and 2001 and weighted average interest rates of 5.8% and 6.8%, respectively.

4.       DERIVATIVE FINANCIAL INSTRUMENTS

         In the normal course of business, the Company enters into derivative transactions, generally to mitigate the risk to Company assets and liabilities of fluctuations in interest rates, foreign currency exchange rates and other market risks. Derivative investments are reported as other investments in the consolidated statement of financial position. Derivatives that hedge specific assets and liabilities are reported in a manner consistent with the hedged item (e.g., at amortized cost or fair value), while derivative financial instruments that hedge a portfolio of assets or liabilities are reported at fair value. Fair value is estimated as the amount that the Company would expect to receive or pay upon termination of the contract at the reporting date. Changes in the carrying value of derivatives that hedge a portfolio of assets or liabilities are reported as realized capital gains and losses.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         The Company held the following positions for hedging purposes at December 31, 2002 and 2001:

                                            December 31, 2002                     December 31, 2001
                                   -----------------------------------   -----------------------------------
                                    Carrying     Notional      Fair        Carrying     Notional     Fair
       Derivative Instrument          Value       Amount      Value         Value        Amount     Value
       ---------------------       ----------   ----------  ----------   ----------   ----------  ----------
                                                               (in millions)
Specific Hedges:

   Foreign currency swaps          $       --   $       68  $        7   $        1   $       70  $       11
   Forward purchase agreements             --           --          --           --          200           3
   Interest rate swaps                     (3)         442          (8)           1           88           6
   Swaptions                               12          358          12            8          304          13
   Interest rate floors                     8          625          41            6          525          19
   Credit default swaps                    --           67          --           --           57          --
   Commodity swaps                         --            5          (1)          --           --          --

Portfolio Hedges:

   Equity futures and swaps                --           --          --            9          221           9
   Fixed income futures                    --          365          --           (2)         203          (2)
   Foreign currency forward
      contracts                           (19)         567         (17)          --          502          --

         The notional or contractual amounts of derivative financial instruments are used to denominate the transactions and do not represent the amounts exchanged between the parties.

         Foreign currency swaps are used to hedge exposure to variable U.S. dollar cash flows from certain bonds denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future.

         Forward purchase agreements are used to fix the price of a security purchase or sale to be settled on a future date, reducing or eliminating the risk of price fluctuation prior to settlement. Forward purchase agreements fix the price, quantity and settlement date for a future purchase or sale.

         Interest rate swaps are used to hedge exposure to variable interest payments on certain floating rate bonds. An interest rate swap is a contractual agreement to pay a floating rate of interest, based upon a reference index, in exchange for a fixed rate of interest established at the origination of the contract.

         Swaptions are used to hedge the asset/liability risks of a significant and sustained increase or decrease in interest rates for certain of the Company's insurance products. Swaptions are a contractual agreement whereby one party holds an option to enter into an interest rate swap with another party on predefined terms.

                 THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         Interest rate floors are used to hedge the asset/liability risks of a significant and sustained decrease in interest rates. Floors entitle the Company to receive settlement payments from the counterparties if interest rates decline below a specified level.

         Credit default swaps are used to hedge against a drop in bond prices due to credit concerns for certain bond issuers. A credit default swap allows the Company to put the bond to a counterparty at par upon a "credit event" sustained by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration.

         Commodity swaps are used to hedge the forward sale of crude oil and natural gas production. Commodity swaps are agreements whereby one party pays a floating commodity price in exchange for a specified fixed commodity price.

         Equity index futures contracts and equity total return swaps are used to mitigate exposure to market fluctuations for the Company's portfolio of common stocks. Futures contracts obligate the Company to buy or sell a financial instrument at a specified future date for a specified price. Swaps are contracts to exchange, for a period of time, the investment performance of one underlying instrument for the investment performance of another underlying instrument, typically without exchanging the instruments themselves.

         Fixed income futures contracts are used to hedge interest rate risks for a portion of its fixed maturity investment portfolio. These futures contracts obligate the Company to buy or sell a financial instrument at a specified future date for a specified price.

         Foreign currency forward contracts are used to hedge the foreign exchange risk for portfolios of investments denominated in foreign currencies. Foreign currency forward contracts obligate the Company to deliver a specified amount of foreign currency at a future date at a specified exchange rate.

         In addition to derivatives used for hedging purposes, the Company entered into replication transactions during 2002. A replication transaction means a derivative transaction is entered into in conjunction with other investment transactions in order to "replicate" the investment characteristics of otherwise permissible investments. During 2002, the Company entered into two replication transactions; a $15 million par equivalent fixed income replication comprised of a credit default swap, an interest rate swap and an asset-backed security purchase; and a $25 million par equivalent fixed income replication comprised of a credit default swap and an asset-backed security purchase. These replication transactions, including their derivative components, are carried at amortized cost. The Company also entered into long equity and fixed income futures replication transactions during 2002. The average fair value of replications during 2002 was $72 million, with an ending fair value of $8 million at December 31, 2002.

5.       RESERVES FOR POLICY BENEFITS

         Reserves for policy benefits represent the net present value of future policy benefits, less future policy premiums, estimated using actuarial methods based on mortality and morbidity experience tables and valuation interest rates prescribed or permitted by the OCI.

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         Use of these actuarial tables and methods involved assumptions regarding future mortality and morbidity. Actual future experience could differ from the assumptions used to make these estimates.

         Life insurance reserves on substantially all policies issued since 1978 are based on the Commissioner's Reserve Valuation Method ("CRVM") with interest rates ranging from 3-1/2% to 5-1/2% and the 1958 or 1980 CSO mortality tables. Other life policy reserves are primarily based on the net level premium method, using various mortality tables at interest rates ranging from 2% to 4-1/2%. As of December 31, 2002, the Company has $750 billion of total life insurance in-force, including $8 billion of life insurance in-force for which gross premiums are less than net premiums according to the standard valuation methods and assumptions prescribed by the OCI.

         As of January 1, 2001, the Company changed the valuation basis for reserves on certain term life insurance policies. The impact of this change increased policy benefit reserves by $61 million, and was reported as a direct reduction of surplus for the year ended December 31, 2001.

         Tabular cost has been determined from the basic data for the calculation of policy reserves. Tabular cost less actual reserves released has been determined from the basic data for the calculation of reserves and reserves released. Tabular interest has been determined from the basic data for the calculation of policy reserves. Tabular interest on funds not involving life contingencies is calculated as the product of the valuation rate of interest times the mean of the amount of funds subject to such rate held at the beginning and end of the year of valuation.

         Additional premiums are charged for substandard lives for policies issued after January 1, 1956. Net level premium or CRVM mean reserves are based on multiple mortality tables or one-half the net flat or other extra mortality charge. The Company waives deduction of fractional premiums upon death of an insured and returns any portion of the final premium beyond the date of death. Surrender values are not promised in excess of the legally computed reserves.

         Deferred annuity reserves on contracts issued since 1985 are primarily based on the Commissioner's Annuity Reserve Valuation Method with interest rates ranging from 3-1/2% to 6-1/4%. Other deferred annuity reserves are based on contract value. Immediate annuity reserves are based on present value of expected benefit payments at interest rates ranging from 3-1/2% to 7-1/2%. Beginning January 1, 2001 changes in future policy benefits on supplementary contracts without life contingencies are classified as deposit-type transactions and thereby excluded from net additions to policy benefit reserves in the consolidated statement of operations. Prior to 2001, these reserve changes were reported as a component of operations.

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         At December 31, 2002 and 2001, the withdrawal characteristics of the Company's annuity reserves and deposit liabilities were as follows:

                                                   December 31, 2002          December 31, 2001
                                                -----------------------   -----------------------
                                                  Amount       Percent      Amount       Percent
                                                ----------   ----------   ----------   ----------
                                                                  (in millions)
Subject to discretionary
  withdrawal - with market value adjustment     $    7,539         58.5%  $    8,936         63.5%
Subject to discretionary
  withdrawal - without market value adjustment       2,620         20.3%       2,260         16.1%
Not subject to discretionary
  withdrawal                                         2,738         21.2%       2,869         20.4%
                                                ----------   ----------   ----------   ----------
                                                $   12,897        100.0%  $   14,065        100.0%
                                                ==========                ==========

         Active life reserves for disability income ("DI") policies issued since 1987 are primarily based on the two-year preliminary term method using a 4% interest rate and the 1985 Commissioner's Individual Disability Table A ("CIDA") for morbidity. Active life reserves for prior DI policies are based on the net level premium method, with interest rates ranging from 3% to 4% and the 1964 Commissioner's Disability Table for morbidity. Disabled life reserves for DI policies are based on the present value of expected benefit payments, primarily using the 1985 CIDA (modified for Company experience in the first four years of disability) and interest rates ranging from 3% to 5-1/2%.

         Active life reserves for long-term care policies consist of mid-terminal reserves and unearned premium. Mid-terminal reserves are based on the one-year preliminary term method, industry-based experience morbidity, total terminations based on the 1983 Individual Annuity Mortality table with no lapse, and an interest rate of either 4% or the minimum rate allowable for tax purposes. When the tax interest rate is used, reserves are compared in the aggregate to the statutory minimum and the greater of the two is held. Disabled life reserves for long-term care policies are based on the present values of expected benefit payments using industry-based long-term care experience with a 4.5% interest rate.

6.       PREMIUM AND ANNUITY CONSIDERATIONS DEFERRED AND UNCOLLECTED

         Gross deferred and uncollected insurance premiums represent life insurance premiums due to be received from policyowners through the next respective policy anniversary dates. Net deferred and uncollected premiums represent only the portion of gross premiums related to mortality charges and interest.

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         Deferred and uncollected premiums at December 31, 2002 and 2001 were as follows:

                              December 31, 2002       December 31, 2001
                           ----------------------  ----------------------
Type of Business              Gross        Net       Gross        Net
----------------           ----------  ----------  ----------  ----------
                                          (in millions)

Ordinary new business      $      149  $       69  $      145  $       77
Ordinary renewal                1,409       1,145       1,351       1,103
                           ----------  ----------  ----------  ----------
                           $    1,558  $    1,214  $    1,496  $    1,180
                           ==========  ==========  ==========  ==========

7.       SEPARATE ACCOUNTS

         Separate account assets and related policy liabilities represent the segregation of funds deposited by variable life insurance and variable annuity policyowners. Policyowners bear the investment performance risk associated with variable products. Separate account assets are invested at the direction of the policyowner in a variety of mutual fund options. Variable annuity policyowners also have the option to invest in a fixed interest rate annuity issued by the general account of the Company. Separate account assets are reported at fair value based primarily on quoted market prices.

         Following is a summary of separate account liabilities by withdrawal characteristic at December 31, 2002 and 2001:

                                                 December 31,
                                            ----------------------
                                               2002        2001
                                            ----------  ----------
                                                 (in millions)

At market value                             $    8,442  $    9,780
Not subject to discretionary withdrawal          1,550       1,762
Non-policy liabilities                             254         244
                                            ----------  ----------
                   Total                    $   10,246  $   11,786
                                            ==========  ==========

         While separate account liability values are not guaranteed by the Company, the variable annuity and variable life insurance products represented in the separate accounts do include guaranteed minimum death benefits underwritten by the Company. At December 31, 2002 and 2001, general account reserves for policy benefits included $11 million and $6 million, respectively, in reserves for these benefits.

         Separate account premiums and other considerations received during the years ended December 31, 2002 and 2001 were $1,341 million and $1,419 million, respectively. Following is a summary reconciliation of amounts reported as transfers to and from separate accounts in the summary of operations of the Company's NAIC Separate Account Annual Statement and the amount reported as net transfers to separate accounts in the accompanying consolidated statement of operations for the years ended December 31, 2002 and 2001:

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

                                                   For the year ended December 31,
                                                   -------------------------------
                                                        2002           2001
                                                    ------------   ------------
                                                          (in millions)
From Separate Account Annual Statement:
  Transfers to Separate Accounts                    $      1,341   $      1,419
  Transfers from Separate Accounts                        (1,300)        (1,128)
                                                    ------------   ------------
                                                              41            291
Reconciling adjustments:
  Investment management and administrative charges            65             72
  Mortality, breakage and taxes                              136            139
                                                    ------------   ------------
    Net transfers to separate accounts              $        242   $        502
                                                    ============   ============

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

         Beginning January 1, 2001 the costs associated with these retirement benefits are expensed over the annual periods during which the participant provides services to the Company, including recognition of pension assets and liabilities based on the funded status of the related plans. Prior to 2001, the Company recognized pension expense only in the periods in which contributions were made to plan assets.

         In addition to pension benefits, the Company provides certain health care and life insurance benefits ("postretirement benefits") to retired employees, field representatives and eligible dependents. Substantially all employees and field representatives will become eligible for these benefits if they reach retirement age while working for the Company.

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         Aggregated assets and projected benefit obligations of the defined benefit plans and for postretirement benefits at December 31, 2002 and 2001, and changes in assets and obligations for the years then ended, were as follows:

                                                  Defined Benefit Plans        Postretirement Benefits
                                               ---------------------------   ---------------------------
                                                   2002           2001            2002          2001
                                               ------------   ------------   ------------   ------------
                                                                    (in millions)
Fair value of plan assets at January 1         $      1,612   $      1,694   $         20   $         23
Changes in plan assets:
   Actual return on plan assets                        (161)           (54)            (2)            (2)
   Actual plan benefits paid                            (31)           (28)            (1)            (1)
                                               ------------   ------------   ------------   ------------
Fair value of plan assets at December 31       $      1,420   $      1,612   $         17   $         20
                                               ============   ============   ============   ============

Projected benefit obligation at January 1      $      1,367   $      1,261   $         96   $         89
Changes in benefit obligation:
   Service cost of benefits earned                       54             50             11              7
   Interest cost on projected obligations                95             86              8              6
   Projected plan benefits paid                         (34)           (30)            (8)            (6)
   Experience (gains) losses                             17             --             24             --
                                               ------------   ------------   ------------   ------------
Projected benefit obligation at December 31    $      1,499   $      1,367   $        131   $         96
                                               ============   ============   ============   ============

         Plan assets are invested primarily in common stocks and corporate debt securities through a separate account of the Company. Fair value of plan assets is based primarily on quoted market values.

         The projected benefit obligation represents the actuarial net present value of future benefit obligations, which is calculated annually by the Company. The following table summarizes assumptions used in estimating the projected benefit obligation at December 31, 2002 and 2001:

                                            Defined Benefit Plans        Postretirement Benefits
                                         ---------------------------   ---------------------------
                                             2002           2001           2002           2001
                                         ------------   ------------   ------------   ------------

Discount rate                                     7.0%           7.0%           7.0%           7.0%
Long-term rate of return on plan assets           8.5%           9.0%           8.5%           9.0%
Annual increase in compensation                   5.0%           5.0%           5.0%           5.0%

         The projected benefit obligations at December 31, 2002 and 2001 also assumed an annual increase in future retiree medical costs of 10%, grading down to 5% over 5 years and remaining level thereafter. A further increase in the assumed healthcare cost trend of 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 by $13 million and net periodic postretirement benefit expense during 2002 by $2 million. A decrease in the assumed healthcare cost trend of 1% in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002 by $13 million and net periodic postretirement benefit expense during 2002 by $2 million.

         Projected benefit obligations included $12 million and $11 million for non-vested employees at December 31, 2002 and 2001, respectively.

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         An aggregated reconciliation of the funded status of the plans to the net liability recorded by the Company at December 31, 2002 and 2001, as well as the components of net periodic benefit costs for the years then ended, were as follows:

                                                     Defined Benefit Plans        Postretirement Benefits
                                                 ---------------------------   ---------------------------
                                                      2002          2001         2002         2001
                                                 ------------   ------------   ------------   ------------
                                                                        (in millions)
Fair value of plan assets at December 31         $      1,420   $      1,612   $         17   $         20
Projected benefit obligation at December 31             1,499          1,367            131             96
                                                 ------------   ------------   ------------   ------------
  Funded status                                           (79)           245           (114)           (76)
    Unrecognized net experience losses                    516            207             29              4
    Unrecognized initial net asset                       (644)          (657)            --             --
    Nonadmitted asset                                     (58)           (38)            --             --
                                                 ------------   ------------   ------------   ------------
Net pension liability                            $       (265)  $       (243)  $        (85)  $        (72)
                                                 ============   ============   ============   ============

Components of net periodic benefit cost:
    Service cost of benefits earned              $         54   $         50   $         11   $          7
    Interest cost on projected obligations                 95             86              9              6
    Amortization of experience gains and losses             5             --              1             --
    Amortization of initial net asset                     (13)            --             --             --
    Expected return on plan assets                       (136)          (151)            (2)            (2)
                                                 ------------   ------------   ------------   ------------
      Net periodic expense (benefit)             $          5   $        (15)  $         19   $         11
                                                 ============   ============   ============   ============

         Unrecognized net experience gains or losses represent cumulative amounts by which plan experience for return on plan assets or benefit costs has been more or less favorable than assumed. These net differences accumulate without recording in the Company's financial statements unless they exceed ten percent of plan assets or projected benefit obligation, whichever is greater. If they exceed this limit, they are amortized into net periodic benefit costs over the remaining average years of service until retirement of the employee base, which is currently seventeen years.

         Unrecognized initial net assets represent the amount by which the fair value of plan assets exceeded the projected benefit obligation for funded pension plans upon the adoption of new statutory accounting principles at January 1, 2001. The Company has elected not to record an initial asset for this excess, rather it will establish the asset through amortization of this initial asset as a credit to net periodic benefit cost.

         Any net pension assets for funded plans are nonadmitted under statutory accounting and are thereby excluded from surplus.

         The Company also sponsors a contributory 401(k) plan for eligible employees and a noncontributory defined contribution plan for full-time representatives. For the years ended December 31, 2002, 2001 and 2000 the Company expensed total contributions to these plans of $22 million, $20 million and $19 million, respectively.

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

9.       REINSURANCE

         In the normal course of business, the Company limits its exposure to life insurance death benefits on any single insured by ceding insurance coverage to reinsurers under excess and coinsurance contracts. The Company retains a maximum of $25 million of coverage per individual life and $35 million maximum of coverage per joint life. The Company also has an excess reinsurance contract for certain disability income policies issued prior to 1999 with retention limits varying based upon coverage type.

         Amounts shown in the consolidated financial statements are reported net of reinsurance. Reserves for policy benefits at December 31, 2002 and 2001 were net of ceded reserves of $877 million and $757 million, respectively. The effect of reinsurance on premium revenue and benefits expense for the years ended December 31, 2002, 2001 and 2000 was as follows:

                                For the year ended December 31,
                           ------------------------------------------
                               2002           2001           2000
                           ------------   ------------   ------------
                                         (in millions)

Direct premium revenue     $     10,706   $      9,995   $      9,460
Premiums ceded                     (598)          (548)          (494)
                           ------------   ------------   ------------

    Net premium revenue    $     10,108   $      9,447   $      8,966
                           ============   ============   ============

Direct benefit expense           10,749         10,109         10,140
Benefits ceded                     (419)          (432)          (315)
                           ------------   ------------   ------------

    Net benefit expense    $     10,330   $      9,677   $      9,825
                           ============   ============   ============

         In addition, the Company received $172 million, $161 million and $146 million for the years ended December 31, 2002, 2001 and 2000, respectively, from reinsurers as allowances for reimbursement of commissions and other expenses on ceded business. These amounts are included in other income in the consolidated statement of operations.

         Reinsurance contracts do not relieve the Company from its obligations to policyowners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company attempts to minimize this risk by diversifying its reinsurance coverage among a number of reinsurers that meet its standards for strong financial condition. There were no reinsurance recoverables at December 31, 2002 and 2001, which were considered by management to be uncollectible.

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

10.      INCOME TAXES

         The Company files a consolidated federal income tax return including the following entities:

Northwestern Mutual Investment Services, LLC         Baird Holding Company
Northwestern International Holdings, Inc.            Frank Russell Company
NML Real Estate Holdings, LLC and subsidiaries       Bradford, Inc.
NML Securities Holdings, LLC and subsidiaries        Network Planning Advisors, LLC
Northwestern Investment Management Company, LLC      Mason Street Advisors, LLC
Northwestern Securities Holdings, LLC                NML - CBO, LLC
Northwestern Mutual Trust Company                    JYD, LLC

         The Company collects from or refunds to these subsidiaries their share of consolidated income taxes determined under written tax-sharing agreements. Federal income tax returns for years through 1999 are closed as to further assessment of tax. The liability for income taxes payable in the financial statements includes a provision for any additional taxes that may become due with respect to the open tax years.

         Beginning January 1, 2001 the Company accounts for deferred tax assets and liabilities, which reflect the financial statement impact of cumulative temporary differences between the tax and financial statement bases of assets and liabilities. Prior to 2001, no deferred tax balances were reported. The components of the net admitted deferred tax asset at December 31, 2002 and 2001 were as follows:

                                               December 31,
                                          ----------------------
                                             2002        2001       Change
                                          ----------  ----------  ----------
                                                (in millions)
Deferred tax assets:
     Policy acquisition costs             $      673  $      626  $       47
     Investment asset                            664         360         304
     Policy benefit liabilities                1,769       1,728          41
     Benefit plan obligations                    223         202          21
     Guaranty fund assessment                     14          14          --
     Nonadmitted assets                           67          54          13
     Other                                        61          69          (8)
                                          ----------  ----------  ----------
         Gross deferred tax assets        $    3,471  $    3,053  $      418

Deferred tax liabilities:
     Premium and other receivables        $      425  $      416  $        9
     Investment asset                          1,156       1,034         122
     Other                                         3           1           2
                                          ----------  ----------  ----------
         Gross deferred tax liabilities   $    1,584  $    1,451  $      133
                                          ----------  ----------  ----------
         Net admitted deferred tax asset  $    1,887  $    1,602  $      285
                                          ==========  ==========  ==========

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         Statutory accounting principles limit the amount of gross deferred tax assets that can be included in Company surplus. This limit is based on a formula that takes into consideration available loss carryback capacity, expected timing of reversal for existing temporary differences, gross deferred tax liabilities and the level of Company surplus. At December 31, 2002 and 2001, the Company's gross deferred tax assets did not exceeded this limitation.

         Changes in deferred tax assets and liabilities related to unrealized gains and losses on investments are reported as a component of changes in unrealized capital gains and losses in the consolidated statement of changes in surplus. Other net changes in deferred tax assets and liabilities are direct adjustments to surplus and separately reported in the consolidated statement of changes in surplus.

         The major components of current income tax expense (benefit) were as follows:

                                              December 31,
                                       ---------------------------
                                           2002          2001
                                       ------------   ------------
                                              (in millions)
Current year income tax                $         26   $        170
Tax credits                                     (15)           (11)
Equity tax (credit)                            (453)            14
                                       ------------   ------------
  Total current tax expense (benefit)  $       (442)  $        173
                                       ============   ============

         The Company's taxable income can vary significantly from gain from operations before taxes due to differences in revenue recognition and expense deduction between book and tax.

         The Company is subject to an "equity tax" that is assessed only on mutual life insurance companies. At December 31, 2001, the liability for income taxes payable included $453 million related to the Company's estimated liability for equity tax, primarily with respect to the 2001 tax year. In March 2002, Congress passed legislation that suspended assessments of equity tax for tax years 2001 through 2003. As a result, this liability was released as a credit to current tax expense during 2002.

         The Company's effective tax rates were 299% and 21% for the years ended December 31, 2002 and 2001. The effective rate is not the statutory rate applied to the Company's taxable income or loss by the Internal Revenue Service. It is a financial statement relationship that represents the relationship between the sum of total taxes, including those that affect net income and changes in deferred taxes not related to unrealized gains and losses on investments, to the sum of gain from operations before taxes and pretax net realized gains or losses. These financial statement effective rates were different than the applicable federal tax rate of 35% due primarily to differences between book and tax recognition of net investment income and realized capital gains and losses, prior year adjustments and the impact the of equity tax in 2002.

         The effective tax rate for the year ended December 31, 2000 was 16%, based only on tax expense attributed to net gain from operations and its relationship to gain from operations before taxes. The effective rate was less than the applicable federal rate of 35% due primarily to differences between book and tax recognition of investment income and realized capital gains and losses and prior year adjustments.

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

         Income taxes incurred in the current and prior years of $1.7 billion are available at December 31, 2002 for recoupment in the event of future net losses.

11.      FRANK RUSSELL COMPANY ACQUISITION AND GOODWILL

         The Company acquired Frank Russell Company ("Russell") effective January 1, 1999 for a purchase price of approximately $955 million plus contingent consideration. Russell, a global leader in multi-manger investment services, provides investment products and services in more than 35 countries. This investment is accounted for using the equity method, adjusted for the charge-off of acquisition goodwill, and is included in common stocks in the consolidated statement of financial position. Since the date of acquisition, the Company charged-off directly from surplus approximately $882 million, representing the goodwill associated with the acquisition. The Company has received permission from the OCI for this statutory accounting treatment, which is different than the NAIC "Accounting Practices and Procedures Manual".

         The Company has unconditionally guaranteed certain debt obligations of Russell, including $350 million of senior notes and up to $150 million of other credit facilities.

12.      CONTINGENCIES

         The Company has also guaranteed certain obligations of other affiliates. These guarantees totaled approximately $112 million at December 31, 2002 and are generally supported by the underlying net asset values of the affiliates. In addition, the Company routinely makes commitments to fund mortgage loans or other investments in the normal course of business. These commitments aggregated to $2.2 billion at December 31, 2002 and were extended at market interest rates and terms.

         The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, losses that may result from such actions would not have a material effect on the Company's financial position at December 31, 2002.

13.      RELATED PARTY TRANSACTIONS

         During 2001 and 2000, the Company transferred appreciated equity investments to wholly-owned subsidiaries as a capital contribution to the subsidiaries. Realized capital gains of $244 million and $220 million for 2001 and 2000, respectively, were reported based on the fair value of the assets at transfer.

                   NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY
        NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS--(CONTINUED)

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of investment assets, including derivatives, and certain policy liabilities at December 31, 2002 and 2001 were as follows:

                                           December 31, 2002          December 31, 2001
                                      --------------------------  --------------------------
                                        Statement       Fair        Statement      Fair
                                          Value         Value         Value       Value
                                      ------------  ------------  ------------  ------------
                                                           (in millions)
Assets:
  Bonds                               $     50,597  $     53,311  $     44,306  $     45,200
  Common and preferred stocks                4,902         6,373         5,369         7,072
  Mortgage loans                            15,692        17,485        15,164        15,875
  Real estate                                1,503         2,181         1,671         2,406
  Policy loans                               9,292         9,628         9,028         9,375
  Other investments                          4,242         4,802         4,817         5,244
  Cash and short-term investments            1,814         1,814         2,018         2,018

Liabilities:
  Investment-type insurance reserves  $      3,737  $      3,562  $      3,417  $      3,191

         Fair value of bonds, common and preferred stocks and derivative financial instruments are based upon quoted market prices, when available. For those not actively traded, fair values are estimated using independent pricing services or internally developed pricing models. The fair value of mortgage loans is estimated by discounting estimated future cash flows using market interest rates for debt with comparable credit risk and maturities. Real estate fair value is determined by discounting estimated future cash flows using market interest rates. Policy loan fair value is estimated based on discounted projected cash flows using market interest rates and assumptions regarding future loan repayments based on Company experience. Other investments primarily represent joint ventures and partnerships, for which the equity method approximates fair value.

         The fair value of investment-type insurance reserves is estimated by discounting estimated future cash flows at market interest rates for similar instruments with comparable maturities.

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

                                       THE NORTHWESTERN MUTUAL
                                       LIFE INSURANCE COMPANY
                                       In respect of NML Variable
                                       Annuity Account A and NML
                                       Variable Annuity Account C
                                       (Registrant)

                                       By /s/ EDWARD J. ZORE
                                          -------------------------------------
                                          Edward J. Zore
                                          President and Chief Executive Officer

Date:    March 25, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     TITLE
                                                     -----

/s/ EDWARD J. ZORE                          Trustee, President and
------------------------------              Chief Executive Officer
    Edward J. Zore

/s/ GARY A. POLINER                         Senior Vice President and
------------------------------              Chief Financial Officer
    Gary A. Poliner

/s/ STEVEN T. CATLETT                       Vice President and
------------------------------              Controller
    Steven T. Catlett

/s/ EDWARD E. BARR*                         Trustee
------------------------------
    Edward E. Barr

/s/ JOHN M. BREMER*                         Trustee
------------------------------
    John M. Bremer

/s/ PETER W. BRUCE*                         Trustee
------------------------------
    Peter W. Bruce

/s/ ROBERT C. BUCHANAN*                     Trustee
------------------------------
    Robert C. Buchanan

/s/ GEORGE A. DICKERMAN*                    Trustee
------------------------------
    George A. Dickerman

/s/ PIERRE S. DU PONT*                      Trustee
------------------------------
    Pierre S. du Pont

/s/ JAMES D. ERICSON*                       Trustee
------------------------------
    James D. Ericson

/s/                                         Trustee
------------------------------
    David A. Erne

/s/ J. E. GALLEGOS*                         Trustee
------------------------------
    J. E. Gallegos

                                                   TITLE
                                                   -----

     /s/ STEPHEN N. GRAFF*                        Trustee
-----------------------------------
         Stephen N. Graff

     /s/ PATRICIA ALBJERG GRAHAM*                 Trustee
-----------------------------------
         Patricia Albjerg Graham

     /s/ JAMES P. HACKETT*                        Trustee
-----------------------------------
         James P. Hackett

     /s/ STEPHEN F. KELLER*                       Trustee
-----------------------------------
         Stephen F. Keller

     /s/ BARBARA A. KING*                         Trustee
-----------------------------------
         Barbara A. King

     /s/ J. THOMAS LEWIS*                         Trustee
-----------------------------------
         J. Thomas Lewis

     /s/ DANIEL F. MCKEITHAM, JR.*                Trustee
-----------------------------------
         Daniel F. McKeithan, Jr.

     /s/ H. MASON SIZEMORE, JR.*                  Trustee
-----------------------------------
         H. Mason Sizemore, Jr.

     /s/ HAROLD B. SMITH*                         Trustee
-----------------------------------
         Harold B. Smith

     /s/ SHERWOOD H. SMITH, JR. *                 Trustee
-----------------------------------
         Sherwood H. Smith, Jr.

     /s/ PETER M. SOMMERHAUSER*                   Trustee
-----------------------------------
         Peter M. Sommerhauser

     /s/ JOHN E. STEURI*                          Trustee
-----------------------------------
         John E. Steuri

     /s/ JOHN J. STOLLENWERK*                     Trustee
-----------------------------------
         John J. Stollenwerk

     /s/ BARRY L. WILLIAMS*                       Trustee
-----------------------------------
         Barry L. Williams

     /s/ KATHRYN D. WRISTON*                      Trustee
-----------------------------------
         Kathryn D. Wriston

         Each of the above signatures is affixed as of March 25, 2003


*By /s/ EDWARD J. ZORE
    -----------------------------------------
        Edward J. Zore, Attorney in Fact,
        pursuant to the Power of Attorney
        attached as exhibit 24.1 hereto.

                                 CERTIFICATIONS

         I, Edward J. Zore, certify that:

         1. I have reviewed this annual report on Form 10-K of The Northwestern Mutual Life Insurance Company in respect of NML Variable Annuity Account A and NML Variable Annuity Account C;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      By /s/ EDWARD J. ZORE
                                         --------------------------------------
                                         Edward J. Zore
                                         President and Chief Executive Officer

Date:    March 25, 2003

         I, Gary A. Poliner, certify that:

         1. I have reviewed this annual report on Form 10-K of The Northwestern Mutual Life Insurance Company in respect of NML Variable Annuity Account A and NML Variable Annuity Account C;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                      By /s/ GARY A. POLINER
                                         --------------------------------------
                                         Gary A. Poliner
                                         Senior Vice President and
                                         Chief Financial Officer

Date:    March 25, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED PURSUANT TO SECTION 12 OF THE ACT

         As supplemental information, the Commission is separately being furnished with four copies of each of the following documents: (1) 2002 Annual Report for NML Variable Annuity Account A; and (2) 2002 Annual Report for NML Variable Annuity Account C.

         No proxy material is prepared specifically for contract holders under NML Variable Annuity Account A or NML Variable Annuity Account C. The Northwestern Mutual Life Insurance Company, a mutual company with no shareholders, does prepare a proxy statement and proxy for each policyholder of a company-issued insurance policy or annuity contract.

                                INDEX TO EXHIBITS

EXHIBIT                          DESCRIPTION                                 PAGE
-------                          -----------                                 ----

  3.1      Restated Articles of Incorporation of The Northwestern Mutual
           Life Insurance Company. (This exhibit was filed in electronic format with Post-Effective Amendment No. 6 on Form N-4 for NML
           Variable Annuity Account A, File No. 33-58476, CIK 0000790162, dated November 13, 1995, and is incorporated herein by reference.)

  3.2      By-Laws of The Northwestern Mutual Life Insurance                  100
           Company as amended December 4, 2002.

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

EXHIBIT                          DESCRIPTION                                 PAGE
-------                          -----------                                 ----

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

  10.8     Form of Participation Agreement among Variable Insurance
           Products Funds, Fidelity Distributors Corporation and The
           Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-6 for Northwestern Mutual Variable Life Account, File
           No. 33-89188, CIK 0000742277, dated February 28, 2003, and is incorporated herein by reference.)

  10.9     Form of Administrative Service Fee Agreement between The
           Northwestern Mutual Life Insurance Company and Frank Russell
           Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity
           Account A, File No. 333-72913, CIK 0000790162, dated February
           25, 1999, and is incorporated herein by reference.)

  10.10 Distribution Contract. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML
           Variable Annuity Account A, File No. 333-22455, CIK
           0000790162, dated February 27, 1997, and is incorporated herein by reference.)

  10.11 Group Combination Annuity Contract, NVP.1C.(0594), with amended application, including Contract amendment (sex neutral). (This exhibit was filed in electronic format with Post-Effective Amendment No. 22 on Form N-4 for NML Variable
           Annuity Account C, File No. 2-89905-01, CIK 0000790163, dated
           May 31, 2001, and is incorporated herein by reference.)

  10.12 Amended Application Form for Group Combination Annuity Contract, included in Exhibit 10.10 above.

  21.1     Subsidiaries of the Registrant                                       117

  24.1     Power of Attorney                                                    119

  99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002                                                                 121
