Form 10-K
period 2003-12-31
NORTHWESTERN MUTUAL LIFE INSURANCE CO; NML VARIABLE ANNUITY ACCOUNT A; NML VARIABLE ANNUITY ACCT C OF NORTHWESTERN MUT LIFE INS CO
filed 2004-03-25
CIK 73076, 790162, 790163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBERS 333-72913 AND 2-89905-01

THE NORTHWESTERN

MUTUAL LIFE INSURANCE COMPANY

IN RESPECT OF

NML VARIABLE ANNUITY ACCOUNT

A & NML VARIABLE ANNUITY ACCOUNT C

(Exact name of registrant as specified in its charter)

WISCONSIN	39-0509570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 EAST WISCONSIN AVENUE MILWAUKEE, WISCONSIN	53202
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 271-1444

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
NONE	NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. NOT APPLICABLE

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. NONE

DOCUMENTS INCORPORATED BY REFERENCE

NONE

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY IN RESPECT OF

NML VARIABLE ANNUITY ACCOUNT A AND NML VARIABLE ANNUITY ACCOUNT C

FORM 10-K

PART I

ITEM 1.	BUSINESS

ACCOUNTS A & C

NML Variable Annuity Account A (“Account A”) and NML Variable Annuity Account C (“Account C”) are segregated asset accounts of The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) formed to provide retirement annuity benefits for (i) self-employed individuals (and their eligible employees) who adopt plans (“HR-10 Plans”) meeting the requirements of Sections 401 or 403(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and (ii) employees of corporate employers who adopt pension or profit sharing plans meeting the requirements of Section 401(a) of the Code, or annuity purchase plans meeting the requirements of Section 403(a) of the Code (collectively, “Corporate Plans”). Account A receives payments under individual variable annuity contracts issued by Northwestern Mutual in connection with HR-10 Plans and Corporate Plans. Account C receives payments under group combination variable annuity contracts issued by Northwestern Mutual in connection with HR-10 Plans and Corporate Plans. The variable annuity contracts issued by Northwestern Mutual in connection with HR-10 Plans and Corporate Plans are hereinafter referred to as the “Contracts.” Account A and Account C were established on February 14, 1968 and July 22, 1970, respectively, by action of the Board of Trustees of Northwestern Mutual in accordance with the provisions of Wisconsin insurance law. Neither Account A nor Account C is registered as an investment company under the Investment Company Act of 1940.

The Contracts provide for the accumulation of funds and the payment of retirement benefits to participants and their beneficiaries (“Annuitants”). Account A and Account C each have 24 divisions. Money invested to provide variable benefits under the Contracts is placed in one or more divisions of the applicable Account which are in turn invested in 18 portfolios of Northwestern Mutual Series Fund, Inc. (Small Cap Growth Stock Portfolio, T. Rowe Price Small Cap Value Portfolio, Aggressive Growth Stock Portfolio, International Growth Portfolio, Franklin Templeton International Equity Portfolio, AllianceBernstein Mid Cap Value Portfolio, Index 400 Stock Portfolio, Janus Capital Appreciation Portfolio, Growth Stock Portfolio, Large Cap Core Stock Portfolio, Capital Guardian Domestic Equity Portfolio, T. Rowe Price Equity Income Portfolio, Index 500 Stock Portfolio, Asset Allocation Portfolio, Balanced Portfolio, High Yield Bond Portfolio, Select Bond Portfolio, and Money Market Portfolio), the Fidelity VIP Mid Cap Portfolio (a fund of Variable Insurance Products Fund III), and 5 funds of Russell Investment Funds (Multi-Style Equity Fund, Aggressive Equity Fund, Non-U.S. Fund, Real Estate Securities Fund and Core Bond Fund), each of which corresponds to one of the Account divisions, all as directed by the Annuitant. Northwestern Mutual Series Fund, Inc. and Russell Investment Funds, which are sponsored by Northwestern Mutual and a Northwestern Mutual affiliate, respectively, and Variable Insurance Products Fund III, which is not affiliated with Northwestern Mutual, are each registered as investment companies under the Investment Company Act of 1940. The Contracts also permit investment on a fixed basis, at rates determined by Northwestern Mutual. The Contracts are sold through individuals who, in addition to being licensed insurance agents of Northwestern Mutual, are registered representatives of Northwestern Mutual Investment Services, LLC (“NMIS”), a wholly-owned company of Northwestern Mutual and a registered broker-dealer under the Securities Exchange Act of 1934.

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

NORTHWESTERN MUTUAL

Founded in 1857, Northwestern Mutual is a mutual insurance company organized under the laws of the State of Wisconsin. Northwestern Mutual’s products consist of a complete range of permanent and term life insurance, disability income insurance and annuities for the personal, business, estate planning and pension markets. Mutual funds, equity and debt securities, long-term care insurance and trust services are offered and/or sold through subsidiaries. Northwestern Mutual markets its insurance products and services in all 50 states of the United States and in the District of Columbia through an exclusive network of approximately 7,900 financial representatives at December 31, 2003 located in approximately 350 offices nationwide. At December 31, 2003, Northwestern Mutual had approximately 4,400 full- and part-time employees. Northwestern Mutual’s website address is www.nmfn.com.

Northwestern Mutual’s principal lines of business are: (i) life insurance, which provides a wide range of individual life insurance products, including traditional whole life, permanent and term combination, variable life and term policies to meet the needs of middle to upper income individuals, small business owners and professionals, estates and selected large corporations; (ii) disability income insurance, which provides a line of individual and group products, including individual non-cancelable, guaranteed renewable loss of earnings, buyout, key person, and short-term and long-term group coverages, marketed primarily to middle to upper income individuals, professionals, and small- to medium-sized businesses and their owners; (iii) investment products and services, which provide individual variable, fixed and immediate annuities offered in conjunction with qualified pension plans, retirement plans for self-employed individuals, individual retirement and personal non-tax qualified situations, group annuities, retail mutual funds (including associated funds offered by Mason Street Funds, Inc. and Frank Russell Investment Company), brokerage services (offered through its subsidiary Northwestern Mutual Investment Services, LLC) and trust services (offered through its subsidiary Northwestern Mutual Trust Company), marketed primarily to middle to upper income individuals, business owners and professionals; and (iv) long-term care insurance, offered through its subsidiary Northwestern Long Term Care Insurance Company, marketed primarily to middle to upper income individuals, small business owners and professionals. For the years ended December 31, 2003, 2002 and 2001, Northwestern Mutual had (a) total premiums of $10.3 billion, $10.1 billion and $9.4 billion, respectively, of which $8.7 billion, $8.6 billion and $7.9 billion, respectively, was attributable to life insurance, $0.7 billion, $0.6 billion and $0.6 billion, respectively, was attributable to disability income insurance, and $0.9 billion for each year was attributable to annuity products in the investment products and services line of business; (b) net income of $692 million, $158 million and $650 million, respectively, of which $493 million, $(18) million and $440 million, respectively, was attributable to life insurance, $179 million, $149 million and $147 million, respectively, was attributable to disability income insurance, $29 million, $44 million and $74 million, respectively, was attributable to annuity products in the investment products and services line of business, and $(9) million, $(17) million and $(11) million, respectively, was attributable to long term care insurance; and (c) total assets of $113.8 billion, $102.9 billion and $98.4 billion, respectively, of which $92.2 billion, $82.8 billion and $77.2 billion, respectively, was attributable to life insurance, $6.1 billion, $5.9 billion and $5.8 billion, respectively, was attributable to disability income insurance, and $15.5 billion, $14.2 billion and $15.4 billion, respectively, was attributable to annuity products in the investment products and services line of business.

The life insurance industry is mature and highly competitive. Competitiveness in the life insurance business is affected by various factors including, but not limited to, product quality, financial strength and stability, third party ratings, size and competence of agency force, range of product lines, customer service, and reputation. Based on total admitted statutory assets at September 30, 2003 (the most recent data available), Northwestern Mutual was the 4th largest U.S. domiciled life insurance company on an individual company basis and the 9th largest on a corporate family basis. During 2003, there were more than 1,000 life insurance companies doing business in the United States and many of these companies offer individual life insurance and annuity products similar to those offered by Northwestern Mutual. In addition, Northwestern Mutual competes with banks, brokerage firms, investment advisers, mutual funds and other financial entities for investment and savings customers. In the individual and group disability markets, Northwestern Mutual competes with a limited number of major national and regional companies offering these specialized products. In the long-term care business, Northwestern Mutual competes primarily with a limited number of national companies. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell life insurance and annuity products, including Northwestern Mutual. United States Supreme Court decisions have expanded the authority of national banks to sell life insurance products and annuities. In addition, legislation enacted in 1999 to overturn Depression-era restrictions on bank affiliations, the Gramm-Leach-Bliley Act (the “Act”), implemented fundamental changes in the regulation of the financial services industry in the U.S. The Act eliminated certain barriers to and restrictions on affiliations between banks, securities firms and insurance companies that were previously contained in the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended. Under the Act, through the use of two new structures, financial holding companies and financial subsidiaries, qualifying bank holding companies and state and national banks are allowed to provide a wide variety of financial services, including the authority to engage in certain insurance activities (e.g., the sale and, in the case of qualifying bank holding companies only, the underwriting of insurance and annuities). As a result of the Act, among other things, bank holding companies may acquire insurers and insurance holding companies may acquire banks. Over time, the Act may change the competitive and regulatory environment in which Northwestern Mutual and its subsidiaries conduct their businesses and may result in additional competition in one or more markets in which they sell their products and services.

Northwestern Mutual, and its insurance subsidiary Northwestern Long Term Care Insurance Company, are licensed to transact their insurance business in, and are subject to regulation and supervision by, all 50 states of the United States and the District of Columbia. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects of insurance companies, including standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurance companies. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and, for certain lines of insurance, the approval of rates. Such statutes and regulations also prescribe the permitted types and concentration of investments. The Act reaffirms that the states remain responsible for regulating the business of insurance. However, subject to certain exceptions, no state authority can prevent or restrict depository institutions and their affiliates from affiliating with insurance companies as permitted under the Act. In addition, certain state laws and regulations that place restrictions on a depository institution’s insurance sales activities are preempted.

Frank Russell Company (“Russell”), a subsidiary of Northwestern Mutual, is a global investment services firm providing multi-manager investment products and services in 35 countries. Together with its subsidiaries, Russell managed $94.5 billion in assets at December 31, 2003 and advised clients representing $1.6 trillion worldwide. Russell is also well known for its family of market indices, including the Russell 2000, which provide complete sets of performance benchmarks for investors in the United States.

Robert W. Baird & Co. Incorporated (“Baird”), a subsidiary of Northwestern Mutual, is a registered broker-dealer providing (through it and its affiliates) asset management, investment banking, wealth management and private equity services via offices in the United States, United Kingdom and Germany. Baird serves individuals, corporations, institutional investors and municipalities as financial advisor, asset manager, equity research specialist, investment banker, private equity investor and public finance specialist. It is a member of the New York Stock Exchange.

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

See Item 15 herein for the audited consolidated financial statements of Northwestern Mutual.

PURPOSE OF ANNUAL REPORT

This Annual Report on Form 10-K is filed with respect to Account A and Account C of Northwestern Mutual. While certain information in this Form 10-K relates to Northwestern Mutual as a whole, this Form 10-K is intended to provide information with respect to such Account A and Account C where relevant.

ITEM 2.	PROPERTIES

Account A and Account C own no physical properties. Northwestern Mutual owns and occupies all of the space in its home office complex in Milwaukee, Wisconsin. Northwestern Mutual owns land in Franklin, Wisconsin on which it has been constructing an additional office campus that it expects to occupy in the second quarter of 2004. Northwestern Mutual, as lessee, also occupies temporary space in three buildings adjacent to its Milwaukee complex. Northwestern Mutual is the lessee of eight leases covering its real estate regional offices in locations throughout the United States. Russell and Baird lease their principal office space located in Tacoma, Washington and Milwaukee, Wisconsin, respectively. Northwestern Mutual believes that its owned and leased properties are suitable and adequate for its current operations.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As segregated asset accounts, Account A and Account C do not issue common equity securities. As a mutual life insurance company, Northwestern Mutual does not issue common equity securities.

The Contracts issued in connection with Account A and Account C, and interests in those Contracts, are offered on a continuous basis to Corporate Plans and HR-10 Plans. The Contracts for Corporate Plans are not registered under the Securities Act of 1933, in reliance on the exemption provided by Section 3(a)(2) thereof. All of the Contracts are offered exclusively by financial representatives of Northwestern Mutual who are also registered representatives of NMIS.

During 2003, the following aggregate dollar amounts of such unregistered securities were sold to Corporate Plans, generating the aggregate commissions stated:

ACCOUNT A		ACCOUNT C
AMOUNT SOLD	COMMISSIONS	AMOUNT SOLD	COMMISSIONS
$28,315,608 (A)	$1,309,746 (B)	$54,467,123 (A)	$472,769 (B)

(A)	Reflects premiums paid by Contract holders, dividend additions and Northwestern Mutual plan contributions, as applicable.

(B)	Reflects an estimate of amounts paid to Northwestern Mutual financial representatives for sales to Corporate Plans based on a pro rata allocation of Contract sales generating commissions under the Account.

Accumulation units in Account A and Account C represent the interests of Contract owners. Purchase payments are applied to credit additional accumulation units based on the accumulation unit value next determined after each payment is received. Accumulation units are valued as of the close of business on the New York Stock Exchange for each day the Exchange is open, and at any other time required by the Investment Act of 1940.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial data for Account A for the five years in the period ended December 31, 2003. The data should be read in conjunction with the financial statements and notes thereto of Account A contained in Item 8 of this Annual Report.

RESULTS OF OPERATIONS FOR ACCOUNT A

(IN THOUSANDS)

	2003	2002	2001	2000	1999
Investment Income
Dividend Income from Small Cap Growth Stock Division **	$—	$26	$1	$379	$149
Dividend Income from T. Rowe Price Small Cap Value Division #	—	14	1	N/A	N/A
Dividend Income from Aggressive Growth Stock Division	—	61	19,094	13,412	2,871
Dividend Income from International Growth Stock Division #	14	3	—	N/A	N/A
Dividend Income from Franklin Templeton International Equity Division	408	574	3,729	3,228	6,194
Dividend Income from AllianceBernstein Mid Cap Value Division ##	2	N/A	N/A	N/A	N/A
Dividend Income from Index 400 Stock Division **	66	76	97	801	30
Dividend Income from Janus Capital Appreciation Division ##	—	N/A	N/A	N/A	N/A
Dividend Income from Growth Stock Division	194	324	1,497	1,855	1,225
Dividend Income from Large Cap Core Stock Division ^	139	170	876	1,774	4,191
Dividend Income from Capital Guardian Domestic Equity Division #	47	20	1	N/A	N/A
Dividend Income from T. Rowe Price Equity Income Division ##	4	N/A	N/A	N/A	N/A
Dividend Income from Index 500 Stock Division	1,074	1,197	5,168	6,161	3,676
Dividend Income from Asset Allocation Division #	78	45	6	N/A	N/A
Dividend Income from Balanced Division	6,026	7,949	19,440	24,058	34,011
Dividend Income from High Yield Bond Division	11	456	529	611	821
Dividend Income from Select Bond Division	1,248	1,181	1,257	1,463	2,088
Dividend Income from Money Market Division	300	440	1,067	1,609	1,410
Dividend Income from Fidelity VIP Mid Cap Division ##	—	N/A	N/A	N/A	N/A
Dividend Income from Russell Multi-Style Equity Division **	26	22	91	134	76
Dividend Income from Russell Aggressive Equity Division **	3	—	3	261	4
Dividend Income from Russell Non-U.S. Division **	78	41	17	226	37
Dividend Income from Russell Core Bond Division **	92	55	78	50	22
Dividend Income from Russell Real Estate Securities Division **	227	142	93	43	12

Total Dividend Income	10,037	12,796	53,045	56,065	56,817
Annuity Rate and Expense Guarantees	(5,714)	(6,269)	(7,425)	(8,884)	(8,722)

Net Investment Income	$4,323	$6,527	$45,620	$47,181	$48,095

Realized and Unrealized Gain (Loss) on Investments:
Realized Gain (Loss) on Investments	$(13,067)	$(14,549)	$15,197	$56,764	$51,300
Unrealized Appreciation (Depreciation) of Investments During the Year	98,006	(74,854)	(124,257)	(120,838)	9,270

Net Gain (Loss) on Investments	84,939	(89,403)	(109,060)	(64,074)	60,570

Increase (Decrease) in Equity Derived from Investment Activity	$89,262	$(82,876)	$(63,440)	$(16,893)	$108,665

**	Became an investment option under the Contracts effective April 30, 1999.

#	Became an investment option under the Contracts effective July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Became an investment option under the Contracts effective May 1, 2003.

CHANGES IN EQUITY FOR ACCOUNT A

(IN THOUSANDS)

	2003	2002	2001	2000	1999
Operations
Net Investment Income	$4,323	$6,527	$45,620	$47,181	$48,095
Net Realized Gain (Loss)	(13,067)	(14,549)	15,197	56,764	51,300
Net Change in Unrealized Appreciation (Depreciation)	98,006	(74,854)	(124,257)	(120,838)	9,270

Increase (Decrease) in Equity Derived from Investment Activity	89,262	(82,876)	(63,440)	(16,893)	108,665

Equity Transactions
Contract Owners’ Net Payments	39,633	46,958	46,213	54,157	55,489
Annuity Payments	(1,111)	(1,186)	(1,316)	(1,472)	(1,469)
Surrenders and Other (Net)	(70,519)	(86,526)	(83,649)	(121,406)	(102,935)
Transfers from Other Divisions or Sponsor	92,326	89,970	83,322	137,543	125,332
Transfers to Other Divisions or Sponsor	(95,723)	(91,980)	(84,772)	(138,779)	(126,511)

Increase (Decrease) in Equity Derived from Equity Transactions	(35,394)	(42,764)	(40,202)	(69,957)	(50,094)

Net Increase (Decrease) in Equity	53,868	(125,640)	(103,642)	(86,850)	58,571
Equity
Beginning of Period	468,072	593,712	697,354	784,204	725,633

End of Period	$521,940	$468,072	$593,712	$697,354	$784,204

TOTAL ASSETS OF ACCOUNT A

(IN THOUSANDS)

	2003	2002	2001	2000	1999
ASSETS
Investments at Market Value:
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock	$18,478	$14,422	$15,624	$16,293	$4,847
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Small Cap Value #	4,572	2,692	585	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Aggressive Growth Stock	57,087	51,966	77,633	106,815	104,344
Northwestern Mutual Series Fund, Inc.
International Growth Stock #	2,232	598	157	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Franklin Templeton International Equity	29,053	22,529	30,810	40,333	45,439
Northwestern Mutual Series Fund, Inc.
AllianceBernstein Mid Cap Value ##	444	N/A	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Index 400 Stock	11,335	8,330	9,168	7,162	2,205
Northwestern Mutual Series Fund, Inc.
Janus Capital Appreciation ##	190	N/A	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Growth Stock	24,542	23,486	32,717	38,037	39,031
Northwestern Mutual Series Fund, Inc.
Large Cap Core Stock ^	15,885	13,703	23,058	26,081	35,735
Northwestern Mutual Series Fund, Inc.
Capital Guardian Domestic Equity #	3,535	1,670	291	N/A	N/A
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Equity Income ##	484	N/A	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Index 500 Stock	80,656	69,524	104,943	133,526	169,861
Northwestern Mutual Series Fund, Inc.
Asset Allocation #	4,815	2,800	800	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Balanced	195,524	181,610	229,239	266,410	319,678
Northwestern Mutual Series Fund, Inc.
High Yield Bond	5,419	4,280	5,018	5,135	6,940
Northwestern Mutual Series Fund, Inc.
Select Bond	29,252	31,441	23,983	20,275	22,162
Northwestern Mutual Series Fund, Inc.
Money Market	18,413	26,634	27,159	25,480	28,975
Fidelity Variable Insurance Products Fund III
VIP Mid Cap ##	1,031	N/A	N/A	N/A	N/A
Russell Investment Funds
Multi-Style Equity	4,547	3,042	4,111	4,097	2,500
Russell Investment Funds
Aggressive Equity	3,765	2,283	2,947	2,497	1,142
Russell Investment Funds
Non-U.S.	3,551	2,284	2,861	3,244	1,383
Russell Investment Funds
Core Bond	2,477	2,331	1,527	1,186	693
Russell Investment Funds
Real Estate Securities **	5,521	3,056	1,820	1,328	332
Due from Northwestern Mutual	21	211	8	—	1,012
Due from Sale of Fund Shares	—	—	39	665	1,329

Total Assets	$522,829	$468,892	$594,498	$698,564	$787,608

#	Became an investment option under the Contracts effective July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Became an investment option under the Contracts effective May 1, 2003.

The following tables set forth selected historical financial data for Account C for the five years in the period ended December 31, 2003. The data should be read in conjunction with the financial statements and notes thereto of Account C contained in Item 8 of this Annual Report.

RESULTS OF OPERATIONS FOR ACCOUNT C

(IN THOUSANDS)

	2003	2002	2001	2000	1999
Investment Income
Dividend Income from Small Cap Growth Stock Division **	$—	$32	$2	$99	$32
Dividend Income from T. Rowe Price Small Cap Value Division #	—	2	—	N/A	N/A
Dividend Income from Aggressive Growth Stock Division	—	90	27,284	20,221	3,671
Dividend Income from International Growth Stock Division #	1	—	—	N/A	N/A
Dividend Income from Franklin Templeton International Equity Division	618	906	5,914	5,036	8,184
Dividend Income from AllianceBernstein Mid Cap Value Division ##	1	N/A	N/A	N/A	N/A
Dividend Income from Index 400 Stock Division **	115	140	194	1,180	6
Dividend Income from Janus Capital Appreciation Division ##	—	N/A	N/A	N/A	N/A
Dividend Income from Growth Stock Division	179	330	1,614	2,101	1,223
Dividend Income from Large Cap Core Stock Division ^	137	180	957	2,123	4,566
Dividend Income from Capital Guardian Domestic Equity Division #	17	7	—	N/A	N/A
Dividend Income from T. Rowe Price Equity Income Division ##	1	N/A	N/A	N/A	N/A
Dividend Income from Index 500 Stock Division	1,167	1,468	6,550	8,370	4,675
Dividend Income from Asset Allocation Division #	21	24	—	N/A	N/A
Dividend Income from Balanced Division	2,491	3,922	9,705	12,909	18,031
Dividend Income from High Yield Bond Division	11	415	487	558	759
Dividend Income from Select Bond Division	771	863	911	1,093	1,570
Dividend Income from Money Market Division	128	221	523	971	1,015
Dividend Income from Fidelity VIP Mid Cap Division ##	—	N/A	N/A	N/A	N/A
Dividend Income from Russell Multi-Style Equity Division **	6	7	37	79	48
Dividend Income from Russell Aggressive Equity Division **	1	—	1	74	1
Dividend Income from Russell Non-U.S. Division **	25	9	4	61	13
Dividend Income from Russell Core Bond Division **	29	20	48	22	15
Dividend Income from Russell Real Estate Securities Division **	604	481	290	52	4

Total Dividend Income	6,323	9,117	54,521	54,949	43,813
Annuity Rate and Expense Guarantees	(1,026)	(1,432)	(2,007)	(2,896)	(3,444)

Net Investment Income	$5,297	$7,685	$52,514	$52,053	$40,369

Realized and Unrealized Gain (Loss) on Investments:
Realized Gain (Loss) on Investments	$(22,413)	$(35,241)	$8,705	$54,861	$41,106
Unrealized Appreciation (Depreciation) of Investments During the Year	103,646	(58,211)	(133,527)	(121,850)	36,856

Net Gain (Loss) on Investments	81,233	(93,452)	(124,822)	(66,989)	77,962

Increase (Decrease) in Equity Derived from Investment Activity	$86,530	$(85,767)	$(72,308)	$(14,936)	$118,331

**	Became an investment option under the Contracts effective April 30, 1999.

#	Became an investment option under the Contracts effective July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Became an investment option under the Contracts effective May 1, 2003.

CHANGES IN EQUITY FOR ACCOUNT C

(IN THOUSANDS)

	2003	2002	2001	2000	1999
Operations
Net Investment Income	$5,297	$7,685	$52,514	$52,053	$40,369
Net Realized Gain (Loss)	(22,413)	(35,241)	8,705	54,861	41,106
Net Change in Unrealized Appreciation (Depreciation)	103,646	(58,211)	(133,527)	(121,850)	36,856

Increase (Decrease) in Equity Derived from Investment Activity	86,530	(85,767)	(72,308)	(14,936)	118,331

Equity Transactions
Contract Owners’ Net Payments	53,289	78,994	90,774	103,967	74,900
Annuity Payments	(58)	(58)	(64)	(75)	(67)
Surrenders and Other (Net)	(87,264)	(160,876)	(140,073)	(135,735)	(119,041)
Transfers from Other Divisions or Sponsor	35,966	49,213	55,326	91,474	70,710
Transfers to Other Divisions or Sponsor	(36,353)	(50,870)	(53,674)	(92,576)	(69,203)

Increase (Decrease) in Equity Derived from Equity Transactions	(34,420)	(83,597)	(47,711)	(32,945)	(42,701)

Net Increase (Decrease) in Equity	52,110	(169,364)	(120,019)	(47,881)	75,630
Equity
Beginning of Period	383,452	552,816	672,835	720,716	645,086

End of Period	$435,562	$383,452	$552,816	$672,835	$720,716

TOTAL ASSETS OF ACCOUNT C

(IN THOUSANDS)

	2003	2002	2001	2000	1999
ASSETS
Investments at Market Value:
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock	$24,418	$16,885	$21,098	$20,038	$949
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Small Cap Value #	826	454	165	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Aggressive Growth Stock	79,023	71,638	112,232	157,369	139,739
Northwestern Mutual Series Fund, Inc.
International Growth Stock #	146	58	38	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Franklin Templeton International Equity	47,872	35,006	48,902	65,489	64,556
Northwestern Mutual Series Fund, Inc.
AllianceBernstein Mid Cap Value ##	229	N/A	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Index 400 Stock	20,392	14,520	16,849	11,399	473
Northwestern Mutual Series Fund, Inc.
Janus Capital Appreciation ##	234	N/A	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Growth Stock	25,380	22,261	33,016	42,696	39,776
Northwestern Mutual Series Fund, Inc.
Large Cap Core Stock ^	16,756	13,872	25,473	29,723	41,105
Northwestern Mutual Series Fund, Inc.
Capital Guardian Domestic Equity #	1,235	580	211	N/A	N/A
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Equity Income ##	144	N/A	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Index 500 Stock	89,325	77,810	131,489	173,398	220,075
Northwestern Mutual Series Fund, Inc.
Asset Allocation #	1,259	1,491	46	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Balanced	78,027	82,213	115,972	136,009	167,444
Northwestern Mutual Series Fund, Inc.
High Yield Bond	6,206	3,894	4,583	4,239	6,380
Northwestern Mutual Series Fund, Inc.
Select Bond	18,448	19,561	17,379	14,027	17,537
Northwestern Mutual Series Fund, Inc.
Money Market	6,171	10,973	15,185	12,102	19,341
Fidelity Variable Insurance Products Fund III
VIP Mid Cap ##	377	N/A	N/A	N/A	N/A
Russell Investment Funds
Multi-Style Equity	1,087	751	1,403	1,745	1,706
Russell Investment Funds
Aggressive Equity	911	527	710	643	352
Russell Investment Funds
Non-U.S.	1,149	527	672	818	565
Russell Investment Funds
Core Bond	895	804	793	486	384
Russell Investment Funds
Real Estate Securities	15,029	9,566	6,600	2,654	102
Due from Northwestern Mutual	35	67	37	16	395
Due from Sale of Fund Shares	—	—	13	195	798
Due from Participants	—	—	—	—	232

Total Assets	$435,574	$383,458	$552,866	$673,046	$721,909

#	Became an investment option under the Contracts effective July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Became an investment option under the Contracts effective May 1, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The results of operations for Accounts A and C are primarily impacted by the investment results of the underlying Divisions. The investment results of the underlying Divisions are primarily driven by the investment results of the related Portfolio of the Northwestern Mutual Series Fund, Inc., Fidelity Variable Insurance Products Fund III or Russell Investment Funds. The pro-rata portion of the investment results of the related Portfolio attributable to Accounts A and C are reflected in the Statement of Operations and Statement of Changes in Equity as Dividend Income, Realized Gain (Loss) on Investments and Unrealized Appreciation (Depreciation) of Investments. The other item impacting the results of operations is the Annuity Rate and Expense Guarantees, which are owed to Northwestern Mutual and are an expense of the Division.

Sources of cash for Accounts A and Account C include premium payments which are reflected on the Statement of Changes in Equity, in the Equity Transactions section line item titled Contract Owners’ Net Payments. Uses of cash for Accounts A and C include annuity payments and policy surrenders. These are also reflected on the Statement of Changes in Equity.

The primary risks associated with assets of Accounts A and C are investment related risks or market risk. It should be noted that Accounts A and C represent a small portion of the net assets of the related Portfolio for each Division.

LIQUIDITY

The assets of Accounts A and C are invested solely in shares of Northwestern Mutual Series Fund, Inc. (“Series Fund”), the Fidelity Variable Insurance Products Fund III (“Fidelity Fund”), and the Russell Investment Funds (“Russell Funds,” and collectively with the Series Fund and Fidelity Fund, the “Funds”). The Series Fund consists of the Small Cap Growth Stock Portfolio, T. Rowe Price Small Cap Value Portfolio, Aggressive Growth Stock Portfolio, International Growth Portfolio, Franklin Templeton International Equity Portfolio, AllianceBernstein Mid Cap Value Portfolio, Index 400 Stock Portfolio, Janus Capital Appreciation Portfolio, Growth Stock Portfolio, Large Cap Core Stock Portfolio, Capital Guardian Domestic Equity Portfolio, T. Rowe Price Equity Income Portfolio, Index 500 Stock Portfolio, Asset Allocation Portfolio, Balanced Portfolio, High Yield Bond Portfolio, Select Bond Portfolio, and Money Market Portfolio. The Fidelity Fund consists of the Fidelity VIP Mid Cap Portfolio (for purposes of Account A and C investment). The Russell Funds consist of the Multi-Style Equity Fund, Aggressive Equity Fund, Non-U.S. Fund, Core Bond Fund and Real Estate Securities Fund. The Funds are open-end investment companies registered under the Investment Company Act of 1940. In order to pay annuity benefits and expenses, the Accounts redeem shares in the Funds.

CAPITAL RESOURCES

Accounts A and C have no material commitments for capital expenditures as of December 31, 2003, the end of the most recent fiscal year. All payments from Contract owners of Account A and Account C, less any sales load or installation fee, are invested in shares of the Funds. The capital resources of Account A and Account C are the equity in the respective Accounts. This consists of payments from the Contract owners, plus unrealized and realized appreciation on the investment of these payments, plus investment income received from the Funds, minus payment of annuity benefits and expenses.

RESULTS OF OPERATIONS

Accumulation units in Account A and Account C represent the interests of Contract owners. The value of an accumulation unit in each Division varies with the investment experience of the Division, which in turn is determined by the investment experience of the corresponding Portfolio or Fund. Set forth below for each of Account A and Account C are accumulation unit values at December 31, 2003, 2002, and 2001 for each Division, and the percentage change in such values from year to year.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED PRIOR TO DECEMBER 17, 1981:

DIVISION	12/31/03	% CHANGE	12/31/02*	% CHANGE	12/31/01
Small Cap Growth Stock	$2.003241	32.07%	$1.516823	-19.03%	$1.873388
T. Rowe Price Small Cap Value	1.275243	34.15%	0.950636	-6.28%	1.014387
Aggressive Growth Stock	4.593218	23.76%	3.711325	-21.74%	4.742335
International Growth Stock	1.084083	37.95%	0.785836	-12.99%	0.903153
Franklin Templeton International Equity	2.282107	39.42%	1.636881	-18.02%	1.996677
AllianceBernstein Mid Cap Value ##	1.324927	32.49%	1.000000	N/A	N/A
Index 400 Stock	1.463815	34.01%	1.092338	-15.18%	1.287807
Janus Capital Appreciation ##	1.193045	19.30%	1.000000	N/A	N/A
Growth Stock	2.369404	18.06%	2.006974	-21.42%	2.554121
Large Cap Core Stock ^	1.929029	23.13%	1.566688	-28.73%	2.198364
Capital Guardian Domestic Equity	1.016839	33.41%	0.762191	-21.83%	0.975051
T. Rowe Price Equity Income ##	1.230194	23.02%	1.000000	N/A	N/A
Index 500 Stock	3.938953	27.48%	3.089894	-22.65%	3.994853
Asset Allocation	1.040782	19.73%	0.869281	-10.93%	0.975908
Balanced	8.329807	17.11%	7.112654	-8.23%	7.750204
High Yield Bond	1.905353	28.10%	1.487426	-3.62%	1.543249
Select Bond	10.584441	4.70%	10.108841	11.25%	9.086342
Money Market	3.045469	0.48%	3.030949	0.90%	3.004024
Fidelity VIP Mid Cap ##	1.399684	39.97%	1.000000	N/A	N/A
Russell Multi-Style Equity	0.774096	27.90%	0.605230	-23.76%	0.793888
Russell Aggressive Equity	1.224208	44.51%	0.847132	-19.66%	1.054435
Russell Non-U.S	0.950951	37.75%	0.690333	-15.78%	0.819680
Russell Core Bond	1.306711	5.36%	1.240286	8.03%	1.148123
Russell Real Estate Securities	1.750140	36.19%	1.285091	3.03%	1.247315

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 16, 1981 AND PRIOR TO MARCH 31, 1995:

DIVISION	12/31/03	% CHANGE	12/31/02*	% CHANGE	12/31/01
Small Cap Growth Stock	$1.956937	31.41%	$1.489185	-19.44%	$1.848493
T. Rowe Price Small Cap Value	1.259912	33.48%	0.943905	-6.75%	1.012260
Aggressive Growth Stock	4.302813	23.15%	3.494085	-22.13%	4.487184
International Growth Stock	1.071062	37.27%	0.780276	-13.42%	0.901258
Franklin Templeton International Equity	2.163493	38.72%	1.559571	-18.43%	1.911919
AllianceBernstein Mid Cap Value ##	1.320512	32.05%	1.000000	N/A	N/A
Index 400 Stock	1.429987	33.34%	1.072428	-15.60%	1.270690
Janus Capital Appreciation ##	1.189063	18.91%	1.000000	N/A	N/A
Growth Stock	2.257547	17.47%	1.921805	-21.81%	2.458020
Large Cap Core Stock ^	1.837972	22.51%	1.500218	-29.09%	2.115675
Capital Guardian Domestic Equity	1.004585	32.74%	0.756787	-22.22%	0.973004
T. Rowe Price Equity Income ##	1.226098	22.61%	1.000000	N/A	N/A
Index 500 Stock	3.690039	26.84%	2.909123	-23.04%	3.780024
Asset Allocation	1.028260	19.13%	0.863125	-11.37%	0.973862
Balanced	7.461780	16.53%	6.403383	-8.68%	7.012362
High Yield Bond	1.815388	27.46%	1.424293	-4.10%	1.485164
Select Bond	9.479507	4.18%	9.098961	10.70%	8.219594
Money Market	2.728314	-0.02%	2.728924	0.39%	2.718250
Fidelity VIP Mid Cap ##	1.395022	39.50%	1.000000	N/A	N/A
Russell Multi-Style Equity	0.756197	27.26%	0.594202	-24.14%	0.783335
Russell Aggressive Equity	1.195908	43.79%	0.831686	-20.06%	1.040412
Russell Non-U.S	0.928976	37.07%	0.677755	-16.20%	0.808779
Russell Core Bond	1.276523	4.83%	1.217720	7.49%	1.132872
Russell Real Estate Securities	1.709672	35.51%	1.261665	2.51%	1.230726

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 - FRONT LOAD VERSION:

DIVISION	12/31/03	% CHANGE	12/31/02*	% CHANGE	12/31/01
Small Cap Growth Stock	$2.035993	32.53%	$1.536295	-18.75%	$1.890848
T. Rowe Price Small Cap Value	1.285976	34.61%	0.955324	-5.96%	1.015860
Aggressive Growth Stock	2.191030	24.19%	1.764232	-21.47%	2.246524
International Growth Stock	1.093220	38.43%	0.789715	-12.69%	0.904464
Franklin Templeton International Equity	1.913375	39.90%	1.367662	-17.73%	1.662501
AllianceBernstein Mid Cap Value ##	1.328001	32.80%	1.000000	N/A	N/A
Index 400 Stock	1.487736	34.47%	1.106344	-14.88%	1.299809
Janus Capital Appreciation ##	1.195801	19.58%	1.000000	N/A	N/A
Growth Stock	2.246405	18.47%	1.896210	-21.15%	2.404787
Large Cap Core Stock ^	1.828313	23.56%	1.479747	-28.49%	2.069175
Capital Guardian Domestic Equity	1.025423	33.87%	0.765966	-21.56%	0.976476
T. Rowe Price Equity Income ##	1.233047	23.30%	1.000000	N/A	N/A
Index 500 Stock	2.477110	27.92%	1.936439	-22.38%	2.494890
Asset Allocation	1.049545	20.14%	0.873571	-10.62%	0.977328
Balanced	2.198372	17.52%	1.870656	-7.91%	2.031286
High Yield Bond	1.832738	28.54%	1.425787	-3.28%	1.474181
Select Bond	1.884108	5.07%	1.793220	11.64%	1.606263
Money Market	1.408673	0.83%	1.397113	1.25%	1.379910
Fidelity VIP Mid Cap ##	1.402932	40.29%	1.000000	N/A	N/A
Russell Multi-Style Equity	0.786751	28.34%	0.613006	-23.50%	0.801293
Russell Aggressive Equity	1.244218	45.01%	0.857996	-19.38%	1.064253
Russell Non-U.S	0.966479	38.23%	0.699179	-15.49%	0.827309
Russell Core Bond	1.328054	5.72%	1.256188	8.40%	1.158815
Russell Real Estate Securities	1.778695	36.66%	1.301549	3.39%	1.258915

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 - BACK LOAD VERSION:

DIVISION	12/31/03	% CHANGE	12/31/02*	% CHANGE	12/31/01
Small Cap Growth Stock	$1.956937	31.41%	$1.489185	-19.44%	$1.848493
T. Rowe Price Small Cap Value	1.259912	33.48%	0.943905	-6.75%	1.012260
Aggressive Growth Stock	4.302813	23.15%	3.494085	-22.13%	4.487184
International Growth Stock	1.071062	37.27%	0.780276	-13.42%	0.901258
Franklin Templeton International Equity	2.163493	38.72%	1.559571	-18.43%	1.911919
AllianceBernstein Mid Cap Value ##	1.320512	32.05%	1.000000	N/A	N/A
Index 400 Stock	1.429987	33.34%	1.072428	-15.60%	1.270690
Janus Capital Appreciation ##	1.189063	18.91%	1.000000	N/A	N/A
Growth Stock	2.257547	17.47%	1.921805	-21.81%	2.458020
Large Cap Core Stock ^	1.837972	22.51%	1.500218	-29.09%	2.115675
Capital Guardian Domestic Equity	1.004585	32.74%	0.756787	-22.22%	0.973004
T. Rowe Price Equity Income ##	1.226098	22.61%	1.000000	N/A	N/A
Index 500 Stock	3.690039	26.84%	2.909123	-23.04%	3.780024
Asset Allocation	1.028260	19.13%	0.863125	-11.37%	0.973862
Balanced	7.461780	16.53%	6.403383	-8.68%	7.012362
High Yield Bond	1.815388	27.46%	1.424293	-4.10%	1.485164
Select Bond	9.479507	4.18%	9.098961	10.70%	8.219594
Money Market	2.728314	-0.02%	2.728924	0.39%	2.718250
Fidelity VIP Mid Cap ##	1.395022	39.50%	1.000000	N/A	N/A
Russell Multi-Style Equity	0.756197	27.26%	0.594202	-24.14%	0.783335
Russell Aggressive Equity	1.195908	43.79%	0.831686	-20.06%	1.040412
Russell Non-U.S	0.928976	37.07%	0.677755	-16.20%	0.808779
Russell Core Bond	1.276523	4.83%	1.217720	7.49%	1.132872
Russell Real Estate Securities	1.709672	35.51%	1.261665	2.51%	1.230726

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 2000 - FRONT LOAD VERSION:

DIVISION	12/31/03	% CHANGE	12/31/02*	% CHANGE	12/31/01
Small Cap Growth Stock	$0.930572	32.40%	$0.702869	-18.83%	$0.865935
T. Rowe Price Small Cap Value	1.282924	34.48%	0.953992	-6.05%	1.015445
Aggressive Growth Stock	0.699892	24.07%	0.564112	-21.55%	0.719033
International Growth Stock	1.090626	38.30%	0.788618	-12.77%	0.904093
Franklin Templeton International Equity	0.978611	39.76%	0.700185	-17.81%	0.851962
AllianceBernstein Mid Cap Value ##	1.327125	32.71%	1.000000	N/A	N/A
Index 400 Stock	1.169318	34.34%	0.870423	-14.97%	1.023646
Janus Capital Appreciation ##	1.195012	19.50%	1.000000	N/A	N/A
Growth Stock	0.729643	18.35%	0.616498	-21.23%	0.782628
Large Cap Core Stock ^	0.717843	23.43%	0.581563	-28.56%	0.814020
Capital Guardian Domestic Equity	1.022974	33.74%	0.764893	-21.64%	0.976072
T. Rowe Price Equity Income ##	1.232233	23.22%	1.000000	N/A	N/A
Index 500 Stock	0.771935	27.80%	0.604035	-22.46%	0.779001
Asset Allocation	1.047056	20.03%	0.872356	-10.70%	0.976926
Balanced	1.012887	17.40%	0.862735	-8.00%	0.937735
High Yield Bond	1.249172	28.41%	0.972766	-3.38%	1.006773
Select Bond	1.386996	4.96%	1.321394	11.53%	1.184790
Money Market	1.100118	0.73%	1.092171	1.15%	1.079788
Fidelity VIP Mid Cap ##	1.402004	40.20%	1.000000	N/A	N/A
Russell Multi-Style Equity	0.736202	28.22%	0.574187	-23.57%	0.751294
Russell Aggressive Equity	1.054631	44.87%	0.727980	-19.46%	0.903873
Russell Non-U.S	0.769505	38.10%	0.557227	-15.57%	0.659991
Russell Core Bond	1.313645	5.62%	1.243794	8.30%	1.148513
Russell Real Estate Securities	1.877412	36.53%	1.375137	3.28%	1.331406

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 2000 - BACK LOAD VERSION:

DIVISION	12/31/03	% CHANGE	12/31/02*	% CHANGE	12/31/01
Small Cap Growth Stock	$1.956937	31.41%	$1.489185	-19.44%	$1.848493
T. Rowe Price Small Cap Value	1.259912	33.48%	0.943905	-6.75%	1.012260
Aggressive Growth Stock	4.302813	23.15%	3.494085	-22.13%	4.487184
International Growth Stock	1.071062	37.27%	0.780276	-13.42%	0.901258
Franklin Templeton International Equity	2.163493	38.72%	1.559571	-18.43%	1.911919
AllianceBernstein Mid Cap Value ##	1.320512	32.05%	1.000000	N/A	N/A
Index 400 Stock	1.429987	33.34%	1.072428	-15.60%	1.270690
Janus Capital Appreciation ##	1.189063	18.91%	1.000000	N/A	N/A
Growth Stock	2.257547	17.47%	1.921805	-21.81%	2.458020
Large Cap Core Stock ^	1.837972	22.51%	1.500218	-29.09%	2.115675
Capital Guardian Domestic Equity	1.004585	32.74%	0.756787	-22.22%	0.973004
T. Rowe Price Equity Income ##	1.226098	22.61%	1.000000	N/A	N/A
Index 500 Stock	3.690039	26.84%	2.909123	-23.04%	3.780024
Asset Allocation	1.028260	19.13%	0.863125	-11.37%	0.973862
Balanced	7.461780	16.53%	6.403383	-8.68%	7.012362
High Yield Bond	1.815388	27.46%	1.424293	-4.10%	1.485164
Select Bond	9.479507	4.18%	9.098961	10.70%	8.219594
Money Market	2.728314	-0.02%	2.728924	0.39%	2.718250
Fidelity VIP Mid Cap ##	1.395022	39.50%	1.000000	N/A	N/A
Russell Multi-Style Equity	0.756197	27.26%	0.594202	-24.14%	0.783335
Russell Aggressive Equity	1.195908	43.79%	0.831686	-20.06%	1.040412
Russell Non-U.S	0.928976	37.07%	0.677755	-16.20%	0.808779
Russell Core Bond	1.276523	4.83%	1.217720	7.49%	1.132872
Russell Real Estate Securities	1.709672	35.51%	1.261665	2.51%	1.230726

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCOUNT A

TOTAL EQUITY:

(IN THOUSANDS)

12/31/03	12/31/02	12/31/01
$521,940	$468,072	$593,712

The increase in 2003’s Total Equity was attributable primarily to investment activities within the Account A: the net change in unrealized appreciation of $98,006 led to an increase in equity derived from investment activities of $89,262 for the year ended December 31, 2003. The remaining change in equity is attributed to the equity transactions for the year ended December 31, 2003. The decline in 2002’s Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized depreciation of $74,854 led to a decrease in equity derived from investment activities of $82,876 for the year ended December 31, 2002. The remaining change in equity is attributed to the equity transactions for the year ended

December 31, 2002.

ACCOUNT C

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED PRIOR TO DECEMBER 17, 1981 OR BETWEEN APRIL 30, 1984 AND

DECEMBER 31, 1991:

DIVISION	12/31/03	% CHANGE	12/31/02*	% CHANGE	12/31/01
Small Cap Growth Stock	$20.745671	33.06%	$15.591407	-18.42%	$19.112629
T. Rowe Price Small Cap Value	12.985287	35.15%	9.607906	-5.58%	10.175772
Aggressive Growth Stock	47.932675	24.69%	38.441232	-21.15%	48.753408
International Growth Stock	11.039080	38.99%	7.942434	-12.34%	9.060000
Franklin Templeton International Equity	2.471833	40.46%	1.759773	-17.40%	2.130553
AllianceBernstein Mid Cap Value ##	13.315544	33.16%	10.000000	N/A	N/A
Index 400 Stock	15.159273	35.01%	11.227976	-14.54%	13.138452
Janus Capital Appreciation ##	11.990097	19.90%	10.000000	N/A	N/A
Growth Stock	25.471804	18.94%	21.414901	-20.83%	27.049526
Large Cap Core Stock ^	20.737771	24.05%	16.717038	-28.20%	23.281928
Capital Guardian Domestic Equity	10.354264	34.41%	7.703469	-21.24%	9.781208
T. Rowe Price Equity Income ##	12.363579	23.64%	10.000000	N/A	N/A
Index 500 Stock	45.268617	28.43%	35.246385	-22.07%	45.228886
Asset Allocation	10.598020	20.63%	8.785751	-10.26%	9.789803
Balanced	99.686821	17.99%	84.486469	-7.54%	91.372736
High Yield Bond	20.482734	29.06%	15.870922	-2.89%	16.343831
Select Bond	127.939507	5.49%	121.279762	12.09%	108.200259
Money Market	34.553668	1.23%	34.132616	1.65%	33.577318
Fidelity VIP Mid Cap ##	14.066904	40.67%	10.000000	N/A	N/A
Russell Multi-Style Equity	8.016570	28.86%	6.221208	-23.19%	8.099453
Russell Aggressive Equity	12.677885	45.60%	8.707578	-19.06%	10.757522
Russell Non-U.S	9.848016	38.79%	7.095865	-15.15%	8.362558
Russell Core Bond	13.532112	6.15%	12.748590	8.84%	11.713217
Russell Real Estate Securities	18.123797	37.21%	13.208871	3.80%	12.725061

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCOUNT C

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 16, 1981 AND PRIOR TO MAY 1, 1984:

DIVISION	12/31/03	% CHANGE	12/31/02*	% CHANGE	12/31/01
Small Cap Growth Stock	$20.266253	32.40%	$15.307344	-18.83%	$18.858687
T. Rowe Price Small Cap Value	12.829144	34.48%	9.539874	-6.05%	10.154423
Aggressive Growth Stock	44.929401	24.07%	36.213065	-21.55%	46.158193
International Growth Stock	10.906272	38.30%	7.886164	-12.77%	9.040958
Franklin Templeton International Equity	2.343355	39.76%	1.676652	-17.82%	2.040110
AllianceBernstein Mid Cap Value ##	13.271202	32.71%	10.000000	N/A	N/A
Index 400 Stock	14.808985	34.34%	11.023428	-14.97%	12.963870
Janus Capital Appreciation ##	11.950148	19.50%	10.000000	N/A	N/A
Growth Stock	24.269545	18.35%	20.506308	-21.23%	26.031963
Large Cap Core Stock ^	19.758825	23.43%	16.007652	-28.56%	22.405970
Capital Guardian Domestic Equity	10.229694	33.74%	7.648889	-21.64%	9.760679
T. Rowe Price Equity Income ##	12.322387	23.22%	10.000000	N/A	N/A
Index 500 Stock	42.428293	27.80%	33.200274	-22.46%	42.817258
Asset Allocation	10.470560	20.03%	8.723560	-10.70%	9.769272
Balanced	89.326036	17.40%	76.084739	-8.00%	82.699005
High Yield Bond	19.516037	28.42%	15.197603	-3.38%	15.728914
Select Bond	114.586395	4.96%	109.166340	11.53%	97.881219
Money Market	30.999129	0.73%	30.774871	1.15%	30.425952
Fidelity VIP Mid Cap ##	14.020063	40.20%	10.000000	N/A	N/A
Russell Multi-Style Equity	7.831294	28.22%	6.107844	-23.57%	7.991801
Russell Aggressive Equity	12.384892	44.87%	8.548899	-19.46%	10.614527
Russell Non-U.S	9.620430	38.09%	6.966578	-15.57%	8.251395
Russell Core Bond	13.219553	5.62%	12.516564	8.30%	11.557668
Russell Real Estate Securities	17.705263	36.53%	12.968435	3.28%	12.556055

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 31, 1991 – FRONT LOAD VERSION:

DIVISION	12/31/03	% CHANGE	12/31/02*	% CHANGE	12/31/01
Small Cap Growth Stock	$2.012501	32.20%	$1.522337	-18.95%	$1.878336
T. Rowe Price Small Cap Value	1.278281	34.28%	0.951956	-6.19%	1.014805
Aggressive Growth Stock	2.924175	23.88%	2.360410	-21.66%	3.013165
International Growth Stock	1.086683	38.09%	0.786940	-12.90%	0.903525
Franklin Templeton International Equity	2.306261	39.55%	1.652585	-17.94%	2.013838
AllianceBernstein Mid Cap Value ##	1.325796	32.58%	1.000000	N/A	N/A
Index 400 Stock	1.470580	34.14%	1.096297	-15.10%	1.291211
Janus Capital Appreciation ##	1.193818	19.38%	1.000000	N/A	N/A
Growth Stock	2.392114	18.17%	2.024216	-21.34%	2.573522
Large Cap Core Stock ^	1.947509	23.25%	1.580140	-28.66%	2.215050
Capital Guardian Domestic Equity	1.019273	33.54%	0.763266	-21.75%	0.975455
T. Rowe Price Equity Income ##	1.231018	23.10%	1.000000	N/A	N/A
Index 500 Stock	3.088134	27.60%	2.420098	-22.58%	3.125796
Asset Allocation	1.043259	19.85%	0.870499	-10.84%	0.976312
Balanced	2.590151	17.23%	2.209502	-8.14%	2.405185
High Yield Bond	1.923624	28.22%	1.500210	-3.52%	1.554978
Select Bond	2.184385	4.81%	2.084184	11.36%	1.871532
Money Market	1.513153	0.58%	1.504462	1.00%	1.489628
Fidelity VIP Mid Cap ##	1.400609	40.06%	1.000000	N/A	N/A
Russell Multi-Style Equity	0.777670	28.02%	0.607438	-23.69%	0.795993
Russell Aggressive Equity	1.229860	44.66%	0.850202	-19.58%	1.057215
Russell Non-U.S	0.955315	37.89%	0.692822	-15.70%	0.821829
Russell Core Bond	1.312719	5.46%	1.244772	8.13%	1.151142
Russell Real Estate Securities	1.758196	36.32%	1.289736	3.13%	1.250590

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCOUNT C

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 31, 1991 - SIMPLIFIED LOAD VERSION:

DIVISION	12/31/03	% CHANGE	12/31/02*	% CHANGE	12/31/01
Small Cap Growth Stock	$1.956937	31.41%	$1.489185	-19.44%	$1.848493
T. Rowe Price Small Cap Value	1.259912	33.48%	0.943905	-6.75%	1.012260
Aggressive Growth Stock	4.318610	23.15%	3.506913	-22.13%	4.503663
International Growth Stock	1.071062	37.27%	0.780276	-13.42%	0.901258
Franklin Templeton International Equity	2.163493	38.72%	1.559571	-18.43%	1.911919
AllianceBernstein Mid Cap Value ##	1.320512	32.05%	1.000000	N/A	N/A
Index 400 Stock	1.429987	33.34%	1.072428	-15.60%	1.270690
Janus Capital Appreciation ##	1.189063	18.91%	1.000000	N/A	N/A
Growth Stock	2.257547	17.47%	1.921805	-21.81%	2.458020
Large Cap Core Stock ^	1.837972	22.51%	1.500218	-29.09%	2.115675
Capital Guardian Domestic Equity	1.004585	32.74%	0.756787	-22.22%	0.973004
T. Rowe Price Equity Income ##	1.226098	22.61%	1.000000	N/A	N/A
Index 500 Stock	3.765294	26.84%	2.968449	-23.04%	3.857114
Asset Allocation	1.028260	19.13%	0.863125	-11.37%	0.973862
Balanced	7.498641	16.53%	6.435011	-8.68%	7.047000
High Yield Bond	1.815388	27.46%	1.424293	-4.10%	1.485164
Select Bond	9.571910	4.18%	9.187656	10.70%	8.299723
Money Market	2.734239	-0.02%	2.734853	0.39%	2.724154
Fidelity VIP Mid Cap ##	1.395022	39.50%	1.000000	N/A	N/A
Russell Multi-Style Equity	0.756197	27.26%	0.594202	-24.14%	0.783335
Russell Aggressive Equity	1.195908	43.79%	0.831686	-20.06%	1.040412
Russell Non-U.S	0.928976	37.07%	0.677755	-16.20%	0.808779
Russell Core Bond	1.276523	4.83%	1.217720	7.49%	1.132872
Russell Real Estate Securities	1.709672	35.51%	1.261665	2.51%	1.230726

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

TOTAL EQUITY:

(IN THOUSANDS)

12/31/03	12/31/02	12/31/01
$435,562	$383,452	$552,816

The changes in 2003’s Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized appreciation of $103,646 led to a decrease in equity derived from investment activities of $86,530 for the year ended December 31, 2003. The remaining change in equity is attributed to the equity transactions for the year ended December 31, 2003. The changes in 2002’s Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized depreciation of $58,211 led to a decrease in equity derived from investment activities of $85,767 for the year ended December 31, 2002. The remaining change in equity is attributed to the equity transactions for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

Dividend income and distributions of net realized gains received from the Funds are recorded on the ex-date of the dividends. Transactions in the Funds’ shares are accounted for on the trade date. Annuity reserves are based on published annuity tables. A deduction for annuity rate and expense guarantees is determined daily. Under current law, no federal income taxes are payable with respect to Accounts A and C. Accordingly, no provisions for any such liability has been made.

OFF-BALANCE SHEET ARRANGEMENTS

Each of Account A and Account C had no off-balance sheet arrangement (as defined by S-K 303) during 2003 that have or are reasonably likely to have a current or future effect on the respective Account’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Contract holders.

CONTRACTUAL OBLIGATIONS

At December 31, 2003, neither Account A nor Account C had any contractual obligations classified as long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on their respective balance sheets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The assets of Account A and Account C consist entirely of shares of the 18 portfolios of the Series Fund, the Fidelity VIP Mid Cap Portfolio (the “Fidelity Portfolio”), and 5 funds of the Russell Funds, together with current amounts due from the sale of Series Fund, Fidelity Portfolio, and Russell Funds shares and due from Northwestern Mutual. The liabilities of each of Account A and Account C consist of current amounts due to Contract owners, due to Northwestern Mutual and due on purchase of Series Fund, Fidelity Portfolio, and Russell Funds shares. Neither of the Accounts enters into any market risk sensitive instruments, either for trading purposes or for purposes other than trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF ASSETS AND LIABILITIES

(IN THOUSANDS)

	DECEMBER 31
	2003	2002
ASSETS
Investments at market value:
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock
2003: 9,545 shares (cost $17,467)	$18,478
2002: 9,912 shares (cost $18,759)		$14,422
T. Rowe Price Small Cap Value
2003: 3,550 shares (cost $3,793)	4,572
2002: 2,825 shares (cost $2,981)		2,692
Aggressive Growth Stock
2003: 20,972 shares (cost $70,148)	57,087
2002: 23,805 shares (cost $81,640)		51,966
International Growth Stock
2003: 2,045 shares (cost $1,830)	2,232
2002: 758 shares (cost $666)		598
Franklin Templeton International Equity
2003: 20,576 shares (cost $31,048)	29,053
2002: 22,001 shares (cost $34,441)		22,529
AllianceBernstein Mid Cap Value ##
2003: 337 shares (cost $385)	444
Index 400 Stock
2003: 8,890 shares (cost $9,769)	11,335
2002: 8,750 shares (cost $9,843)		8,330
Janus Capital Appreciation ##
2003: 159 shares (cost $176)	190
Growth Stock
2003: 13,103 shares (cost $28,118)	24,542
2002: 14,790 shares (cost $33,032)		23,486
Large Cap Core Stock ^
2003: 14,902 shares (cost $19,410)	15,885
2002: 15,786 shares (cost $22,115)		13,703
Capital Guardian Domestic Equity
2003: 3,517 shares (cost $2,966)	3,535
2002: 2,203 shares (cost $1,904)		1,670
T. Rowe Price Equity Income ##
2003: 397 shares (cost $454)	484
Index 500 Stock
2003: 29,599 shares (cost $74,678)	80,656
2002: 32,083 shares (cost $81,840)		69,524
Asset Allocation
2003: 4,730 shares (cost $4,346)	4,815
2002: 3,263 shares (cost $3,031)		2,800

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

	December 31
	2003	2002
Balanced
2003: 105,632 shares (cost $182,650)	195,524
2002: 111,967 shares (cost $194,101)		181,610
High Yield Bond
2003: 7,475 shares (cost $5,192)	5,419
2002: 7,602 shares (cost $5,620)		4,280
Select Bond
2003: 23,179 shares (cost $28,196)	29,252
2002: 24,737 shares (cost $29,435)		31,441
Money Market
2003: 18,413 shares (cost $18,413)	18,413
2002: 26,634 shares (cost $26,634)		26,634
Fidelity VIP Mid Cap Portfolio ##
2003: 43 shares (cost $934)	1,031
Russell Investment Funds
Multi Style Equity
2003: 393 shares (cost $4,730)	4,547
2002: 336 shares (cost $4,489)		3,042
Aggressive Equity
2003: 280 shares (cost $3,203)	3,765
2002: 247 shares (cost $2,928)		2,283
Non-U.S
2003: 364 shares (cost $3,371)	3,551
2002: 317 shares (cost $3,341)		2,284
Core Bond
2003: 237 shares (cost $2,477)	2,477
2002: 224 shares (cost $2,275)		2,331
Real Estate Securities
2003: 403 shares (cost $4,560)	5,521
2002: 291 shares (cost $3,120)		3,056
Due from Northwestern Mutual Life Insurance Company	21	211

Total Assets	$522,829	$468,892

LIABILITIES AND EQUITY
LIABILITIES
Due to Participants	$807	597
Due to Northwestern Mutual Life Insurance Company	82	223

Total Liabilities	889	820

EQUITY
Group Variable Annuity Contracts Issued:
Before December 17, 1981:	38,264	35,373
After December 16, 1981 and Prior to March 31, 1995:	348,737	320,815
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version	18,495	15,937
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version	88,461	79,380
On or After March 31, 2000 - Front Load Version:	2,976	2,529
On or After March 31, 2000 - Back Load Version	25,007	14,038

Total Equity	521,940	468,072

Total Liabilities and Equity	$522,829	$468,892

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	Investment Income
DIVISION	Dividend Income	Annuity Rate and Expense Guarantees	Net Investment Income (Loss)
Year Ended December 31, 2003
Small Cap Growth Stock	$—	$(187)	$(187)
T. Rowe Price Small Cap Value	—	(36)	(36)
Aggressive Growth Stock	—	(640)	(640)
International Growth Stock	14	(14)	—
Franklin Templeton International Equity	408	(284)	124
AllianceBernstein Mid Cap Value ##	2	(2)	—
Index 400 Stock	66	(107)	(41)
Janus Capital Appreciation ##	—	(1)	(1)
Growth Stock	194	(280)	(86)
Large Cap Core Stock ^	139	(167)	(28)
Capital Guardian Domestic Equity	47	(26)	21
T. Rowe Price Equity Income ##	4	(2)	2
Index 500 Stock	1,074	(815)	259
Asset Allocation	78	(39)	39
Balanced	6,026	(2,229)	3,797
High Yield Bond	11	(59)	(48)
Select Bond	1,248	(358)	890
Money Market	300	(280)	20
Fidelity VIP Mid Cap ##	—	(4)	(4)
Russell Multi-Style Equity	26	(41)	(15)
Russell Aggressive Equity	3	(33)	(30)
Russell Non-U.S	78	(31)	47
Russell Core Bond	92	(31)	61
Russell Real Estate Securities	227	(48)	179

Year Ended December 31, 2002
Small Cap Growth Stock	$26	$(198)	$(172)
T. Rowe Price Small Cap Value	14	(26)	(12)
Aggressive Growth Stock	61	(766)	(705)
International Growth Stock	3	(5)	(2)
Franklin Templeton International Equity	574	(327)	247
Index 400 Stock	76	(109)	(33)
Growth Stock	324	(337)	(13)
Large Cap Core Stock ^	170	(212)	(42)
Capital Guardian Domestic Equity	20	(12)	8
Index 500 Stock	1,197	(976)	221
Asset Allocation	45	(22)	23
Balanced	7,949	(2,466)	5,483
High Yield Bond	456	(55)	401
Select Bond	1,181	(299)	882
Money Market	440	(304)	136
Russell Multi-Style Equity	22	(41)	(19)
Russell Aggressive Equity	—	(29)	(29)
Russell Non-U.S	41	(32)	9
Russell Core Bond	55	(23)	32
Russell Real Estate Securities	142	(30)	112

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF OPERATIONS CONTINUED

(IN THOUSANDS)

	Realized and Unrealized Gain (Loss) on Investments
DIVISION	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation) of Investments During the Period	Net Gain (Loss) on Investments	Increase (Decrease) in Equity Derived from Investment Activity
Year Ended December 31, 2003
Small Cap Growth Stock	$(817)	$5,347	$4,530	$4,343
T. Rowe Price Small Cap Value	(87)	1,067	980	944
Aggressive Growth Stock	(4,723)	16,613	11,890	11,250
International Growth Stock	—	469	469	469
Franklin Templeton International Equity	(1,889)	9,917	8,028	8,152
AllianceBernstein Mid Cap Value ##	12	58	70	70
Index 400 Stock	(344)	3,079	2,735	2,694
Janus Capital Appreciation ##	1	14	15	14
Growth Stock	(2,074)	5,970	3,896	3,810
Large Cap Core Stock ^	(1,905)	4,887	2,982	2,954
Capital Guardian Domestic Equity	(141)	803	662	683
T. Rowe Price Equity Income ##	8	30	38	40
Index 500 Stock	(1,048)	18,294	17,246	17,505
Asset Allocation	(81)	701	620	659
Balanced	(550)	25,366	24,816	28,613
High Yield Bond	(321)	1,567	1,246	1,198
Select Bond	1,416	(949)	467	1,357
Money Market	—	—	—	20
Fidelity VIP Mid Cap ##	46	96	142	138
Russell Multi-Style Equity	(338)	1,264	926	911
Russell Aggressive Equity	(83)	1,207	1,124	1,094
Russell Non-U.S	(389)	1,237	848	895
Russell Core Bond	119	(56)	63	124
Russell Real Estate Securities	121	1,025	1,146	1,325

Year Ended December 31, 2002
Small Cap Growth Stock	$(785)	$(2,610)	$(3,395)	$(3,567)
T. Rowe Price Small Cap Value	(73)	(329)	(402)	(414)
Aggressive Growth Stock	(4,414)	(10,937)	(15,351)	(16,056)
International Growth Stock	(3)	(59)	(62)	(64)
Franklin Templeton International Equity	(2,073)	(3,472)	(5,545)	(5,298)
Index 400 Stock	(352)	(1,217)	(1,569)	(1,602)
Growth Stock	(1,842)	(5,170)	(7,012)	(7,025)
Large Cap Core Stock ^	(2,738)	(3,694)	(6,432)	(6,474)
Capital Guardian Domestic Equity	(54)	(248)	(302)	(294)
Index 500 Stock	483	(23,945)	(23,462)	(23,241)
Asset Allocation	(35)	(244)	(279)	(256)
Balanced	(1,610)	(23,128)	(24,738)	(19,255)
High Yield Bond	(439)	(179)	(618)	(217)
Select Bond	437	1,426	1,863	2,745
Money Market	—	—	—	136
Russell Multi-Style Equity	(547)	(495)	(1,042)	(1,061)
Russell Aggressive Equity	(133)	(409)	(542)	(571)
Russell Non-U.S	(459)	(80)	(539)	(530)
Russell Core Bond	85	26	111	143
Russell Real Estate Securities	3	(90)	(87)	25

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF OPERATIONS CONTINUED

(IN THOUSANDS)

	Investment Income
DIVISION	Dividend Income	Annuity Rate and Expense Guarantees	Net Investment Income (Loss)
Year Ended December 31, 2001
Small Cap Growth Stock	$1	$(179)	$(178)
T. Rowe Price Small Cap Value #	1	(1)	—
Aggressive Growth Stock	19,094	(1,021)	18,073
International Growth Stock #	—	—	—
Franklin Templeton International Equity	3,729	(415)	3,314
Index 400 Stock	97	(94)	3
Growth Stock	1,497	(403)	1,094
Large Cap Core Stock ^	876	(286)	590
Capital Guardian Domestic Equity #	1	—	1
Index 500 Stock	5,168	(1,297)	3,871
Asset Allocation #	6	(2)	4
Balanced	19,440	(2,955)	16,485
High Yield Bond	529	(62)	467
Select Bond	1,257	(248)	1,009
Money Market	1,067	(318)	749
Russell Multi-Style Equity	91	(44)	47
Russell Aggressive Equity	3	(29)	(26)
Russell Non-U.S	17	(34)	(17)
Russell Core Bond	78	(16)	62
Russell Real Estate Securities	93	(21)	72

DIVISION	Realized and Unrealized Gain (Loss) on Investments			Increase (Decrease) in Equity Derived from Investment Activity
	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation) of Investments During the Period	Net Gain (Loss) on Investments
Year Ended December 31, 2001
Small Cap Growth Stock	$(343)	$(338)	$(681)	$(859)
T. Rowe Price Small Cap Value #	—	41	41	41
Aggressive Growth Stock	906	(40,892)	(39,986)	(21,913)
International Growth Stock #	(8)	—	(8)	(8)
Franklin Templeton International Equity	(245)	(8,897)	(9,142)	(5,828)
Index 400 Stock	(41)	(36)	(77)	(74)
Growth Stock	464	(7,478)	(7,014)	(5,920)
Large Cap Core Stock ^	(278)	(2,664)	(2,942)	(2,352)
Capital Guardian Domestic Equity #	—	12	12	13
Index 500 Stock	8,880	(29,565)	(20,685)	(16,814)
Asset Allocation #	—	11	11	15
Balanced	6,981	(34,686)	(27,705)	(11,220)
High Yield Bond	(655)	381	(274)	193
Select Bond	(65)	919	854	1,863
Money Market	—	—	—	749
Russell Multi-Style Equity	(154)	(517)	(671)	(624)
Russell Aggressive Equity	(69)	6	(63)	(89)
Russell Non-U.S	(287)	(480)	(767)	(784)
Russell Core Bond	16	(13)	3	65
Russell Real Estate Securities	95	(61)	34	106

#	The initial investment in this Division was made on July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The Accompanying Notes are an Integral Part of the Financial Statements

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Operations
DIVISION	Net Investment Income (Loss)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Increase (Decrease) in Equity Derived from Investment Activity
Year Ended December 31, 2003
Small Cap Growth Stock	$(187)	$(817)	$5,347	$4,343
T. Rowe Price Small Cap Value	(36)	(87)	1,067	944
Aggressive Growth Stock	(640)	(4,723)	16,613	11,250
International Growth Stock	—	—	469	469
Franklin Templeton International Equity	124	(1,889)	9,917	8,152
AllianceBernstein Mid Cap Value ##	—	12	58	70
Index 400 Stock	(41)	(344)	3,079	2,694
Janus Capital Appreciation ##	(1)	1	14	14
Growth Stock	(86)	(2,074)	5,970	3,810
Large Cap Core Stock ^	(28)	(1,905)	4,887	2,954
Capital Guardian Domestic Equity	21	(141)	803	683
T. Rowe Price Equity Income ##	2	8	30	40
Index 500 Stock	259	(1,048)	18,294	17,505
Asset Allocation	39	(81)	701	659
Balanced	3,797	(550)	25,366	28,613
High Yield Bond	(48)	(321)	1,567	1,198
Select Bond	890	1,416	(949)	1,357
Money Market	20	—	—	20
Fidelity VIP Mid Cap ##	(4)	46	96	138
Russell Multi-Style Equity	(15)	(338)	1,264	911
Russell Aggressive Equity	(30)	(83)	1,207	1,094
Russell Non-U.S	47	(389)	1,237	895
Russell Core Bond	61	119	(56)	124
Russell Real Estate Securities	179	121	1,025	1,325

Year Ended December 31, 2002
Small Cap Growth Stock	$(172)	$(785)	$(2,610)	$(3,567)
T. Rowe Price Small Cap Value	(12)	(73)	(329)	(414)
Aggressive Growth Stock	(705)	(4,414)	(10,937)	(16,056)
International Growth Stock	(2)	(3)	(59)	(64)
Franklin Templeton International Equity	247	(2,073)	(3,472)	(5,298)
Index 400 Stock	(33)	(352)	(1,217)	(1,602)
Growth Stock	(13)	(1,842)	(5,170)	(7,025)
Large Cap Core Stock ^	(42)	(2,738)	(3,694)	(6,474)
Capital Guardian Domestic Equity	8	(54)	(248)	(294)
Index 500 Stock	221	483	(23,945)	(23,241)
Asset Allocation	23	(35)	(244)	(256)
Balanced	5,483	(1,610)	(23,128)	(19,255)
High Yield Bond	401	(439)	(179)	(217)
Select Bond	882	437	1,426	2,745
Money Market	136	—	—	136
Russell Multi-Style Equity	(19)	(547)	(495)	(1,061)
Russell Aggressive Equity	(29)	(133)	(409)	(571)
Russell Non-U.S	9	(459)	(80)	(530)
Russell Core Bond	32	85	26	143
Russell Real Estate Securities	112	3	(90)	25

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity Transactions
DIVISION	Contract Owners’ Net Payments	Annuity Payments	Surrenders and Other (net)	Transfers from Other Divisions or Sponsor	Transfers to Other Divisions or Sponsor	Increase (Decrease) in Equity Derived from Equity Transactions
Year Ended December 31, 2003
Small Cap Growth Stock	$1,691	$(2)	$(1,913)	$4,438	$(4,512)	$(298)
T. Rowe Price Small Cap Value	622	—	(446)	2,709	(1,951)	934
Aggressive Growth Stock	4,213	(28)	(7,671)	5,148	(7,808)	(6,146)
International Growth Stock	231	—	(37)	1,930	(959)	1,165
Franklin Templeton International Equity	1,961	(13)	(3,483)	4,587	(4,662)	(1,610)
AllianceBernstein Mid Cap Value ##	66	—	(2)	457	(148)	373
Index 400 Stock	1,217	(4)	(1,769)	4,785	(3,911)	318
Janus Capital Appreciation ##	39	—	(9)	154	(8)	176
Growth Stock	2,312	(3)	(3,795)	4,018	(5,293)	(2,761)
Large Cap Core Stock ^	1,434	(71)	(2,308)	2,136	(1,989)	(798)
Capital Guardian Domestic Equity	424	(10)	(380)	3,099	(1,951)	1,182
T. Rowe Price Equity Income ##	55	—	(4)	526	(133)	444
Index 500 Stock	5,066	(228)	(11,228)	10,444	(10,285)	(6,231)
Asset Allocation	913	—	(683)	2,154	(1,025)	1,359
Balanced	9,659	(600)	(21,746)	8,516	(10,744)	(14,915)
High Yield Bond	588	(18)	(732)	2,767	(2,645)	(40)
Select Bond	2,723	(86)	(5,006)	9,655	(10,829)	(3,543)
Money Market	4,170	(37)	(6,679)	8,733	(14,593)	(8,406)
Fidelity VIP Mid Cap ##	96	—	(11)	1,340	(533)	892
Russell Multi-Style Equity	464	(6)	(443)	2,871	(2,355)	531
Russell Aggressive Equity	337	—	(706)	3,366	(2,546)	451
Russell Non-U.S	339	(2)	(450)	2,550	(2,092)	345
Russell Core Bond	277	—	(487)	2,278	(2,023)	45
Russell Real Estate Securities	736	(3)	(531)	3,665	(2,728)	1,139

Year Ended December 31, 2002
Small Cap Growth Stock	$1,990	$(2)	$(1,772)	$5,993	$(3,844)	$2,365
T. Rowe Price Small Cap Value	744	(21)	(399)	4,185	(1,985)	2,524
Aggressive Growth Stock	5,565	(30)	(9,556)	5,187	(10,758)	(9,592)
International Growth Stock	198	—	(15)	678	(356)	505
Franklin Templeton International Equity	2,567	(14)	(4,346)	3,446	(4,630)	(2,977)
Index 400 Stock	1,618	(14)	(1,479)	4,135	(3,493)	767
Growth Stock	3,233	(4)	(3,860)	3,299	(4,869)	(2,201)
Large Cap Core Stock ^	2,184	(51)	(3,074)	2,022	(3,947)	(2,866)
Capital Guardian Domestic Equity	449	—	(121)	2,055	(709)	1,674
Index 500 Stock	6,935	(273)	(14,951)	8,032	(12,115)	(12,372)
Asset Allocation	578	—	(147)	2,148	(326)	2,253
Balanced	11,208	(640)	(31,038)	8,932	(16,839)	(28,377)
High Yield Bond	633	(4)	(895)	1,378	(1,636)	(524)
Select Bond	2,605	(82)	(4,465)	11,827	(4,953)	4,932
Money Market	4,308	(34)	(8,347)	17,060	(13,683)	(696)
Russell Multi-Style Equity	566	(7)	(651)	2,286	(2,140)	54
Russell Aggressive Equity	320	—	(210)	1,428	(1,623)	(85)
Russell Non-U.S	361	(2)	(356)	1,492	(1,516)	(21)
Russell Core Bond	299	—	(469)	1,570	(739)	661
Russell Real Estate Securities	597	(8)	(375)	2,817	(1,819)	1,212

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity
DIVISION	Net Increase (Decrease) in Equity	Beginning of Period	End of Period
Year Ended December 31, 2003
Small Cap Growth Stock	$4,045	$14,421	$18,466
T. Rowe Price Small Cap Value	1,878	2,694	4,572
Aggressive Growth Stock	5,104	51,983	57,087
International Growth Stock	1,634	598	2,232
Franklin Templeton International Equity	6,542	22,509	29,051
AllianceBernstein Mid Cap Value ##	443	—	443
Index 400 Stock	3,012	8,323	11,335
Janus Capital Appreciation ##	190	—	190
Growth Stock	1,049	23,491	24,540
Large Cap Core Stock ^	2,156	13,717	15,873
Capital Guardian Domestic Equity	1,865	1,670	3,535
T. Rowe Price Equity Income ##	484	—	484
Index 500 Stock	11,274	69,294	80,568
Asset Allocation	2,018	2,797	4,815
Balanced	13,698	181,291	194,989
High Yield Bond	1,158	4,267	5,425
Select Bond	(2,186)	31,434	29,248
Money Market	(8,386)	26,587	18,201
Fidelity VIP Mid Cap ##	1,030	—	1,030
Russell Multi-Style Equity	1,442	3,104	4,546
Russell Aggressive Equity	1,545	2,219	3,764
Russell Non-U.S	1,240	2,311	3,551
Russell Core Bond	169	2,305	2,474
Russell Real Estate Securities	2,464	3,057	5,521

Year Ended December 31, 2002
Small Cap Growth Stock	$(1,202)	$15,623	$14,421
T. Rowe Price Small Cap Value	2,110	584	2,694
Aggressive Growth Stock	(25,648)	77,631	51,983
International Growth Stock	441	157	598
Franklin Templeton International Equity	(8,275)	30,784	22,509
Index 400 Stock	(835)	9,158	8,323
Growth Stock	(9,226)	32,717	23,491
Large Cap Core Stock ^	(9,340)	23,057	13,717
Capital Guardian Domestic Equity	1,380	290	1,670
Index 500 Stock	(35,613)	104,907	69,294
Asset Allocation	1,997	800	2,797
Balanced	(47,632)	228,923	181,291
High Yield Bond	(741)	5,008	4,267
Select Bond	7,677	23,757	31,434
Money Market	(560)	27,147	26,587
Russell Multi-Style Equity	(1,007)	4,111	3,104
Russell Aggressive Equity	(656)	2,875	2,219
Russell Non-U.S	(551)	2,862	2,311
Russell Core Bond	804	1,501	2,305
Russell Real Estate Securities	1,237	1,820	3,057

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Operations
DIVISION	Net Investment Income (Loss)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Increase (Decrease) in Equity Derived from Investment Activity
Year Ended December 31, 2001
Small Cap Growth Stock	$(178)	$(343)	$(338)	$(859)
T. Rowe Price Small Cap Value #	—	—	41	41
Aggressive Growth Stock	18,073	906	(40,892)	(21,913)
International Growth Stock #	—	(8)	—	(8)
Franklin Templeton International Equity	3,314	(245)	(8,897)	(5,828)
Index 400 Stock	3	(41)	(36)	(74)
Growth Stock	1,094	464	(7,478)	(5,920)
Large Cap Core Stock ^	590	(278)	(2,664)	(2,352)
Capital Guardian Domestic Equity #	1	—	12	13
Index 500 Stock	3,871	8,880	(29,565)	(16,814)
Asset Allocation #	4	—	11	15
Balanced	16,485	6,981	(34,686)	(11,220)
High Yield Bond	467	(655)	381	193
Select Bond	1,009	(65)	919	1,863
Money Market	749	—	—	749
Russell Multi-Style Equity	47	(154)	(517)	(624)
Russell Aggressive Equity	(26)	(69)	6	(89)
Russell Non-U.S	(17)	(287)	(480)	(784)
Russell Core Bond	62	16	(13)	65
Russell Real Estate Securities	72	95	(61)	106

	Equity Transactions
DIVISION	Contract Owners’ Net Payments	Annuity Payments	Surrenders and Other (net)	Transfers from Other Divisions or Sponsor	Transfers to Other Divisions or Sponsor	Increase (Decrease) in Equity Derived from Equity Transactions
Year Ended December 31, 2001
Small Cap Growth Stock	$1,932	$(7)	$(1,362)	$4,029	$(4,403)	$189
T. Rowe Price Small Cap Value #	87	—	—	490	(34)	543
Aggressive Growth Stock	6,978	(37)	(10,388)	7,243	(10,995)	(7,199)
International Growth Stock #	24	—	—	154	(13)	165
Franklin Templeton International Equity	2,894	(17)	(4,910)	3,316	(4,969)	(3,686)
Index 400 Stock	1,347	(16)	(708)	4,453	(3,006)	2,070
Growth Stock	3,713	(5)	(3,538)	5,424	(4,981)	613
Large Cap Core Stock ^	2,138	(66)	(3,087)	3,370	(3,033)	(678)
Capital Guardian Domestic Equity #	25	—	(2)	254	—	277
Index 500 Stock	7,565	(337)	(15,093)	9,028	(12,955)	(11,792)
Asset Allocation #	86	—	2	699	(2)	785
Balanced	12,043	(684)	(32,253)	9,588	(14,552)	(25,858)
High Yield Bond	523	(11)	(888)	1,921	(1,860)	(315)
Select Bond	1,760	(84)	(3,070)	5,887	(2,868)	1,625
Money Market	2,973	(42)	(7,417)	19,263	(13,859)	918
Russell Multi-Style Equity	675	(6)	(216)	2,557	(2,372)	638
Russell Aggressive Equity	447	—	(200)	1,011	(792)	466
Russell Non-U.S	505	—	(270)	1,782	(1,616)	401
Russell Core Bond	182	—	(122)	814	(624)	250
Russell Real Estate Securities	316	(4)	(127)	2,039	(1,838)	386

#	The initial investment in this Division was made on July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity
DIVISION	Net Increase (Decrease) in Equity	Beginning of Period	End of Period
Year Ended December 31, 2001
Small Cap Growth Stock	$(670)	$16,293	$15,623
T. Rowe Price Small Cap Value #	584	—	584
Aggressive Growth Stock	(29,112)	106,743	77,631
International Growth Stock #	157	—	157
Franklin Templeton International Equity	(9,514)	40,298	30,784
Index 400 Stock	1,996	7,162	9,158
Growth Stock	(5,307)	38,024	32,717
Large Cap Core Stock ^	(3,030)	26,087	23,057
Capital Guardian Domestic Equity #	290	—	290
Index 500 Stock	(28,606)	133,513	104,907
Asset Allocation #	800	—	800
Balanced	(37,078)	266,001	228,923
High Yield Bond	(122)	5,130	5,008
Select Bond	3,488	20,269	23,757
Money Market	1,667	25,480	27,147
Russell Multi-Style Equity	14	4,097	4,111
Russell Aggressive Equity	377	2,498	2,875
Russell Non-U.S	(383)	3,245	2,862
Russell Core Bond	315	1,186	1,501
Russell Real Estate Securities	492	1,328	1,820

#	The initial investment in this Division was made on July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The Accompanying Notes are an Integral Part of the Financial Statements

NML VARIABLE ANNUITY ACCOUNT A

FINANCIAL HIGHLIGHTS

(FOR A UNIT OUTSTANDING DURING THE PERIOD)

DIVISION	UNIT VALUE (3), LOWEST TO HIGHEST	DIVIDEND INCOME AS A % OF AVERAGE NET ASSETS	EXPENSE RATIO LOWEST TO HIGHEST	TOTAL RETURN (4), LOWEST TO HIGHEST
Small Cap Growth Stock
Year Ended 12/31/03	$0.774833 to $ 2.035993	0.00%	0.40% to 1.25%	31.41% to 32.53%
Year Ended 12/31/02	$0.702869 to $ 1.536295	0.16%	0.40% to 1.25%	(19.44%) to (18.75%)
Year Ended 12/31/01	$0.865935 to $ 1.890848	0.01%	0.40% to 1.25%	(4.97%) to (4.15%)
T. Rowe Price Small Cap Value (1)
Year Ended 12/31/03	$1.119619 to $ 1.298296	0.00%	0.40% to 1.25%	33.48% to 34.61%
Year Ended 12/31/02	$0.943905 to $ 0.955324	0.57%	0.40% to 1.25%	(6.75%) to (5.96%)
Period Ended 12/31/01	$1.012260 to $ 1.015860	0.44%	0.40% to 1.25%	1.23% to 1.59%
Aggressive Growth Stock
Year Ended 12/31/03	$0.582765 to $ 4.593218	0.00%	0.40% to 1.25%	23.15% to 24.19%
Year Ended 12/31/02	$0.564112 to $ 3.711325	0.10%	0.40% to 1.25%	(22.13%) to (21.47%)
Year Ended 12/31/01	$0.719033 to $ 4.742335	22.82%	0.40% to 1.25%	(20.88%) to (20.20%)
International Growth Stock (1)
Year Ended 12/31/03	$0.951794 to $ 1.103798	1.09%	0.40% to 1.25%	37.27% to 38.43%
Year Ended 12/31/02	$0.780276 to $ 0.789715	0.73%	0.40% to 1.25%	(13.42%) to (12.69%)
Period Ended 12/31/01	$0.901258 to $ 0.904464	0.00%	0.40% to 1.25%	(9.87%) to (9.55%)
Franklin Templeton International Equity
Year Ended 12/31/03	$0.814836 to $ 2.282107	1.70%	0.40% to 1.25%	38.72% to 39.90%
Year Ended 12/31/02	$0.700185 to $ 1.636881	2.12%	0.40% to 1.25%	(18.43%) to (17.73%)
Year Ended 12/31/01	$0.851962 to $ 1.996677	10.94%	0.40% to 1.25%	(15.07%) to (14.35%)
AllianceBernstein Mid Cap Value (2)
Period Ended 12/31/03	$1.278131 to $ 1.331554	0.84%	0.40% to 1.25%	32.05% to 32.80%
Index 400 Stock
Year Ended 12/31/03	$0.973657 to $ 1.487736	0.72%	0.40% to 1.25%	33.34% to 34.47%
Year Ended 12/31/02	$0.870423 to $ 1.106344	0.82%	0.40% to 1.25%	(15.60%) to (14.88%)
Year Ended 12/31/01	$1.023646 to $ 1.299809	1.20%	0.40% to 1.25%	(1.90%) to (1.06%)
Janus Capital Appreciation (2)
Period Ended 12/31/03	$1.150894 to $ 1.199010	0.11%	0.40% to 1.25%	18.91% to 19.58%
Growth Stock
Year Ended 12/31/03	$0.607527 to $ 2.369404	0.83%	0.40% to 1.25%	17.47% to 18.47%
Year Ended 12/31/02	$0.616498 to $ 2.006974	1.16%	0.40% to 1.25%	(21.81%) to (21.15%)
Year Ended 12/31/01	$0.782628 to $ 2.554121	4.47%	0.40% to 1.25%	(15.29%) to (14.56%)
Large Cap Core Stock (5)
Year Ended 12/31/03	$0.597703 to $ 1.929029	0.97%	0.40% to 1.25%	22.51% to 23.56%
Year Ended 12/31/02	$0.581563 to $ 1.566688	0.96%	0.40% to 1.25%	(29.09%) to (28.49%)
Year Ended 12/31/01	$0.814020 to $ 2.198364	3.66%	0.40% to 1.25%	(8.92%) to (8.14%)
Capital Guardian Domestic Equity (1)
Year Ended 12/31/03	$0.892738 to $ 1.035954	2.02%	0.40% to 1.25%	32.74% to 33.87%
Year Ended 12/31/02	$0.756787 to $ 0.765966	1.82%	0.40% to 1.25%	(22.22%) to (21.56%)
Period Ended 12/31/01	$0.973004 to $ 0.976476	0.72%	0.40% to 1.25%	(2.70%) to (2.35%)
T. Rowe Price Equity Income (2)
Period Ended 12/31/03	$1.186753 to $ 1.236357	2.70%	0.40% to 1.25%	22.61% to 23.30%
Index 500 Stock
Year Ended 12/31/03	$0.642741 to $ 3.938953	1.49%	0.40% to 1.25%	26.84% to 27.92%
Year Ended 12/31/02	$0.604035 to $ 3.089894	1.40%	0.40% to 1.25%	(23.04%) to (22.38%)
Year Ended 12/31/01	$0.779001 to $ 3.994853	4.55%	0.40% to 1.25%	(12.98%) to (12.23%)
Asset Allocation(1)
Year Ended 12/31/03	$0.913778 to $ 1.059291	2.12%	0.40% to 1.25%	19.13% to 20.14%
Year Ended 12/31/02	$0.863125 to $ 0.873571	2.26%	0.40% to 1.25%	(11.37%) to (10.62%)
Period Ended 12/31/01	$0.973862 to $ 0.977328	1.20%	0.40% to 1.25%	(2.61%) to (2.27%)
Balanced
Year Ended 12/31/03	$0.843358 to $ 8.329807	3.25%	0.40% to 1.25%	16.53% to 17.52%
Year Ended 12/31/02	$0.862735 to $ 7.112654	3.92%	0.40% to 1.25%	(8.68%) to (7.91%)
Year Ended 12/31/01	$0.937735 to $ 7.750204	8.01%	0.40% to 1.25%	(4.36%) to (3.54%)
High Yield Bond
Year Ended 12/31/03	$0.908491 to $ 1.905353	0.21%	0.40% to 1.25%	27.46% to 28.54%
Year Ended 12/31/02	$0.972766 to $ 1.487426	9.94%	0.40% to 1.25%	(4.10%) to (3.28%)
Year Ended 12/31/01	$1.006773 to $ 1.543249	10.16%	0.40% to 1.25%	3.72% to 4.61%
Select Bond
Year Ended 12/31/03	$1.154879 to $ 10.584441	3.93%	0.40% to 1.25%	4.18% to 5.07%
Year Ended 12/31/02	$1.321394 to $ 10.108841	4.40%	0.40% to 1.25%	10.70% to 11.64%
Year Ended 12/31/01	$1.184790 to $ 9.086342	5.71%	0.40% to 1.25%	8.99% to 9.92%
Money Market
Year Ended 12/31/03	$0.916015 to $ 3.045469	1.26%	0.40% to 1.25%	(0.02%) to 0.83%
Year Ended 12/31/02	$1.092171 to $ 3.030949	1.65%	0.40% to 1.25%	0.39% to 1.25%
Year Ended 12/31/01	$1.079788 to $ 3.004024	3.80%	0.40% to 1.25%	2.62% to 3.50%

NML VARIABLE ANNUITY ACCOUNT A

FINANCIAL HIGHLIGHTS CONTINUED

(FOR A UNIT OUTSTANDING DURING THE PERIOD)

DIVISION	UNIT VALUE (3), LOWEST TO HIGHEST	DIVIDEND INCOME AS A % OF AVERAGE NET ASSETS	EXPENSE RATIO LOWEST TO HIGHEST	TOTAL RETURN (4), LOWEST TO HIGHEST
Fidelity VIP Mid Cap (2)
Period Ended 12/31/03	$1.350258 to $ 1.406699	0.00%	0.40% to 1.25%	39.50% to 40.29%
Russell Multi-Style Equity
Year Ended 12/31/03	$0.601990 to $11.740732	0.72%	0.40% to 1.25%	27.26% to 28.34%
Year Ended 12/31/02	$0.574187 to $ 0.613006	0.60%	0.40% to 1.25%	(24.14%) to (23.50%)
Year Ended 12/31/01	$0.751294 to $ 0.801293	2.33%	0.40% to 1.25%	(15.28%) to (14.55%)
Russell Aggressive Equity
Year Ended 12/31/03	$0.878142 to $13.489469	0.11%	0.40% to 1.25%	43.79% to 45.01%
Year Ended 12/31/02	$0.727980 to $ 0.857996	0.00%	0.40% to 1.25%	(20.06%) to (19.38%)
Year Ended 12/31/01	$0.903873 to $ 1.064253	0.11%	0.40% to 1.25%	(3.58%) to (2.76%)
Russell Non-U.S
Year Ended 12/31/03	$0.640701 to $10.238075	2.94%	0.40% to 1.25%	37.07% to 38.23%
Year Ended 12/31/02	$0.557227 to $ 0.699179	1.48%	0.40% to 1.25%	(16.20%) to (15.49%)
Year Ended 12/31/01	$0.659991 to $ 0.827309	0.60%	0.40% to 1.25%	(23.00%) to (22.34%)
Russell Core Bond
Year Ended 12/31/03	$1.016235 to $12.042920	3.47%	0.40% to 1.25%	4.83% to 5.72%
Year Ended 12/31/02	$1.217720 to $ 1.256188	2.87%	0.40% to 1.25%	7.49% to 8.40%
Year Ended 12/31/01	$1.132872 to $ 1.158815	5.90%	0.40% to 1.25%	6.07% to 6.97%
Russell Real Estate Securities
Year Ended 12/31/03	$1.361016 to $15.969751	5.35%	0.40% to 1.25%	35.51% to 36.66%
Year Ended 12/31/02	$1.261665 to $ 1.375137	5.39%	0.40% to 1.25%	2.51% to 3.39%
Year Ended 12/31/01	$1.230726 to $ 1.331406	5.13%	0.40% to 1.25%	6.49% to 7.40%

(1)	Division commenced operations on July 31, 2001.

(2)	Division commenced operations on May 1, 2003.

(3)	The lowest and highest unit value is as of the respective period-end date.

(4)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

(5)	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS

NOTE 1—NML Variable Annuity Account A (the “Account”) is a segregated asset account of The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) used to fund variable annuity contracts (“contracts”) for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Currently, two versions of the contract are offered: Front Load contracts with a sales charge up to 4.5% of purchase payments and Back Load contracts with a withdrawal charge of 0-6%.

NOTE 2—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal accounting policies are summarized below.

NOTE 3—All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc., Fidelity VIP Mid Cap Portfolio and the Russell Investment Funds (collectively known as the “Funds”). The shares are valued at the Funds’ offering and redemption price per share. The Funds are open-end investment companies registered under the Investment Company Act of 1940.

NOTE 4—Annuity reserves, included in equity, are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. For variable payment plans issued prior to January 1, 1974, annuity reserves are based on the 1955 American Annuity Table with assumed interest rates of 3% or 5%. For variable payment plans issued on or after January 1, 1974 and before January 1, 1985, annuity reserves are based on the 1971 Individual Annuity Mortality Table with assumed interest rates of 3.5% or 5%. For variable payment plans issued on or after January 1, 1985, annuity reserves are based on the 1983 Annuity Table a adjusted with assumed interest rates of 3.5% or 5%.

NOTE 5—Dividend income and distributions of net realized gains from the Funds are recorded on the ex-date of the dividends. Transactions in the Funds’ shares are accounted for on the trade date. The basis for determining cost on sale of the Funds’ shares is identified cost. Purchases and sales of the Funds’ shares for the years ended December 31 by each Division are shown below: (in thousands)

PURCHASES	2003	2002	2001
Small Cap Growth Stock	$2,098	$4,461	$3,120
T. Rowe Price Small Cap Value #	1,370	3,057	544
Aggressive Growth Stock	4,682	7,415	23,504
International Growth Stock #	1,205	520	165
Franklin Templeton International Equity	2,604	3,334	5,754
AllianceBernstein Mid Cap Value ##	378	—	—
Index 400 Stock	2,160	2,397	4,039
Janus Capital Appreciation ##	185	—	—
Growth Stock	2,817	3,786	6,551
Large Cap Core Stock ^	1,992	2,595	3,711
Capital Guardian Domestic Equity #	1,610	1,827	277
T. Rowe Price Equity Income ##	492	—	—
Index 500 Stock	7,109	10,496	11,216
Asset Allocation #	2,101	2,448	787
Balanced	16,457	19,743	27,210
High Yield Bond	880	1,108	1,952
Select Bond	5,896	11,094	6,619
Money Market	4,781	8,252	15,154
Fidelity VIP Mid Cap ##	900	—	—
Russell Multi-Style	1,118	815	1,097
Russell Aggressive Equity	1,216	343	871
Russell Non-U.S	907	475	973
Russell Core Bond	618	1,317	1,739
Russell Real Estate Securities	1,929	1,983	587

#	Initial Investment in this division was made on July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

SALES	2003	2002	2001
Small Cap Growth Stock	$2,572	$2,268	$3,108
T. Rowe Price Small Cap Value #	470	545	1
Aggressive Growth Stock	11,452	16,375	12,701
International Growth Stock #	41	15	—
Franklin Templeton International Equity	4,108	6,071	6,134
AllianceBernstein Mid Cap Value ##	1	—	—
Index 400 Stock	1,890	1,666	1,955
Janus Capital Appreciation ##	10	—	—
Growth Stock	5,659	6,006	4,860
Large Cap Core Stock ^	2,792	5,518	3,793
Capital Guardian Domestic Equity #	408	146	—
T. Rowe Price Equity Income ##	45	—	—
Index 500 Stock	12,828	20,460	19,113
Asset Allocation #	705	169	—
Balanced	27,359	42,634	36,677
High Yield Bond	986	1,228	1,795
Select Bond	7,839	5,332	3,765
Money Market	13,001	8,778	13,474
Fidelity VIP Mid Cap ##	12	—	—
Russell Multi-Style	540	841	484
Russell Aggressive Equity	859	465	365
Russell Non-U.S	488	513	617
Russell Core Bond	489	563	249
Russell Real Estate Securities	611	645	1,298

#	Initial Investment in this division was made on July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

NOTE 6—A deduction for annuity rate and expense guarantees is determined daily and paid to Northwestern Mutual as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected, and the risk that the charges made by Northwestern Mutual may be insufficient to cover the actual costs incurred in connection with the contracts.

For contracts issued prior to December 17, 1981, the deduction is at an annual rate of .75% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed a 1% annual rate.

For contracts issued after December 16, 1981 and prior to March 31, 1995, the deduction is at an annual rate of 1.25% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed a 1.5% annual rate.

For contracts issued on or after March 31, 1995 and prior to March 31, 2000, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of .4% and 1.25%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed .75% and 1.5%, respectively.

For contracts issued on or after March 31, 2000, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of .5% and 1.25%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed .75% and 1.5% annual rates, respectively. The current charges will not be increased for five years from the date of the most recent Prospectus.

Since 1995, Northwestern Mutual has paid a dividend to certain contracts. The dividend is reinvested in the Account and has been reflected as a Contract Owners’ Net Payment in the accompanying financial statements.

NOTE 7—Northwestern Mutual is taxed as a “life insurance company” under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

NOTE 8— The changes in units outstanding for the years ended December 31, 2003, 2002 and 2001 by each Division are shown as follows: (in thousands)

Year Ended December 31, 2003	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock Division	1,313	1,642	(329)
T. Rowe Price Small Cap Value Division	1,206	443	763
Aggressive Growth Stock Division	1,345	2,925	(1,580)
International Growth Division	1,358	47	1,311
Franklin Templeton International Equity Division	1,303	2,311	(1,008)
AllianceBernstein Mid Cap Value Division ##	337	1	336
Index 400 Stock Division	1,782	1,619	163
Janus Capital Appreciation Division ##	168	8	160
Growth Stock Division	1,345	2,675	(1,330)
Large Cap Core Stock Division ^	1,234	1,742	(508)
Capital Guardian Domestic Equity Division	1,622	514	1,108
T. Rowe Price Equity Income Division ##	427	40	387
Index 500 Stock Division	1,955	3,820	(1,865)
Asset Allocation Division	2,218	791	1,427
Balanced Division	1,670	4,645	(2,975)
High Yield Bond Division	591	591	—
Select Bond Division	560	761	(201)
Money Market Division	1,793	4,875	(3,082)
Fidelity VIP Mid Cap Division ##	748	9	739
Russell Multi-Style Equity Division	1,623	801	822
Russell Aggressive Equity Division	1,288	805	483
Russell Non-U.S. Division	1,113	696	417
Russell Core Bond Division	429	390	39
Russell Real Estate Securities Division	1,208	427	781

Year Ended December 31, 2002	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock Division	2,648	1,414	1,234
T. Rowe Price Small Cap Value Division	2,848	576	2,272
Aggressive Growth Stock Division	1,621	4,041	(2,420)
International Growth Division	612	19	593
Franklin Templeton International Equity Division	1,584	3,233	(1,649)
Index 400 Stock Division	2,092	1,434	658
Growth Stock Division	1,660	2,704	(1,044)
Large Cap Core Stock Division ^	1,396	3,092	(1,696)
Capital Guardian Domestic Equity Division	2,093	188	1,905
Index 500 Stock Division	2,331	6,179	(3,848)
Asset Allocation Division	2,609	192	2,417
Balanced Division	1,930	6,249	(4,319)
High Yield Bond Division	459	839	(380)
Select Bond Division	1,423	629	794
Money Market Division	3,242	3,748	(506)
Russell Multi-Style Equity Division	1,243	1,265	(22)
Russell Aggressive Equity Division	367	466	(99)
Russell Non-U.S. Division	585	716	(131)
Russell Core Bond Division	1,050	485	565
Russell Real Estate Securities Division	1,489	529	960

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

Year Ended December 31, 2001	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock Division	3,624	3,423	201
T. Rowe Price Small Cap Value Division #	616	39	577
Aggressive Growth Stock Division	3,640	5,090	(1,450)
International Growth Division #	188	15	173
Franklin Templeton International Equity Division	3,419	5,190	(1,771)
Index 400 Stock Division	4,811	3,015	1,796
Growth Stock Division	3,844	3,620	224
Large Cap Core Stock Division ^	3,022	3,268	(246)
Capital Guardian Domestic Equity Division #	299	—	299
Index 500 Stock Division	4,718	7,450	(2,732)
Asset Allocation Division #	823	2	821
Balanced Division	4,215	7,315	(3,100)
High Yield Bond Division	1,597	1,786	(189)
Select Bond Division	1,127	942	185
Money Market Division	8,681	8,155	526
Russell Multi-Style Equity Division	4,463	3,731	732
Russell Aggressive Equity Division	1,557	1,107	450
Russell Non-U.S. Division	2,796	2,367	429
Russell Core Bond Division	945	732	213
Russell Real Estate Securities Division	1,869	1,581	288

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

#	Initial Investment in this division was made on July 31, 2001.

NOTE 9—Equity Values by Division for the year ended December 31, 2003 are shown below: (in thousands, except accumulation unit values)

	CONTRACTS ISSUED: PRIOR TO DECEMBER 17, 1981			CONTRACTS ISSUED: AFTER DECEMBER 16, 1981 AND PRIOR TO MARCH 31, 1995
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$2.003241	201	$403	$1.956937	6,049	$11,838
T. Rowe Price Small Cap Value	1.275243	228	291	1.259912	1,656	2,086
Aggressive Growth Stock	4.593218	240	1,102	4.302813	8,811	37,912
International Growth Stock	1.084083	34	37	1.071062	1,024	1,097
Franklin Templeton International Equity	2.282107	316	721	2.163493	9,085	19,655
AllianceBernstein Mid Cap Value ##	1.324927	7	9	1.320512	203	268
Index 400 Stock	1.463815	228	334	1.429987	3,985	5,698
Janus Capital Appreciation ##	1.193045	6	7	1.189063	44	52
Growth Stock	2.369404	304	720	2.257547	5,807	13,110
Large Cap Core Stock ^	1.929029	112	216	1.837972	4,940	9,080
Capital Guardian Domestic Equity	1.016839	96	98	1.004585	1,524	1,531
T. Rowe Price Equity Income ##	1.230194	5	6	1.226098	244	299
Index 500 Equity	3.938953	3,555	14,003	3.690039	11,698	43,166
Asset Allocation	1.040782	46	48	1.028260	2,383	2,450
Balanced	8.329807	1,310	10,912	7.461780	20,610	153,787
High Yield Bond	1.905353	83	158	1.815388	1,456	2,643
Select Bond	10.584441	456	4,827	9.479507	1,588	15,053
Money Market	3.045469	389	1,185	2.728314	3,704	10,106
Fidelity VIP Mid Cap ##	1.399684	26	36	1.395022	483	674
Russell Multi-Style Equity	0.774096	7	5	0.756197	3,138	2,373
Russell Aggressive Equity	1.224208	109	133	1.195908	1,962	2,346
Russell Non-U.S	0.950951	36	34	0.928976	2,073	1,926
Russell Core Bond	1.306711	10	13	1.276523	777	992
Russell Real Estate Securities	1.750140	48	84	1.709672	1,509	2,580

Equity			35,382			340,722
Annuity Reserves			2,882			8,015

Total Equity			$38,264			$348,737

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

	CONTRACTS ISSUED: ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 FRONT LOAD VERSION			CONTRACTS ISSUED: ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 BACK LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$2.035993	314	$639	$1.956937	1,913	$3,744
T. Rowe Price Small Cap Value	1.285976	300	386	1.259912	828	1,043
Aggressive Growth Stock	2.191030	1,132	2,480	4.302813	2,991	12,870
International Growth Stock	1.093220	221	242	1.071062	367	393
Franklin Templeton International Equity	1.913375	719	1,376	2.163493	2,622	5,673
AllianceBernstein Mid Cap Value ##	1.328001	32	42	1.320512	64	85
Index 400 Stock	1.487736	404	601	1.429987	1,955	2,796
Janus Capital Appreciation ##	1.195801	29	35	1.189063	55	65
Growth Stock	2.246405	464	1,042	2.257547	3,288	7,423
Large Cap Core Stock ^	1.828313	382	698	1.837972	2,306	4,238
Capital Guardian Domestic Equity	1.025423	261	268	1.004585	722	725
T. Rowe Price Equity Income ##	1.233047	5	6	1.226098	83	102
Index 500 Equity	2.477110	987	2,445	3.690039	4,074	15,033
Asset Allocation	1.049545	692	726	1.028260	864	888
Balanced	2.198372	1,181	2,596	7.461780	2,316	17,281
High Yield Bond	1.832738	194	356	1.815388	920	1,670
Select Bond	1.884108	667	1,257	9.479507	567	5,375
Money Market	1.408673	1,137	1,602	2.728314	1,380	3,765
Fidelity VIP Mid Cap ##	1.402932	10	14	1.395022	160	223
Russell Multi-Style Equity	0.786751	414	326	0.756197	1,596	1,207
Russell Aggressive Equity	1.244218	102	127	1.195908	661	790
Russell Non-U.S	0.966479	271	262	0.928976	944	877
Russell Core Bond	1.328054	183	243	1.276523	588	751
Russell Real Estate Securities	1.778695	257	457	1.709672	649	1,110

Equity			18,226			88,127
Annuity Reserves			269			334

Total Equity			$18,495			$88,461

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

	CONTRACTS ISSUED: ON OR AFTER MARCH 31, 2000 FRONT LOAD VERSION			CONTRACTS ISSUED: ON OR AFTER MARCH 31, 2000 BACK LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$0.930572	195	$181	$1.956937	732	$1,432
T. Rowe Small Cap Value	1.282924	39	50	1.259912	560	706
Aggressive Growth Stock	0.699892	287	201	4.302813	532	2,289
International Growth Stock	1.090626	65	71	1.071062	367	393
Franklin Templeton International Equity	0.978611	158	155	2.163493	590	1,276
AllianceBernstein Mid Cap Value ##	1.327125	9	12	1.320512	21	28
Index 400 Stock	1.169318	201	235	1.429987	1,092	1,562
Janus Capital Appreciation ##	1.195012	2	2	1.189063	24	29
Growth Stock	0.729643	182	133	2.257547	916	2,068
Large Cap Core Stock ^	0.717843	334	240	1.837972	420	772
Capital Guardian Domestic Equity	1.022974	87	89	1.004585	622	625
T. Rowe Price Equity Income ##	1.232233	28	35	1.226098	24	29
Index 500 Equity	0.771935	354	273	3.690039	965	3,561
Asset Allocation	1.047056	172	180	1.028260	508	522
Balanced	1.012887	191	193	7.461780	483	3,604
High Yield Bond	1.249172	85	106	1.815388	242	439
Select Bond	1.386996	147	204	9.479507	194	1,839
Money Market	1.100118	159	175	2.728314	423	1,154
Fidelity VIP Mid Cap ##	1.402004	18	25	1.395022	42	59
Russell Multi-Style Equity	0.736202	97	71	0.756197	629	476
Russell Aggressive Equity	1.054631	52	55	1.195908	261	312
Russell Non-U.S	0.769505	113	87	0.928976	364	338
Russell Core Bond	1.313645	47	62	1.276523	321	410
Russell Real Estate Securities	1.877412	75	141	1.709672	634	1,084

Equity			2,976			25,007
Annuity Reserves			—			—

Total Equity			$2,976			$25,007

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

Equity Values by Division for the year ended December 31, 2002 are shown below: (in thousands, except accumulation unit values)

	CONTRACTS ISSUED: PRIOR TO DECEMBER 17, 1981			CONTRACTS ISSUED: AFTER DECEMBER 16, 1981 AND PRIOR TO MARCH 31, 1995
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$1.516823	196	$297	$1.489185	6,573	$9,788
T. Rowe Price Small Cap Value	0.950636	230	219	0.943905	1,401	1,322
Aggressive Growth Stock	3.711325	256	950	3.494085	10,045	35,098
International Growth Stock	0.785836	13	10	0.780276	317	247
Franklin Templeton International Equity	1.636881	326	534	1.559571	9,896	15,434
Index 400 Stock	1.092338	243	265	1.072428	4,143	4,443
Growth Stock	2.006974	313	628	1.921805	6,983	13,420
Large Cap Core Stock ^	1.566688	125	196	1.500218	5,160	7,741
Capital Guardian Domestic Equity	0.762191	107	82	0.756787	1,190	901
Index 500 Equity	3.089894	3,965	12,251	2.909123	12,908	37,551
Asset Allocation	0.869281	41	36	0.863125	2,124	1,833
Balanced	7.112654	1,322	9,403	6.403383	22,433	143,647
High Yield Bond	1.487426	69	103	1.424293	1,461	2,081
Select Bond	10.108841	603	6,096	9.098961	1,840	16,742
Money Market	3.030949	460	1,394	2.728924	6,073	16,573
Russell Multi-Style Equity	0.605230	6	4	0.594202	2,539	1,509
Russell Aggressive Equity	0.847132	113	96	0.831686	1,279	1,064
Russell Non-U.S	0.690333	33	23	0.677755	1,927	1,306
Russell Core Bond	1.240286	11	14	1.217720	996	1,213
Russell Real Estate Securities	1.285091	55	71	1.261665	1,199	1,513

Equity			32,672			313,426
Annuity Reserves			2,701			7,389

Total Equity			$35,373			$320,815

	CONTRACTS ISSUED: ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 FRONT LOAD VERSION			CONTRACTS ISSUED: ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 BACK LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$1.536295	323	$496	$1.489185	1,965	$2,926
T. Rowe Small Cap Value	0.955324	272	260	0.943905	591	558
Aggressive Growth Stock	1.764232	1,184	2,089	3.494085	3,455	12,072
International Growth Stock	0.789715	6	5	0.780276	214	167
Franklin Templeton International Equity	1.367662	870	1,190	1.559571	2,870	4,476
Index 400 Stock	1.106344	344	381	1.072428	2,052	2,201
Growth Stock	1.896210	591	1,121	1.921805	3,629	6,974
Large Cap Core Stock ^	1.479747	641	949	1.500218	2,625	3,938
Capital Guardian Domestic Equity	0.765966	37	28	0.756787	409	310
Index 500 Equity	1.936439	1,084	2,099	2.909123	4,606	13,399
Asset Allocation	0.873571	107	93	0.863125	584	504
Balanced	1.870656	1,610	3,012	6.403383	2,544	16,290
High Yield Bond	1.425787	138	197	1.424293	1,056	1,504
Select Bond	1.793220	482	864	9.098961	605	5,505
Money Market	1.397113	1,308	1,827	2.728924	1,724	4,705
Russell Multi-Style Equity	0.613006	634	389	0.594202	1,405	835
Russell Aggressive Equity	0.857996	281	241	0.831686	714	594
Russell Non-U.S	0.699179	256	179	0.677755	818	554
Russell Core Bond	1.256188	66	83	1.217720	599	729
Russell Real Estate Securities	1.301549	153	199	1.261665	656	828

Equity			15,702			79,069
Annuity Reserves			235			311

Total Equity			$15,937			$79,380

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

	CONTRACTS ISSUED: ON OR AFTER MARCH 31, 2000 FRONT LOAD VERSION			CONTRACTS ISSUED: ON OR AFTER MARCH 31, 2000 BACK LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$0.702869	154	$108	$1.489185	522	$777
T. Rowe Small Cap Value	0.953992	28	27	0.943905	328	310
Aggressive Growth Stock	0.564112	222	125	3.494085	412	1,440
International Growth Stock	0.788618	23	18	0.780276	193	151
Franklin Templeton International Equity	0.700185	133	93	1.559571	403	629
Index 400 Stock	0.870423	181	158	1.072428	740	794
Growth Stock	0.616498	140	86	1.921805	635	1,220
Large Cap Core Stock ^	0.581563	206	120	1.500218	244	366
Capital Guardian Domestic Equity	0.764893	44	34	0.756787	418	316
Index 500 Equity	0.604035	281	170	2.909123	653	1,900
Asset Allocation	0.872356	131	114	0.863125	251	217
Balanced	0.862735	829	715	6.403383	329	2,107
High Yield Bond	0.972766	60	58	1.424293	197	281
Select Bond	1.321394	183	242	9.098961	106	964
Money Market	1.092171	197	215	2.728924	513	1,400
Russell Multi-Style Equity	0.574187	72	41	0.594202	403	239
Russell Aggressive Equity	0.727980	52	38	0.831686	226	188
Russell Non-U.S	0.557227	94	52	0.677755	258	175
Russell Core Bond	1.243794	42	52	1.217720	173	211
Russell Real Estate Securities	1.375137	46	63	1.261665	280	353

Equity			2,529			14,038
Annuity Reserves			—			—

Total Equity			$2,529			$14,038

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

REPORT OF INDEPENDENT AUDITORS

To The Northwestern Mutual Life Insurance Company and Contract Owners of NML Variable Annuity Account A

In our opinion, the accompanying statements of assets and liabilities and the related statements of operations and of changes in equity and the financial highlights present fairly, in all material respects, the financial position of NML Variable Annuity Account A and its Small Cap Growth Stock Division, T. Rowe Price Small Cap Value Division, Aggressive Growth Stock Division, International Growth Stock Division, Franklin Templeton International Equity Division, AllianceBernstein Mid Cap Value Division, Index 400 Stock Division, Janus Capital Appreciation Division, Growth Stock Division, Large Cap Core Stock Division, Capital Guardian Domestic Equity Division, T. Rowe Price Equity Income Division, Index 500 Stock Division, Asset Allocation Division, Balanced Division, High Yield Bond Division, Select Bond Division, Money Market Division, Fidelity VIP Mid Cap Division, Russell Multi-Style Equity Division, Russell Aggressive Equity Division, Russell Non-U.S. Division, Russell Core Bond Division, and Russell Real Estate Securities Division at December 31, 2003 and 2002, and the results of each of their operations, the changes in each of their equity and their financial highlights for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of The Northwestern Mutual Life Insurance Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of securities owned at December 31, 2003 with Northwestern Mutual Series Fund, Inc., Fidelity VIP Mid Cap Portfolio and the Russell Investment Funds, provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin January 28, 2004

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF ASSETS AND LIABILITIES

(IN THOUSANDS)

	DECEMBER 31
	2003	2002
ASSETS
Investments at Market Value:
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock
2003: 12,613 shares (cost $22,499)	$24,418
2002: 11,605 shares (cost $21,588)		$16,885
T. Rowe Price Small Cap Value
2003: 641 shares (cost $683)	826
2002: 476 shares (cost $493)		454
Aggressive Growth Stock
2003: 29,031 shares (cost $94,475)	79,023
2002: 32,817 shares (cost $112,089)		71,638
International Growth
2003: 134 shares (cost $132)	146
2002: 73 shares (cost $68)		58
Franklin Templeton International Equity
2003: 33,904 shares (cost $42,990)	47,872
2002: 34,186 shares (cost $44,997)		35,006
AllianceBernstein Mid Cap Value ##
2003: 174 shares (cost $207)	229
Index 400 Stock
2003: 15,994 shares (cost $17,804)	20,392
2002: 15,253 shares (cost $17,298)		14,520
Janus Capital Appreciation ##
2003: 196 shares (cost $219)	234
Growth Stock
2003: 13,550 shares (cost $28,544)	25,380
2002: 14,018 shares (cost $31,269)		22,261
Large Cap Core Stock
2003: 15,719 shares (cost $19,655)	16,756
2002: 15,981 shares (cost $22,258)		13,872
Capital Guardian Domestic Equity
2003: 1,229 shares (cost $1,050)	1,235
2002: 765 shares (cost $646)		580
T. Rowe Price Equity Income ##
2003: 118 shares (cost $133)	144
Index 500 Stock
2003: 32,780 shares (cost $86,874)	89,325
2002: 35,907 shares (cost $97,006)		77,810
Asset Allocation
2003: 1,237 shares (cost $1,111)	1,259
2002: 1,738 shares (cost $1,612)		1,491
Balanced
2003: 42,154 shares (cost $77,542)	78,027
2002: 50,686 shares (cost $95,393)		82,213
High Yield Bond
2003: 8,560 shares (cost $5,583)	6,206
2002: 6,917 shares (cost $4,705)		3,894
Select Bond
2003: 14,618 shares (cost $17,936)	18,448
2002: 15,390 shares (cost $18,303)		19,561
Money Market
2003: 6,171 shares (cost $6,171)	6,171
2002: 10,973 shares (cost $10,973)		10,973

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

	DECEMBER 31
	2003	2002
Fidelity VIP Mid Cap Portfolio ##
2003: 16 shares (cost $329)	377
Russell Investment Funds
Multi-Style Equity
2003: 94 shares (cost $1,155)	1,087
2002: 83 shares (cost $1,140)		751
Aggressive Equity
2003: 68 shares (cost $782)	911
2002: 57 shares (cost $688)		527
Non-U.S.
2003: 118 shares (cost $1,149)	1,149
2002: 73 shares (cost $800)		527
Core Bond
2003: 85 shares (cost $891)	895
2002: 77 shares (cost $796)		804
Real Estate Securities
2003: 1,096 shares (cost $12,575)	15,029
2002: 910 shares (cost $9,865)		9,566
Due from Northwestern Mutual Life Insurance Company	35	67

Total Assets	$435,574	$383,458

LIABILITIES AND EQUITY
LIABILITIES
Due to Northwestern Mutual Life Insurance Company	$12	$6

Total Liabilities	12	6

EQUITY
Group Variable Annuity Contracts Issued:
Before December 17, 1981 or between April 30, 1984 and December 31, 1991	349,478	287,155
After December 16, 1981 and Prior to May 1, 1984	1,405	2,947
After December 31, 1991 - Front Load Version	19,925	20,761
After December 31, 1991 - Simplified Load Version	64,754	72,589

Total Equity	435,562	383,452

Total Liabilities and Equity	$435,574	$383,458

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made on May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	Investment Income
DIVISION	Dividend Income	Annuity Rate and Expense Guarantees	Net Investment Income (Loss)
Year Ended December 31, 2003
Small Cap Growth Stock	$—	$(19)	$(19)
T. Rowe Price Small Cap Value	—	(6)	(6)
Aggressive Growth Stock	—	(137)	(137)
International Growth Stock	1	—	1
Franklin Templeton International Equity	618	(48)	570
AllianceBernstein Mid Cap Value ##	1	—	1
Index 400 Stock	115	(17)	98
Janus Capital Appreciation ##	—	—	—
Growth Stock	179	(52)	127
Large Cap Core Stock ^	137	(51)	86
Capital Guardian Domestic Equity	17	(8)	9
T. Rowe Price Equity Income ##	1	—	1
Index 500 Stock	1,167	(162)	1,005
Asset Allocation	21	(10)	11
Balanced	2,491	(255)	2,236
High Yield Bond	11	(14)	(3)
Select Bond	771	(98)	673
Money Market	128	(105)	23
Fidelity VIP Mid Cap ##	—	(1)	(1)
Russell Multi-Style Equity	6	(8)	(2)
Russell Aggressive Equity	1	(8)	(7)
Russell Non-U.S	25	(7)	18
Russell Core Bond	29	(7)	22
Russell Real Estate Securities	604	(13)	591

Year Ended December 31, 2002
Small Cap Growth Stock	$32	$(25)	$7
T. Rowe Price Small Cap Value	2	(5)	(3)
Aggressive Growth Stock	90	(231)	(141)
International Growth Stock	—	—	—
Franklin Templeton International Equity	906	(78)	828
Index 400 Stock	140	(20)	120
Growth Stock	330	(77)	253
Large Cap Core Stock ^	180	(78)	102
Capital Guardian Domestic Equity	7	(3)	4
Index 500 Stock	1,468	(259)	1,209
Asset Allocation	24	(8)	16
Balanced	3,922	(356)	3,566
High Yield Bond	415	(15)	400
Select Bond	863	(93)	770
Money Market	221	(144)	77
Russell Multi-Style Equity	7	(10)	(3)
Russell Aggressive Equity	—	(7)	(7)
Russell Non-U.S	9	(6)	3
Russell Core Bond	20	(6)	14
Russell Real Estate Securities	481	(11)	470

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF OPERATIONS CONTINUED

(IN THOUSANDS)

	Realized and Unrealized Gain (Loss) on Investments
DIVISION	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation) of Investments During the Period	Net Gain (Loss) on Investments	Increase (Decrease) in Equity Derived from Investment Activity
Year Ended December 31, 2003
Small Cap Growth Stock	$(1,212)	$6,622	$5,410	$5,391
T. Rowe Price Small Cap Value	1	183	184	178
Aggressive Growth Stock	(8,800)	24,998	16,198	16,061
International Growth Stock	(5)	23	18	19
Franklin Templeton International Equity	(2,243)	14,872	12,629	13,199
AllianceBernstein Mid Cap Value ##	2	22	24	25
Index 400 Stock	(593)	5,365	4,772	4,870
Janus Capital Appreciation ##	1	15	16	16
Growth Stock	(2,089)	5,845	3,756	3,883
Large Cap Core Stock ^	(2,362)	5,487	3,125	3,211
Capital Guardian Domestic Equity	(10)	251	241	250
T. Rowe Price Equity Income ##	1	11	12	13
Index 500 Stock	(2,525)	21,648	19,123	20,128
Asset Allocation	(63)	269	206	217
Balanced	(3,454)	13,665	10,211	12,447
High Yield Bond	(145)	1,433	1,288	1,285
Select Bond	1,033	(745)	288	961
Money Market	—	—	—	23
Fidelity VIP Mid Cap ##	—	49	49	48
Russell Multi-Style Equity	(104)	321	217	215
Russell Aggressive Equity	(18)	290	272	265
Russell Non-U.S	(35)	273	238	256
Russell Core Bond	19	(4)	15	37
Russell Real Estate Securities	188	2,753	2,941	3,532

Year Ended December 31, 2002
Small Cap Growth Stock	$(1,245)	$(2,995)	$(4,240)	$(4,233)
T. Rowe Price Small Cap Value	(27)	(44)	(71)	(74)
Aggressive Growth Stock	(10,519)	(11,735)	(22,254)	(22,395)
International Growth Stock	(42)	(8)	(50)	(50)
Franklin Templeton International Equity	(8,378)	(496)	(8,874)	(8,046)
Index 400 Stock	(823)	(2,160)	(2,983)	(2,863)
Growth Stock	(2,757)	(4,172)	(6,929)	(6,676)
Large Cap Core Stock ^	(3,735)	(3,096)	(6,831)	(6,729)
Capital Guardian Domestic Equity	(8)	(72)	(80)	(76)
Index 500 Stock	(2,524)	(26,051)	(28,575)	(27,366)
Asset Allocation	(23)	(121)	(144)	(128)
Balanced	(5,135)	(7,102)	(12,237)	(8,671)
High Yield Bond	(278)	(267)	(545)	(145)
Select Bond	541	617	1,158	1,928
Money Market	—	—	—	77
Russell Multi-Style Equity	(274)	(26)	(300)	(303)
Russell Aggressive Equity	(35)	(93)	(128)	(135)
Russell Non-U.S	(107)	13	(94)	(91)
Russell Core Bond	27	11	38	52
Russell Real Estate Securities	101	(414)	(313)	157

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF OPERATIONS CONTINUED

(IN THOUSANDS)

	Investment Income
DIVISION	Dividend Income	Annuity Rate and Expense Guarantees	Net Investment Income (Loss)
Year Ended December 31, 2001
Small Cap Growth Stock	$2	$(28)	$(26)
T. Rowe Price Small Cap Value #	—	—	—
Aggressive Growth Stock	27,284	(358)	26,926
International Growth Stock #	—	—	—
Franklin Templeton International Equity	5,914	(121)	5,793
Index 400 Stock	194	(19)	175
Growth Stock	1,614	(111)	1,503
Large Cap Core Stock ^	957	(124)	833
Capital Guardian Domestic Equity #	—	—	—
Index 500 Stock	6,550	(420)	6,130
Asset Allocation #	—	—	—
Balanced	9,705	(497)	9,208
High Yield Bond	487	(22)	465
Select Bond	911	(99)	812
Money Market	523	(163)	360
Russell Multi-Style Equity	37	(14)	23
Russell Aggressive Equity	1	(7)	(6)
Russell Non-U.S	4	(8)	(4)
Russell Core Bond	48	(7)	41
Russell Real Estate Securities	290	(9)	281

	Realized and Unrealized Gain (Loss) on Investments
DIVISION	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation) of Investments During the Period	Net Gain (Loss) on Investments	Increase (Decrease) in Equity Derived from Investment Activity
Year Ended December 31, 2001
Small Cap Growth Stock	$(886)	$(14)	$(900)	$(926)
T. Rowe Price Small Cap Value #	—	5	5	5
Aggressive Growth Stock	511	(58,412)	(57,901)	(30,975)
International Growth Stock #	—	(2)	(2)	(2)
Franklin Templeton International Equity	(6,258)	(8,375)	(14,633)	(8,840)
Index 400 Stock	(575)	275	(300)	(125)
Growth Stock	777	(8,402)	(7,625)	(6,122)
Large Cap Core Stock ^	(545)	(2,643)	(3,188)	(2,355)
Capital Guardian Domestic Equity #	—	6	6	6
Index 500 Stock	12,916	(39,298)	(26,382)	(20,252)
Asset Allocation #	—	—	—	—
Balanced	3,486	(17,384)	(13,898)	(4,690)
High Yield Bond	(737)	448	(289)	176
Select Bond	32	578	610	1,422
Money Market	—	—	—	360
Russell Multi-Style Equity	(120)	(144)	(264)	(241)
Russell Aggressive Equity	(17)	9	(8)	(14)
Russell Non-U.S	(33)	(158)	(191)	(195)
Russell Core Bond	14	(12)	2	43
Russell Real Estate Securities	140	(4)	136	417

#	The initial investment in this Division was made on July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The Accompanying Notes are an Integral Part of the Financial Statements

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Operations
DIVISION	Net Investment Income (Loss)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Increase (Decrease) in Equity Derived from Investment Activity
Year Ended December 31, 2003
Small Cap Growth Stock	$(19)	$(1,212)	$6,622	$5,391
T. Rowe Price Small Cap Value	(6)	1	183	178
Aggressive Growth Stock	(137)	(8,800)	24,998	16,061
International Growth Stock	1	(5)	23	19
Franklin Templeton International Equity	570	(2,243)	14,872	13,199
AllianceBernstein Mid Cap Value ##	1	2	22	25
Index 400 Stock	98	(593)	5,365	4,870
Janus Capital Appreciation ##	—	1	15	16
Growth Stock	127	(2,089)	5,845	3,883
Large Cap Core Stock ^	86	(2,362)	5,487	3,211
Capital Guardian Domestic Equity	9	(10)	251	250
T. Rowe Price Equity Income ##	1	1	11	13
Index 500 Stock	1,005	(2,525)	21,648	20,128
Asset Allocation	11	(63)	269	217
Balanced	2,236	(3,454)	13,665	12,447
High Yield Bond	(3)	(145)	1,433	1,285
Select Bond	673	1,033	(745)	961
Money Market	23	—	—	23
Fidelity VIP Mid Cap ##	(1)	—	49	48
Russell Multi-Style Equity	(2)	(104)	321	215
Russell Aggressive Equity	(7)	(18)	290	265
Russell Non-U.S	18	(35)	273	256
Russell Core Bond	22	19	(4)	37
Russell Real Estate Securities	591	188	2,753	3,532

Year Ended December 31, 2002
Small Cap Growth Stock	$7	$(1,245)	$(2,995)	$(4,233)
T. Rowe Price Small Cap Value	(3)	(27)	(44)	(74)
Aggressive Growth Stock	(141)	(10,519)	(11,735)	(22,395)
International Growth Stock	—	(42)	(8)	(50)
Franklin Templeton International Equity	828	(8,378)	(496)	(8,046)
Index 400 Stock	120	(823)	(2,160)	(2,863)
Growth Stock	253	(2,757)	(4,172)	(6,676)
Large Cap Core Stock ^	102	(3,735)	(3,096)	(6,729)
Capital Guardian Domestic Equity	4	(8)	(72)	(76)
Index 500 Stock	1,209	(2,524)	(26,051)	(27,366)
Asset Allocation	16	(23)	(121)	(128)
Balanced	3,566	(5,135)	(7,102)	(8,671)
High Yield Bond	400	(278)	(267)	(145)
Select Bond	770	541	617	1,928
Money Market	77	—	—	77
Russell Multi-Style Equity	(3)	(274)	(26)	(303)
Russell Aggressive Equity	(7)	(35)	(93)	(135)
Russell Non-U.S	3	(107)	13	(91)
Russell Core Bond	14	27	11	52
Russell Real Estate Securities	470	101	(414)	157

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity Transactions
DIVISION	Contract Owners’ Net Payments	Annuity Payments	Surrenders and Other (net)	Transfers from Other Divisions or Sponsor	Transfers to Other Divisions or Sponsor	Increase (Decrease) in Equity Derived from Equity Transactions
Year Ended December 31, 2003
Small Cap Growth Stock	$4,693	$—	$(3,732)	$2,378	$(1,197)	$2,142
T. Rowe Price Small Cap Value	71	—	(61)	216	(32)	194
Aggressive Growth Stock	7,787	—	(13,766)	1,935	(4,649)	(8,693)
International Growth Stock	59	—	(8)	52	(35)	68
Franklin Templeton International Equity	4,343	(1)	(5,044)	2,551	(2,174)	(325)
AllianceBernstein Mid Cap Value ##	13	—	(1)	194	(2)	204
Index 400 Stock	3,862	(1)	(3,229)	1,896	(1,521)	1,007
Janus Capital Appreciation ##	32	—	—	186	—	218
Growth Stock	3,259	(3)	(3,681)	1,689	(2,026)	(762)
Large Cap Core Stock ^	2,454	—	(3,531)	1,858	(1,104)	(323)
Capital Guardian Domestic Equity	95	—	(51)	414	(57)	401
T. Rowe Price Equity Income ##	1	—	—	130	—	131
Index 500 Stock	8,607	(3)	(15,633)	2,343	(3,957)	(8,643)
Asset Allocation	74	(13)	(23)	177	(663)	(448)
Balanced	6,524	(26)	(19,636)	4,412	(7,918)	(16,644)
High Yield Bond	1,706	(1)	(842)	2,347	(2,183)	1,027
Select Bond	2,727	(7)	(4,255)	3,183	(3,722)	(2,074)
Money Market	3,819	(1)	(11,210)	5,882	(3,315)	(4,825)
Fidelity VIP Mid Cap ##	9	—	(1)	324	(3)	329
Russell Multi-Style Equity	194	—	(128)	183	(128)	121
Russell Aggressive Equity	132	—	(52)	111	(72)	119
Russell Non-U.S	95	—	(34)	329	(24)	366
Russell Core Bond	163	—	(126)	271	(253)	55
Russell Real Estate Securities	2,570	(2)	(2,220)	2,905	(1,318)	1,935

Year Ended December 31, 2002
Small Cap Growth Stock	$3,161	$—	$(3,415)	$3,066	$(2,791)	$21
T. Rowe Price Small Cap Value	96	—	(78)	592	(247)	363
Aggressive Growth Stock	9,670	—	(23,497)	2,021	(6,377)	(18,183)
International Growth Stock	67	—	(10)	159	(145)	71
Franklin Templeton International Equity	30,003	(2)	(39,024)	6,265	(3,090)	(5,848)
Index 400 Stock	2,788	(1)	(3,440)	2,998	(1,810)	535
Growth Stock	3,727	(3)	(6,378)	2,570	(3,995)	(4,079)
Large Cap Core Stock ^	2,377	—	(5,579)	973	(2,644)	(4,873)
Capital Guardian Domestic Equity	62	—	(55)	509	(67)	449
Index 500 Stock	10,129	(3)	(31,783)	1,762	(6,390)	(26,285)
Asset Allocation	185	(10)	(9)	1,406	—	1,572
Balanced	6,606	(26)	(24,451)	4,001	(11,207)	(25,077)
High Yield Bond	531	(1)	(1,020)	709	(763)	(544)
Select Bond	2,853	(6)	(5,251)	6,188	(3,530)	254
Money Market	4,425	(5)	(13,638)	10,654	(5,725)	(4,289)
Russell Multi-Style Equity	312	—	(345)	90	(406)	(349)
Russell Aggressive Equity	92	—	(145)	67	(62)	(48)
Russell Non-U.S	85	—	(147)	109	(101)	(54)
Russell Core Bond	100	—	(121)	401	(422)	(42)
Russell Real Estate Securities	1,725	(1)	(2,490)	4,673	(1,098)	2,809

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity
DIVISION	Net Increase (Decrease) in Equity	Beginning of Period	End of Period
Year Ended December 31, 2003
Small Cap Growth Stock	$7,533	$16,886	$24,419
T. Rowe Price Small Cap Value	372	454	826
Aggressive Growth Stock	7,368	71,654	79,022
International Growth Stock	87	59	146
Franklin Templeton International Equity	12,874	35,008	47,882
AllianceBernstein Mid Cap Value ##	229	—	229
Index 400 Stock	5,877	14,521	20,398
Janus Capital Appreciation ##	234	—	234
Growth Stock	3,121	22,261	25,382
Large Cap Core Stock ^	2,888	13,871	16,759
Capital Guardian Domestic Equity	651	584	1,235
T. Rowe Price Equity Income ##	144	—	144
Index 500 Stock	11,485	77,838	89,323
Asset Allocation	(231)	1,490	1,259
Balanced	(4,197)	82,224	78,027
High Yield Bond	2,312	3,894	6,206
Select Bond	(1,113)	19,561	18,448
Money Market	(4,802)	10,973	6,171
Fidelity VIP Mid Cap ##	377	—	377
Russell Multi-Style Equity	336	751	1,087
Russell Aggressive Equity	384	527	911
Russell Non-U.S	622	527	1,149
Russell Core Bond	92	803	895
Russell Real Estate Securities	5,467	9,566	15,033

Year Ended December 31, 2002
Small Cap Growth Stock	$(4,212)	$21,098	$16,886
T. Rowe Price Small Cap Value	289	165	454
Aggressive Growth Stock	(40,578)	112,232	71,654
International Growth Stock	21	38	59
Franklin Templeton International Equity	(13,894)	48,902	35,008
Index 400 Stock	(2,328)	16,849	14,521
Growth Stock	(10,755)	33,016	22,261
Large Cap Core Stock ^	(11,602)	25,473	13,871
Capital Guardian Domestic Equity	373	211	584
Index 500 Stock	(53,651)	131,489	77,838
Asset Allocation	1,444	46	1,490
Balanced	(33,748)	115,972	82,224
High Yield Bond	(689)	4,583	3,894
Select Bond	2,182	17,379	19,561
Money Market	(4,212)	15,185	10,973
Russell Multi-Style Equity	(652)	1,403	751
Russell Aggressive Equity	(183)	710	527
Russell Non-U.S	(145)	672	527
Russell Core Bond	10	793	803
Russell Real Estate Securities	2,966	6,600	9,566

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Operations
DIVISION	Net Investment Income (Loss)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Increase (Decrease) in Equity Derived from Investment Activity
Year Ended December 31, 2001
Small Cap Growth Stock	$(26)	$(886)	$(14)	$(926)
T. Rowe Price Small Cap Value #	—	—	5	5
Aggressive Growth Stock	26,926	511	(58,412)	(30,975)
International Growth Stock #	—	—	(2)	(2)
Franklin Templeton International Equity	5,793	(6,258)	(8,375)	(8,840)
Index 400 Stock	175	(575)	275	(125)
Growth Stock	1,503	777	(8,402)	(6,122)
Large Cap Core Stock ^	833	(545)	(2,643)	(2,355)
Capital Guardian Domestic Equity #	—	—	6	6
Index 500 Stock	6,130	12,916	(39,298)	(20,252)
Asset Allocation #	—	—	—	—
Balanced	9,208	3,486	(17,384)	(4,690)
High Yield Bond	465	(737)	448	176
Select Bond	812	32	578	1,422
Money Market	360	—	—	360
Russell Multi-Style Equity	23	(120)	(144)	(241)
Russell Aggressive Equity	(6)	(17)	9	(14)
Russell Non-U.S	(4)	(33)	(158)	(195)
Russell Core Bond	41	14	(12)	43
Russell Real Estate Securities	281	140	(4)	417

	Equity Transactions
DIVISION	Contract Owners’ Net Payments	Annuity Payments	Surrenders and Other (net)	Transfers from Other Divisions or Sponsor	Transfers to Other Divisions or Sponsor	Increase (Decrease) in Equity Derived from Equity Transactions
Year Ended December 31, 2001
Small Cap Growth Stock	$3,160	$—	$(3,044)	$4,837	$(2,967)	$1,986
T. Rowe Price Small Cap Value #	94	—	—	66	—	160
Aggressive Growth Stock	13,427	(3)	(23,656)	4,001	(7,931)	(14,162)
International Growth Stock #	11	—	—	29	—	40
Franklin Templeton International Equity	27,273	(2)	(32,422)	2,545	(5,144)	(7,750)
Index 400 Stock	3,343	—	(2,104)	6,318	(1,982)	5,575
Growth Stock	4,918	(4)	(6,927)	2,504	(4,049)	(3,558)
Large Cap Core Stock ^	3,353	—	(5,302)	2,133	(2,079)	(1,895)
Capital Guardian Domestic Equity #	103	—	—	102	—	205
Index 500 Stock	15,810	(4)	(31,233)	4,024	(10,254)	(21,657)
Asset Allocation #	15	—	—	31	—	46
Balanced	8,917	(28)	(18,268)	3,462	(9,430)	(15,347)
High Yield Bond	1,643	(1)	(2,091)	2,647	(2,030)	168
Select Bond	2,126	(5)	(3,607)	5,722	(2,306)	1,930
Money Market	4,807	(17)	(10,053)	12,104	(4,118)	2,723
Russell Multi-Style Equity	228	—	(119)	61	(271)	(101)
Russell Aggressive Equity	120	—	(72)	84	(51)	81
Russell Non-U.S	114	—	(86)	21	—	49
Russell Core Bond	67	—	(8)	253	(48)	264
Russell Real Estate Securities	1,245	—	(1,081)	4,382	(1,014)	3,532

#	The initial investment in this Division was made on July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity
DIVISION	Net Increase (Decrease) in Equity	Beginning of Period	End of Period
Year Ended December 31, 2001
Small Cap Growth Stock	$1,060	$20,038	$21,098
T. Rowe Price Small Cap Value #	165	—	165
Aggressive Growth Stock	(45,137)	157,369	112,232
International Growth Stock #	38	—	38
Franklin Templeton International Equity	(16,590)	65,492	48,902
Index 400 Stock	5,450	11,399	16,849
Growth Stock	(9,680)	42,696	33,016
Large Cap Core Stock ^	(4,250)	29,723	25,473
Capital Guardian Domestic Equity #	211	—	211
Index 500 Stock	(41,909)	173,398	131,489
Asset Allocation #	46	—	46
Balanced	(20,037)	136,009	115,972
High Yield Bond	344	4,239	4,583
Select Bond	3,352	14,027	17,379
Money Market	3,083	12,102	15,185
Russell Multi-Style Equity	(342)	1,745	1,403
Russell Aggressive Equity	67	643	710
Russell Non-U.S	(146)	818	672
Russell Core Bond	307	486	793
Russell Real Estate Securities	3,949	2,651	6,600

#	The initial investment in this Division was made on July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The Accompanying Notes are an Integral Part of the Financial Statements

NML VARIABLE ANNUITY ACCOUNT C

FINANCIAL HIGHLIGHTS

(FOR A UNIT OUTSTANDING DURING THE PERIOD)

DIVISION	UNIT VALUE (3), LOWEST TO HIGHEST	DIVIDEND INCOME AS A % OF AVERAGE NET ASSETS	EXPENSE RATIO LOWEST TO HIGHEST	TOTAL RETURN (4), LOWEST TO HIGHEST
Small Cap Growth Stock
Year Ended 12/31/03	$1.605622 to $20.745671	0.00%	0.00% to 1.25%	31.41% to 33.06%
Year Ended 12/31/02	$1.489185 to $15.591407	0.16%	0.00% to 1.25%	(19.44%) to (18.42%)
Year Ended 12/31/01	$1.848493 to $19.112629	0.01%	0.00% to 1.25%	(4.97%) to (3.76%)
T. Rowe Price Small Cap Value (1)
Year Ended 12/31/03	$1.121914 to $12.985287	0.00%	0.00% to 1.25%	33.48% to 35.15%
Year Ended 12/31/02	$0.943905 to $9.607906	0.49%	0.00% to 1.25%	(6.75%) to (5.58%)
Period Ended 12/31/01	$1.012260 to $10.175772	0.38%	0.00% to 1.25%	1.23% to 1.76%
Aggressive Growth Stock
Year Ended 12/31/03	$2.478578 to $47.932675	0.00%	0.00% to 1.25%	23.15% to 24.69%
Year Ended 12/31/02	$2.360410 to $38.441232	0.10%	0.00% to 1.25%	(22.13%) to (21.15%)
Year Ended 12/31/01	$3.013165 to $48.753408	22.56%	0.00% to 1.25%	(20.88%) to (19.87%)
International Growth Stock (1)
Year Ended 12/31/03	$0.953741 to $11.039080	1.79%	0.00% to 1.25%	37.27% to 38.99%
Year Ended 12/31/02	$0.780276 to $7.942434	0.27%	0.00% to 1.25%	(13.42%) to (12.34%)
Period Ended 12/31/01	$0.901258 to $9.060000	0.00%	0.00% to 1.25%	(9.87%) to (9.40%)
Franklin Templeton International Equity
Year Ended 12/31/03	$1.427413 to $2.471833	1.64%	0.00% to 1.25%	38.72% to 40.46%
Year Ended 12/31/02	$1.559571 to $1.759773	2.11%	0.00% to 1.25%	(18.43%) to (17.40%)
Year Ended 12/31/01	$1.911919 to $2.130553	10.95%	0.00% to 1.25%	(15.07%) to (14.00%)
AllianceBernstein Mid Cap Value (2)
Period Ended 12/31/03	$1.278131 to $13.315544	1.22%	0.00% to 1.25%	32.05% to 33.16%
Index 400 Stock
Year Ended 12/31/03	$1.173282 to $15.159273	0.71%	0.00% to 1.25%	33.34% to 35.01%
Year Ended 12/31/02	$1.072428 to $11.227976	0.84%	0.00% to 1.25%	(15.60%) to (14.54%)
Year Ended 12/31/01	$1.270690 to $13.138452	1.30%	0.00% to 1.25%	(1.90%) to (0.65%)
Janus Capital Appreciation (2)
Period Ended 12/31/03	$1.150894 to $11.990097	0.13%	0.00% to 1.25%	18.91% to 19.90%
Growth Stock
Year Ended 12/31/03	$1.544846 to $25.471804	0.80%	0.00% to 1.25%	17.47% to 18.94%
Year Ended 12/31/02	$1.921805 to $21.414901	1.20%	0.00% to 1.25%	(21.81%) to (20.83%)
Year Ended 12/31/01	$2.458020 to $27.049526	4.53%	0.00% to 1.25%	(15.29%) to (14.22%)
Large Cap Core Stock (5)
Year Ended 12/31/03	$1.085867 to $20.737771	0.92%	0.00% to 1.25%	22.51% to 24.05%
Year Ended 12/31/02	$1.500218 to $16.717038	0.97%	0.00% to 1.25%	(29.09%) to (28.20%)
Year Ended 12/31/01	$2.115675 to $23.281928	3.63%	0.00% to 1.25%	(8.92%) to (7.77%)
Capital Guardian Domestic Equity (1)
Year Ended 12/31/03	$0.894569 to $10.354264	1.96%	0.00% to 1.25%	32.74% to 34.41%
Year Ended 12/31/02	$0.756787 to $7.703469	2.12%	0.00% to 1.25%	(22.22%) to (21.24%)
Period Ended 12/31/01	$0.973004 to $9.781208	0.71%	0.00% to 1.25%	(2.70%) to (2.19%)
T. Rowe Price Equity Income (2)
Period Ended 12/31/03	$1.186753 to $12.363579	3.03%	0.00% to 1.25%	22.61% to 23.64%
Index 500 Stock
Year Ended 12/31/03	$2.337968 to $45.268617	1.46%	0.00% to 1.25%	26.84% to 28.43%
Year Ended 12/31/02	$2.420098 to $35.246385	1.44%	0.00% to 1.25%	(23.04%) to (22.07%)
Year Ended 12/31/01	$3.125796 to $45.228886	4.54%	0.00% to 1.25%	(12.98%) to (11.88%)
Asset Allocation (1)
Year Ended 12/31/03	$0.915619 to $10.598020	1.72%	0.00% to 1.25%	19.13% to 20.63%
Year Ended 12/31/02	$0.863125 to $8.785751	2.61%	0.00% to 1.25%	(11.37% )to (10.26%)
Period Ended 12/31/01	$0.973862 to $9.789803	0.72%	0.00% to 1.25%	(2.61%) to (2.10%)
Balanced
Year Ended 12/31/03	$1.985808 to $99.686821	3.21%	0.00% to 1.25%	16.53% to 17.99%
Year Ended 12/31/02	$2.209502 to $84.486469	4.05%	0.00% to 1.25%	(8.68%) to (7.54%)
Year Ended 12/31/01	$2.405185 to $91.372736	7.91%	0.00% to 1.25%	(4.36%) to (3.15%)
High Yield Bond
Year Ended 12/31/03	$0.908491 to $20.482734	0.21%	0.00% to 1.25%	27.46% to 29.06%
Year Ended 12/31/02	$1.424293 to $15.870922	10.23%	0.00% to 1.25%	(4.10%) to (2.89%)
Year Ended 12/31/01	$1.485164 to $16.343831	10.11%	0.00% to 1.25%	3.72% to 5.03%
Select Bond
Year Ended 12/31/03	$1.423053 to $127.939507	3.86%	0.00% to 1.25%	4.18% to 5.49%
Year Ended 12/31/02	$2.084184 to $121.279762	4.77%	0.00% to 1.25%	10.70% to 12.09%
Year Ended 12/31/01	$1.871532 to $108.200259	5.60%	0.00% to 1.25%	8.99% to 10.37%
Money Market
Year Ended 12/31/03	$1.035206 to $34.553668	1.29%	0.00% to 1.25%	(0.02%) to 1.23%
Year Ended 12/31/02	$1.504462 to $34.132616	1.66%	0.00% to 1.25%	0.39% to 1.65%
Year Ended 12/31/01	$1.489628 to $33.577318	3.74%	0.00% to 1.25%	2.62% to 3.92%

NML VARIABLE ANNUITY ACCOUNT C

FINANCIAL HIGHLIGHTS CONTINUED

(FOR A UNIT OUTSTANDING DURING THE PERIOD)

DIVISION	UNIT VALUE (3), LOWEST TO HIGHEST	DIVIDEND INCOME AS A % OF AVERAGE NET ASSETS	EXPENSE RATIO LOWEST TO HIGHEST	TOTAL RETURN (4), LOWEST TO HIGHEST
Fidelity VIP Mid Cap (2)
Period Ended 12/31/03	$1.350258 to $14.066904	0.00%	0.00% to 1.25%	39.50% to 40.67%
Russell Multi-Style Equity
Year Ended 12/31/03	$0.620449 to $11.740732	0.70%	0.00% to 1.25%	27.26% to 28.86%
Year Ended 12/31/02	$0.594202 to $6.221208	0.62%	0.00% to 1.25%	(24.14%) to (23.19%)
Year Ended 12/31/01	$0.783335 to $8.099453	2.58%	0.00% to 1.25%	(15.28%) to (14.21%)
Russell Aggressive Equity
Year Ended 12/31/03	$0.981216 to $13.489469	0.11%	0.00% to 1.25%	43.79% to 45.60%
Year Ended 12/31/02	$0.831686 to $8.707578	0.00%	0.00% to 1.25%	(20.06%) to (19.06%)
Year Ended 12/31/01	$1.040412 to $10.757522	0.11%	0.00% to 1.25%	(3.58%) to (2.36%)
Russell Non-U.S
Year Ended 12/31/03	$0.762184 to $10.238075	3.46%	0.00% to 1.25%	37.07% to 38.79%
Year Ended 12/31/02	$0.677755 to $7.095865	1.62%	0.00% to 1.25%	(16.20%) to (15.15%)
Year Ended 12/31/01	$0.808779 to $8.362558	0.59%	0.00% to 1.25%	(23.00%) to (22.03%)
Russell Core Bond
Year Ended 12/31/03	$1.047336 to $13.532112	3.52%	0.00% to 1.25%	4.83% to 6.15%
Year Ended 12/31/02	$1.217720 to $12.748590	2.91%	0.00% to 1.25%	7.49% to 8.84%
Year Ended 12/31/01	$1.132872 to $11.713217	6.24%	0.00% to 1.25%	6.07% to 7.41%
Russell Real Estate Securities
Year Ended 12/31/03	$1.402741 to $18.123797	5.38%	0.00% to 1.25%	35.51% to 37.21%
Year Ended 12/31/02	$1.261665 to $13.208871	5.22%	0.00% to 1.25%	2.51% to 3.80%
Year Ended 12/31/01	$1.230726 to $12.725061	5.28%	0.00% to 1.25%	6.49% to 7.84%

(1)	Division commenced operations on July 31, 2001.

(2)	Division commenced operations on May 1, 2003.

(3)	The lowest and highest unit value is as of the respective period-end date.

(4)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

(5)	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — NML Variable Annuity Account C (the “Account”) is a segregated asset account of The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) used to fund variable annuity contracts (“contracts”) for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Currently, two versions of the contract are offered: Front Load contracts with a sales charge up to 4.5% of purchase payments and Simplified Load contracts with an installation fee of $750.

NOTE 2 — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Principal accounting policies are summarized below.

NOTE 3 — All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc., Fidelity VIP Mid Cap Portfolio and the Russell Investment Funds (collectively know as the “Funds”). The shares are valued at the Funds’ offering and redemption price per share. The Funds are open-end investment companies registered under the Investment Company Act of 1940.

NOTE 4 — Annuity reserves, included in equity, are based on published annuity tables with age adjustments and benefit payments which reflect actual investment experience. Annuity reserves are based on the 1983 Annuity Table a adjusted with assumed interest rates of 3.5% or 5%.

NOTE 5 — Dividend income and distributions of net realized gains from the Funds is recorded on the ex-date of the dividends. Transactions in the Funds’ shares are accounted for on the trade date. The basis for determining cost on sale of the Funds’ shares is identified cost. Purchases and sales of the Funds’ shares for the years ended December 31 by each Division are shown below: (in thousands)

PURCHASES	2003	2002	2001
Small Cap Growth Stock	$6,284	$4,101	$6,233
T. Rowe Price Small Cap Value #	252	439	160
Aggressive Growth Stock	9,252	13,446	36,768
International Growth Stock #	80	82	40
Franklin Templeton International Equity	5,760	37,675	31,684
AllianceBernstein Mid Cap Value ##	207	—	—
Index 400 Stock	4,532	4,795	8,667
Janus Capital Appreciation ##	219	—	—
Growth Stock	3,816	4,615	6,414
Large Cap Core Stock ^	3,455	3,215	4,403
Capital Guardian Domestic Equity #	466	507	205
T. Rowe Price Equity Income ##	133	—	—
Index 500 Stock	11,518	17,825	17,139
Asset Allocation #	94	1,603	45
Balanced	10,374	13,689	15,734
High Yield Bond	1,929	1,019	4,183
Select Bond	4,306	6,546	7,322
Money Market	6,895	10,579	14,788
Fidelity VIP Mid Cap ##	329	—	—
Russell Multi-Style	247	326	402
Russell Aggressive Equity	163	124	183
Russell Non-U.S	419	107	135
Russell Core Bond	218	146	753
Russell Real Estate Securities	5,091	5,919	5,225

#	Initial Investment in this division was made on July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

SALES	2003	2002	2001
Small Cap Growth Stock	$4,161	$4,074	$4,295
T. Rowe Price Small Cap Value #	64	78	—
Aggressive Growth Stock	18,065	29,800	24,003
International Growth Stock #	10	11	—
Franklin Templeton International Equity	5,524	42,699	33,668
AllianceBernstein Mid Cap Value ##	1	—	—
Index 400 Stock	3,434	4,140	2,919
Janus Capital Appreciation ##	—	—	—
Growth Stock	4,450	8,441	8,466
Large Cap Core Stock ^	3,694	7,984	5,467
Capital Guardian Domestic Equity #	51	58	—
T. Rowe Price Equity Income	—	—	—
Index 500 Stock	18,696	40,484	32,663
Asset Allocation #	533	13	—
Balanced	24,771	35,212	21,870
High Yield Bond	905	1,162	3,550
Select Bond	5,266	5,400	4,581
Money Market	11,697	14,794	11,702
Fidelity VIP Mid Cap ##	1	—	—
Russell Multi-Style	123	678	486
Russell Aggressive Equity	52	179	115
Russell Non-U.S	35	158	89
Russell Core Bond	127	150	442
Russell Real Estate Securities	2,570	2,586	1,383

#	Initial Investment in this division was made on July 31, 2001.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

NOTE 6 — A deduction for annuity rate and expense guarantees is determined daily and paid to Northwestern Mutual as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected and the risk that the charges made by Northwestern Mutual may be insufficient to cover the actual costs incurred in connection with the contracts.

For contracts issued after December 16, 1981, and prior to May 1, 1984, the deduction is determined daily at an annual rate of .5% of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed a .75% annual rate.

Generally, for contracts issued after December 31, 1991, for the Front Load Version and the Simplified Load Version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of .65% and 1.25%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 1% and 1.5% annual rates, respectively.

Since 1996, Northwestern Mutual has paid a dividend to certain contracts. The dividend is re-invested in the Account and has been reflected as a Contract Owners’ Net Payment in the accompanying financial statements.

NOTE 7 — Northwestern Mutual is taxed as a “life insurance company” under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

NOTE 8 — The changes in units outstanding for the years ended December 31, 2003, 2002 and 2001 by each Division are shown as follows: (in thousands)

Year Ended December 31, 2003	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock Division	572	406	166
T. Rowe Price Small Cap Value Division	216	58	158
Aggressive Growth Stock Division	699	2,136	(1,437)
International Growth Division	74	13	61
Franklin Templeton International Equity Division	2,522	3,078	(556)
AllianceBernstein Mid Cap Value Division ##	172	—	172
Index 400 Stock Division	552	603	(51)
Janus Capital Appreciation Division ##	196	—	196
Growth Stock Division	500	816	(316)
Large Cap Core Stock Division ^	607	1,657	(1,050)
Capital Guardian Domestic Equity Division	466	48	418
T. Rowe Price Equity Income Division ##	117	—	117
Index 500 Stock Division	958	2,729	(1,771)
Asset Allocation Division	38	624	(586)
Balanced Division	738	2,311	(1,573)
High Yield Bond Division	273	168	105
Select Bond Division	217	389	(172)
Money Market Division	1,869	4,171	(2,302)
Fidelity VIP Mid Cap Division ##	269	—	269
Russell Multi-Style Equity Division	248	240	8
Russell Aggressive Equity Division	179	52	127
Russell Non-U.S. Division	498	49	449
Russell Core Bond Division	130	103	27
Russell Real Estate Securities Division	535	399	136

Year Ended December 31, 2002	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock Division	414	781	(367)
T. Rowe Price Small Cap Value Division	364	81	283
Aggressive Growth Stock Division	1,132	3,987	(2,855)
International Growth Division	74	41	33
Franklin Templeton International Equity Division	18,038	21,253	(3,215)
Index 400 Stock Division	776	902	(126)
Growth Stock Division	693	1,833	(1,140)
Large Cap Core Stock Division ^	942	2,713	(1,771)
Capital Guardian Domestic Equity Division	576	71	505
Index 500 Stock Division	1,792	5,458	(3,666)
Asset Allocation Division	1,348	3	1,345
Balanced Division	1,108	3,833	(2,725)
High Yield Bond Division	185	547	(362)
Select Bond Division	680	828	(148)
Money Market Division	4,467	5,384	(917)
Russell Multi-Style Equity Division	238	618	(380)
Russell Aggressive Equity Division	132	181	(49)
Russell Non-U.S. Division	148	201	(53)
Russell Core Bond Division	86	129	(43)
Russell Real Estate Securities Division	815	381	434

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

Year Ended December 31, 2001	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock Division	1,268	1,342	(74)
T. Rowe Price Small Cap Value Division #	149	—	149
Aggressive Growth Stock Division	2,156	4,251	(2,095)
International Growth Division #	26	—	26
Franklin Templeton International Equity Division	14,858	18,409	(3,551)
Index 400 Stock Division	1,988	1,195	793
Growth Stock Division	1,194	1,850	(656)
Large Cap Core Stock Division ^	1,400	2,336	(936)
Capital Guardian Domestic Equity Division #	188	—	188
Index 500 Stock Division	2,884	5,603	(2,719)
Asset Allocation Division #	19	—	19
Balanced Division	1,530	3,360	(1,830)
High Yield Bond Division	672	823	(151)
Select Bond Division	936	1,082	(146)
Money Market Division	7,405	6,039	1,366
Russell Multi-Style Equity Division	383	486	(103)
Russell Aggressive Equity Division	204	118	86
Russell Non-U.S. Division	157	108	49
Russell Core Bond Division	759	516	243
Russell Real Estate Securities Division	1,209	671	538

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

#	Initial Investment in this division was made on July 31, 2001.

NOTE 9 — Equity Values by Division for the year ended December 31, 2003 are shown below: (in thousands, except accumulation unit values)

	CONTRACTS ISSUED: PRIOR TO DECEMBER 17, 1981 OR BETWEEN APRIL 30, 1984 AND DECEMBER 31, 1991			CONTRACTS ISSUED: AFTER DECEMBER 16, 1981 AND PRIOR TO MAY 1, 1984
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$20.745671	1,080	$22,405	$20.266253	—	$—
T. Rowe Price Small Cap Value	12.985287	7	91	12.829144	—	—
Aggressive Growth Stock	47.932675	1,444	69,215	44.929401	—	—
International Growth Stock	11.039080	2	22	10.906272	—	—
Franklin Templeton International Equity	2.471833	17,399	43,007	2.343355	—	—
AllianceBernstein Mid Cap Value ##	13.315544	—	—	13.271202	—	—
Index 400 Stock	15.159273	1,229	18,631	14.808985	—	—
Janus Capital Appreciation ##	11.990097	—	—	11.950148	—	—
Growth Stock	25.471804	808	20,581	24.269545	—	—
Large Cap Core Stock ^	20.737771	637	13,210	19.758825	—	—
Capital Guardian Domestic Equity	10.354264	12	124	10.229694	—	—
T. Rowe Price Equity Income ##	12.363579	—	—	12.322387	—	—
Index 500 Stock	45.268617	1,689	76,459	42.428293	—	—
Asset Allocation	10.598020	29	307	10.470560	—	—
Balanced	99.686821	557	55,526	89.326036	8	715
High Yield Bond	20.482734	230	4,711	19.516037	—	—
Select Bond	127.939507	88	11,259	114.586395	—	—
Money Market	34.553668	6	207	30.999129	—	—
Fidelity VIP Mid Cap ##	14.066904	—	—	14.020063	—	—
Russell Multi-Style Equity	8.016570	25	200	7.831294	—	—
Russell Aggressive Equity	12.677885	1	13	12.384892	—	—
Russell Non-U.S	9.848016	3	30	9.620430	—	—
Russell Core Bond	13.532112	1	14	13.219553	—	—
Russell Real Estate Securities	18.123797	743	13,466	17.705263	—	—

Equity			349,478			715
Annuity Reserves			—			690

Total Equity			$349,478			$1,405

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

	CONTRACTS ISSUED: AFTER DECEMBER 31, 1991 FRONT LOAD VERSION			CONTRACTS ISSUED: AFTER DECEMBER 31, 1991 SIMPLIFIED LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$2.012501	181	$364	$1.956937	847	$1,658
T. Rowe Price Small Cap Value	1.278281	155	198	1.259912	428	539
Aggressive Growth Stock	2.924175	784	2,293	4.318610	1,742	7,523
International Growth Stock	1.086683	26	28	1.071062	92	99
Franklin Templeton International Equity	2.306261	501	1,155	2.163493	1,712	3,704
AllianceBernstein Mid Cap Value ##	1.325796	161	213	1.320512	11	15
Index 400 Stock	1.470580	270	397	1.429987	945	1,351
Janus Capital Appreciation ##	1.193818	167	199	1.189063	28	33
Growth Stock	2.392114	412	986	2.257547	1,681	3,795
Large Cap Core Stock ^	1.947509	350	682	1.837972	1,558	2,864
Capital Guardian Domestic Equity	1.019273	342	349	1.004585	758	761
T. Rowe Price Equity Income ##	1.231018	83	102	1.226098	34	42
Index 500 Stock	3.088134	1,250	3,860	3.765294	2,388	8,992
Asset Allocation	1.043259	137	143	1.028260	613	630
Balanced	2.590151	1,572	4,072	7.498641	2,313	17,344
High Yield Bond	1.923624	177	340	1.815388	629	1,142
Select Bond	2.184385	508	1,110	9.571910	631	6,040
Money Market	1.513153	790	1,195	2.734239	1,742	4,763
Fidelity VIP Mid Cap ##	1.400609	179	251	1.395022	90	126
Russell Multi-Style Equity	0.777670	443	345	0.756197	717	542
Russell Aggressive Equity	1.229860	127	156	1.195908	621	743
Russell Non-U.S	0.955315	505	482	0.928976	688	639
Russell Core Bond	1.312719	388	509	1.276523	290	370
Russell Real Estate Securities	1.758196	282	496	1.709672	608	1,039

Equity			19,925			64,754
Annuity Reserves			—			—

Total Equity			$19,925			$64,754

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

Equity Values by Division for the year ended December 31, 2002 are shown below: (in thousands, except accumulation unit values)

	CONTRACTS ISSUED: PRIOR TO DECEMBER 17, 1981 OR BETWEEN APRIL 30, 1984 AND DECEMBER 31, 1991			CONTRACTS ISSUED: AFTER DECEMBER 16, 1981 AND PRIOR TO MAY 1, 1984
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$15.591407	992	$15,467	$15.307344	—	$—
T. Rowe Price Small Cap Value	9.607906	5	48	9.539874	—	—
Aggressive Growth Stock	38.441232	1,538	59,123	36.213065	2	72
International Growth Stock	7.942434	2	16	7.886164	—	—
Franklin Templeton International Equity	1.759773	17,431	30,675	1.676652	26	44
Index 400 Stock	11.227976	1,163	13,058	11.023428	—	—
Growth Stock	21.414901	821	17,582	20.506308	—	—
Large Cap Core Stock ^	16.717038	552	9,228	16.007652	2	32
Capital Guardian Domestic Equity	7.703469	9	69	7.648889	—	—
Index 500 Stock	35.246385	1,782	62,809	33.200274	3	100
Asset Allocation	8.785751	20	176	8.723560	—	—
Balanced	84.486469	664	56,099	76.084739	27	2,054
High Yield Bond	15.870922	176	2,793	15.197603	1	15
Select Bond	121.279762	92	11,158	109.166340	—	—
Money Market	34.132616	9	307	30.774871	—	—
Russell Multi-Style Equity	6.221208	8	50	6.107844	—	—
Russell Aggressive Equity	8.707578	1	9	8.548899	—	—
Russell Non-U.S	7.095865	3	21	6.966578	—	—
Russell Core Bond	12.748590	—	—	12.516564	—	—
Russell Real Estate Securities	13.208871	641	8,467	12.968435	—	—

Equity			287,155			2,317
Annuity Reserves			—			630

Total Equity			$287,155			$2,947

	CONTRACTS ISSUED: AFTER DECEMBER 31, 1991 FRONT LOAD VERSION			CONTRACTS ISSUED: AFTER DECEMBER 31, 1991 SIMPLIFIED LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$1.522337	197	$300	$1.489185	753	$1,121
T. Rowe Price Small Cap Value	0.951956	107	102	0.943905	319	301
Aggressive Growth Stock	2.360410	972	2,294	3.506913	2,895	10,153
International Growth Stock	0.786940	7	6	0.780276	51	40
Franklin Templeton International Equity	1.652585	533	881	1.559571	2,178	3,397
Index 400 Stock	1.096297	337	369	1.072428	994	1,066
Growth Stock	2.024216	414	838	1.921805	1,982	3,809
Large Cap Core Stock ^	1.580140	572	904	1.500218	2,469	3,704
Capital Guardian Domestic Equity	0.763266	153	117	0.756787	532	403
Index 500 Stock	2.420098	1,590	3,848	2.968449	3,722	11,049
Asset Allocation	0.870499	49	43	0.863125	1,295	1,118
Balanced	2.209502	2,482	5,484	6.435011	2,852	18,353
High Yield Bond	1.500210	129	194	1.424293	626	892
Select Bond	2.084184	519	1,082	9.187656	787	7,231
Money Market	1.504462	2,092	3,147	2.734853	2,738	7,488
Russell Multi-Style Equity	0.607438	415	252	0.594202	753	447
Russell Aggressive Equity	0.850202	135	115	0.831686	487	405
Russell Non-U.S	0.692822	171	118	0.677755	573	388
Russell Core Bond	1.244772	336	418	1.217720	317	386
Russell Real Estate Securities	1.289736	193	249	1.261665	664	838

Equity			20,761			72,589
Annuity Reserves			—			—

Total Equity			$20,761			$72,589

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

REPORT OF INDEPENDENT AUDITORS

To The Northwestern Mutual Life Insurance Company and Contract Owners of NML Variable Annuity Account C

In our opinion, the accompanying statements of assets and liabilities and the related statements of operations and of changes in equity and the financial highlights present fairly, in all material respects, the financial position of NML Variable Annuity Account C and its Small Cap Growth Stock Division, T. Rowe Price Small Cap Value Division, Aggressive Growth Stock Division, International Growth Stock Division, Franklin Templeton International Equity Division, AllianceBernstein Mid Cap Value Division, Index 400 Stock Division, Janus Capital Appreciation Division, Growth Stock Division, Large Cap Core Stock Division, Capital Guardian Domestic Equity Division, T. Rowe Price Equity Income Division, Index 500 Stock Division, Asset Allocation Division, Balanced Division, High Yield Bond Division, Select Bond Division, Money Market Division, Fidelity VIP Mid Cap Portfolio Division, Russell Multi-Style Equity Division, Russell Aggressive Equity Division, Russell Non-U.S. Division, Russell Core Bond Division, and Russell Real Estate Securities Division at December 31, 2003 and 2002, and the results of each of their operations, the changes in each of their equity and their financial highlights for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of The Northwestern Mutual Life Insurance Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of securities owned at December 31, 2003 with Northwestern Mutual Series Fund, Inc., Fidelity VIP Mid Cap Portfolio and the Russell Investment Funds, provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin January 28, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The registrant’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the registrant’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, those disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have not been any changes in the registrant’s internal control over financial reporting (as such term is defined in Rule 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither Account A nor Account C have any directors or executive officers. The following information, as of March 1, 2004, is provided with respect to each director, including persons nominated or chosen to become directors, of Northwestern Mutual. Northwestern Mutual uses the title of Trustee to denote the directors.

TRUSTEE	AGE	YEAR ELECTED/ APPT’D	EXPIRATION OF TERM OF OFFICE	OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
Edward E. Barr	67	1991	May 2007	Member, Human Resources, Nominating and Corporate Governance Committee
John M. Bremer	56	2001	May 2006	Chief Operating Officer (Chief Compliance Officer);
				Member, Executive Committee
Peter W. Bruce	58	2001	May 2004(1)	Chief Insurance Officer; Member, Executive Committee
Robert C. Buchanan	63	1991	May 2007	Member, Audit, Executive and Finance Committees
George A. Dickerman	65	1994	May 2004(1)	Member, Agency and Marketing Committee
Pierre S. du Pont	69	1985	May 2006	Member, Human Resources, Nominating and Corporate Governance Committee
James D. Ericson	68	1989	May 2004(1)	Member, Agency and Marketing, Executive and Finance Committees
David A. Erne	60	2002	May 2005	Member, Audit, Executive and Finance Committees
J. E. Gallegos	68	1985	May 2004(1)	Member, Operations and Technology Committee
Stephen N. Graff	69	1996	May 2004(1)	Member, Audit, Executive, and Finance Committees
Patricia Albjerg Graham	69	1980	May 2004(1)	Member, Human Resources, Nominating and Corporate Governance Committee
James P. Hackett	48	2000	May 2006	Member, Operations and Technology Committee
Stephen F. Keller	65	1984	May 2007	Member, Operations and Technology Committee
Barbara A. King	57	1996	May 2006	Member, Agency and Marketing Committee
J. Thomas Lewis	67	1978	May 2006	Member, Agency and Marketing Committee
Daniel F. McKeithan, Jr	68	1988	May 2007	Member, Executive, Finance, and Human Resources, Nominating and Corporate Governance Committees
H. Mason Sizemore, Jr	62	1993	May 2007	Member, Operations and Technology Committee
Sherwood H. Smith, Jr	69	1992	May 2006	Chair, Agency and Marketing Committee
Peter M. Sommerhauser	61	1999	May 2006	Chair, Human Resources, Nominating and Corporate Governance Committee; Member, Executive and Finance Committees
John E. Steuri	64	1994	May 2007	Chair, Operations and Technology Committee
John J. Stollenwerk	64	1993	May 2005	Member, Agency and Marketing, Executive and Finance Committees
Barry L. Williams	59	1987	May 2005
Kathryn D. Wriston	65	1986	May 2005	Chair, Audit Committee
Edward J. Zore	58	2000	May 2005	President and CEO; Chair, Executive and Finance Committees; Member, Agency and Marketing, Operations and Technology Committees

(1)	Candidate proposed for re-election by the Board of Trustees for the election to be held at the May 2004 Annual meeting of Policyowners. If re-elected, these Trustees’ terms will expire in May 2008.

The business experience and public company directorships of Northwestern Mutual’s Trustees as of March 1, 2004 are as follows:

TRUSTEE	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS	DIRECTORSHIPS

Edward E. Barr	Retired Chairman, Sun Chemical Group, B.V. (graphic arts), Fort Lee, New Jersey, since 2003. Prior thereto, Chairman from 1998-2002; Chairman and CEO, 1997-1998; President and Chief Executive Officer, 1987-1997.	Sequa Corporation

John M. Bremer	Chief Operating Officer (Chief Compliance Officer) of Northwestern Mutual since 2002. Prior thereto, Senior Executive Vice President and Chief Operating Officer (Chief Compliance Officer) from 2001-2002; Senior Executive Vice President and Secretary from 2000-2001; Executive Vice President, General Counsel and Secretary from 1998-2000; Senior Vice President, General Counsel and Secretary from 1995-1998.

Peter W. Bruce	Chief Insurance Officer of Northwestern Mutual since 2002. Prior thereto, Senior Executive Vice President (Insurance) from 2000-2002; Executive Vice President (Accumulation Products and Long Term Care) from 1998-2000; Executive Vice President (Operations and Administration) from 1995-1998.

Robert C. Buchanan	President and Chief Executive Officer, Fox Valley Corporation (manufacturer of gift wrap and writing paper), Appleton, Wisconsin, since 1980.	Brady Corporation

George A. Dickerman	Retired Chairman, Spalding Sports Worldwide (manufacturer of sporting equipment), Chicopee, Massachusetts, since 1999. Prior thereto, Chairman, 1997-1998; President, 1981-1997.

Pierre S. du Pont	Attorney and Director, Richards, Layton & Finger (law firm), Wilmington, Delaware, since 1985.	PepsiAmericas, Inc

James D. Ericson	Retired Chairman of Northwestern Mutual since 2001; Chairman, 2001; Chairman and Chief Executive Officer from 2000 to 2001. Prior thereto, President and Chief Executive Officer from 1993-2000.	Kohl’s Corporation The Marcus Corporation

David A. Erne	Attorney, Reinhart Boerner Van Deuren s.c. (law firm), Milwaukee, Wisconsin, since 1968.	Artisan Funds, Inc.

J. E. Gallegos	Attorney, Gallegos Law Firm, Santa Fe, New Mexico, since 1988.

Stephen N. Graff	Office Managing Partner (retired), Arthur Andersen LLP, Milwaukee, Wisconsin, 1981-1994.	Mason Street Funds, Inc. Northwestern Mutual Series Fund, Inc. Regal-Beloit Corporation

Patricia Albjerg Graham	Professor, Graduate School of Education, Harvard University, Cambridge, Massachusetts, since 1974; President, Spencer Foundation (social and behavioral sciences), Chicago, Illinois, 1991-2000.	Apache Corporation

James P. Hackett	President and Chief Executive Officer, Steelcase Inc. (office furniture manufacturer), Grand Rapids, Michigan, since 1994.	Fifth Third Bancorp Steelcase Inc.

Stephen F. Keller	Attorney, Los Angeles, California, since 1962. Chairman, The Santa Anita Companies, Arcadia, California, 1993-1996.

Barbara A. King	President, Landscape Structures, Inc. (manufacturer of playground equipment), Delano, Minnesota, since 1973.

J. Thomas Lewis	Attorney, New Orleans, Louisiana, since 1998. Prior thereto, associated with Monroe & Lemann (law firm), New Orleans, Louisiana, 1965-1998.

Daniel F. McKeithan, Jr.	President, Tamarack Petroleum Co., Inc. (operator of oil and gas wells), Milwaukee, Wisconsin, since 1982.	The Marcus Corporation

H. Mason Sizemore, Jr.	Retired President and Chief Operating Officer, The Seattle Times, Seattle, Washington, since 2001. Prior thereto, President and Chief Operating Officer since 1985.

Sherwood H. Smith, Jr.	Chairman Emeritus, Carolina Power & Light Company, Raleigh, North Carolina, since 1999. Prior thereto, Chairman, 1996-1999.	Nortel Networks Corporation

Peter M. Sommerhauser	Attorney, Godfrey & Kahn, S.C. (law firm), Milwaukee, Wisconsin, since 1969.	Kohl’s Corporation

John E. Steuri	Retired Chairman and Chief Executive Officer, Advanced Thermal Technologies, Inc. (heating, air conditioning humidity control), Little Rock, Arkansas, since 2001; Chairman, 1997-2001. Prior thereto, Retired Chairman and Chief Executive Officer, ALLTEL Information Services, Inc., Little Rock, Arkansas.

John J. Stollenwerk	President and Chief Executive Officer, Allen-Edmonds Shoe Corporation, Port Washington, Wisconsin, since 1998. Prior thereto, President and Owner, 1980-1998.	Badger Meter, Inc. Koss Corporation U.S. Bancorp

Barry L. Williams	President and Chief Executive Officer, Williams Pacific Ventures, Inc. (venture capital), San Francisco, California, since 1993.	CH2M Hill Companies Ltd. R. H. Donnelly Corporation Pacific Gas & Electric Company PG&E Corporation Simpson Manufacturing Co., Inc. USA Education Inc.

Kathryn D. Wriston	Director of various corporations.	The Stanley Works

Edward J. Zore	President and Chief Executive Officer of Northwestern Mutual since 2001. Prior thereto, President, 2000-2001; Executive Vice President (Life and Disability Income Insurance), 1998-2000; Executive Vice President (Finance and Investments), 1995-1998.	Manpower, Inc. Mason Street Funds, Inc. Northwestern Mutual Series Fund, Inc.

Neither Account A nor Account C have Boards of Directors or Audit Committees. Northwestern Mutual’s Board of Trustees has determined that its Audit Committee has at least one “Audit Committee Financial Expert” serving on the Audit Committee. In 2003 Northwestern Mutual’s Board determined Mr. Stephen N. Graff to be the Audit Committee Financial Expert and concurrently determined that he was independent (applying the NASD definition of independent director then in effect).

The following information as of March 1, 2004, is provided with respect to each Executive Officer of Northwestern Mutual. The term of office for all Executive Officers is one year expiring May 31, 2004.

NAME	AGE	CURRENT POSITION AND YEAR ASSUMED
Edward J. Zore	58	President and Chief Executive Officer (2001)
John M. Bremer	56	Chief Operating Officer (Chief Compliance Officer) (2001)
Peter W. Bruce	58	Chief Insurance Officer (2002)
Deborah A. Beck	56	Executive Vice President (Planning and Technology) (2000)
William H. Beckley	56	Executive Vice President (Agencies) (2000)
Mason G. Ross	60	Executive Vice President and Chief Investment Officer (2001)
Mark G. Doll	54	Senior Vice President (Public Markets) (1996)
Richard L. Hall	58	Senior Vice President (Life Product) (2004)
William C. Koenig	56	Senior Vice President and Chief Actuary (1995)
Gregory C. Oberland	46	Senior Vice President (Insurance Operations) (2004)
Barbara F. Piehler	53	Senior Vice President and Chief Information Officer (2002)
Gary A. Poliner	50	Senior Vice President & Chief Financial Officer (2001)
Marcia Rimai	48	Senior Vice President (Marketing) (2004)
Charles D. Robinson	59	Senior Vice President (Investment Products and Services) (2001)
John E. Schlifske	44	Senior Vice President (Investment Products and Services and Affiliates) (2004)
Leonard F. Stecklein	57	Senior Vice President (Investment Products Operations) (2004)
Frederic H. Sweet	60	Senior Vice President (Corporate and Government Relations) (1998)
Robert J. Berdan	57	Vice President, General Counsel and Secretary (2001)
Michael G. Carter	42	Vice President (Policyowner Services) (2004)
Steven T. Catlett	54	Vice President (Investment Products) (2004)
David D. Clark	52	Vice President (Real Estate) (2004)
Gloster B. Current	58	Vice President (Corporate Planning) (2004)
Thomas E. Dyer	58	Vice President (Corporate Services) (1998)
Christine H. Fiasca	49	Vice President (Field System Administration) (2002)
John M. Grogan	40	Vice President (Field Services and Support) (2004)
John C. Kelly	44	Vice President and Controller (2004)
Susan A. Lueger	50	Vice President (Human Resources) (1994)
Jeffrey J. Lueken	43	Vice President (Securities) (2004)
Jean M. Maier	49	Vice President (New Business) (2004)
Meridee J. Maynard	48	Vice President (Disability Income and Long-Term Care) (2004)
Lora A. Rosenbaum	47	Vice President (Compliance/Best Practices) (2000)
Brenda F. Skelton	48	Vice President (Communications) (2003)
J. Edward Tippetts	59	Vice President (Field Development) (2002)
Martha M. Valerio	57	Vice President (Technology Research and Web Resources) (2001)
W. Ward White	64	Vice President (Corporate Relations) (2003)
Michael L. Youngman	52	Vice President (Government Relations) (2001)

All of the Executive Officers, except Charles D. Robinson, Gloster B. Current and Brenda F. Skelton, have been employed by Northwestern Mutual in an executive or management position for more than five years. Mr. Robinson joined Northwestern Mutual in 2001. Prior thereto he was with AIG, Global Retirement Services Division as Chief Marketing Officer and Senior Vice President from 1999 to 2000. From 1980 to 1999, Mr. Robinson served in various positions of increasing responsibility with VALIC/American General Group, most recently as Senior Vice President, Institutional Marketing. Prior to joining Northwestern Mutual in 2003, Mr. Current was Vice President and Chief Marketing Officer for Lincoln Financial Group from 1995 to 2003. Prior to Lincoln Financial, Mr. Current served as Vice President at Citibank, North America in a variety of operations and marketing management assignments, and in key leadership roles at Kentucky Fried Chicken Co., Canadian Canners Ltd., Del Monte Corp., R.J. Reynolds Foods, Inc., Procter and Gamble Co. and AT&T Long Lines. Ms. Skelton joined Northwestern Mutual in 2002. Prior to Northwestern Mutual, Ms. Skelton worked for the Milwaukee Wave professional soccer team from 2001 to 2002 as the general manager of business operations. Ms. Skelton also headed up the marketing function for Midwest Airlines from 1987 to 2000. During her tenure at Midwest Airlines, Ms. Skelton held the positions of Senior Vice President of Marketing, Vice President of Marketing and Director of Marketing Programs. She also served on the Midwest Air Group Inc. Board of Directors from 1995 until her departure in 2000. Prior to Midwest Airlines, Ms. Skelton held a variety of other marketing and product management positions of progressive responsibility.

As indicated above, neither Account A nor Account C have executive officers and thus do not have a “Code of Ethics.” However, Northwestern Mutual has adopted a “Code of Ethics” that applies to Northwestern Mutual’s Chief Executive Officer, Chief Financial Officer and Controller, as well as to the rest of its employees. A copy of Northwestern Mutual’s Guidelines for Business Conduct, which satisfy the Code of Ethics requirements, are filed as Exhibit 14.1 to this Annual Report on Form 10-K.

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

Not applicable. As segregated asset accounts, Account A and Account C have no shareholders. As a mutual life insurance company, Northwestern Mutual has no shareholders. No Contract owner is the beneficial owner of more than 5% of Account A, Account C or Northwestern Mutual’s voting securities. Neither Accounts A or C, nor Northwestern Mutual, maintain equity compensation plans under which equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Northwestern Mutual’s subsidiary, Mason Street Advisors, LLC (“MSA”), serves as the investment adviser to the Series Fund. Various Trustees and Executive Officers of Northwestern Mutual serve as directors and officers of the Series Fund and/or MSA and may be deemed to have a direct or indirect material interest in the existence of the investment advisory agreement.

Northwestern Mutual’s subsidiary, Frank Russell Company, provides the Russell Funds and its investment adviser, Frank Russell Investment Management Company (“FRIMCo”), a subsidiary of Frank Russell Company, with asset management consulting services that it provides to its other consulting clients. The Russell Funds do not compensate Russell for these services. FRIMCo is party to an investment advisory agreement with the Russell Funds. Certain Trustees and Executive Officers of Northwestern Mutual serve as directors of Frank Russell Company and may be deemed to have a direct or indirect material interest in the existence of the investment management agreement.

Various Trustees and Executive Officers of Northwestern Mutual (and their family members and associates) may have securities accounts with Baird and/or NMIS and may have effected transactions through such accounts during 2003 and through the date hereof, including transactions in mutual funds sponsored by Northwestern Mutual and Russell.

Trustees and executive officers of Northwestern Mutual (and their family members and associates) own insurance policies and/or other contracts issued by Northwestern Mutual or an insurance affiliate in the ordinary course of business. Loans are made to Northwestern Mutual’s Trustees and Executive Officers (and their family members and associates) in accordance with the provisions of insurance policies or other contracts which they may own. Such loans are made in the ordinary course of business, in accordance with applicable law and are administered solely pursuant to the terms of such policies.

In the ordinary course of its business, Northwestern Mutual makes loans to its field force Managing Partners in connection with their business operations. Interest on such loans is tied to Northwestern Mutual’s cost of funds or the prime rate, depending upon the purpose of the loan. On occasion, a Managing Partner who has received such a loan may assume an Executive Officer position at Northwestern Mutual. In such circumstances, historically the outstanding loans have remained in place and are satisfied in accordance with the terms of the underlying loan documentation.

At December 31, 2003, Mr. Peter M. Sommerhauser, a Northwestern Mutual Trustee since May 1999, was the beneficial owner of approximately 9.1% of the outstanding common stock of Kohl’s Corporation, primarily by virtue of his serving as a trustee of several trusts for the benefit of the families of current and former executive officers of Kohl’s Corporation and as a director of charitable foundations established by executive officers of Kohl’s Corporation. While Mr. Sommerhauser has sole or shared voting and investment power over such shares held in the trusts and foundations, he has no pecuniary interest in those shares. In 1994, a number of years prior to Mr. Sommerhauser becoming a Northwestern Mutual Trustee, Northwestern Mutual lent as part of its normal portfolio investment activities to Kohl’s Department Stores, Inc., a subsidiary of Kohl’s Corporation, $40,000,000 and received a 6.57% Senior Note, guaranteed by Kohl’s Corporation, due March 31, 2004. The principal amount of such indebtedness was reduced to $6,666,667 during 2003, which remains outstanding at March 1, 2004.

Mr. Sommerhauser is a shareholder in the law firm Godfrey & Kahn, S.C. Godfrey & Kahn provided services to Northwestern Mutual during 2003. The aggregate amount of such services billed to Northwestern Mutual is less than 1% of the law firm’s gross revenues for its last fiscal year.

Mr. David A. Erne, a Northwestern Mutual Trustee since July 2002, is a shareholder of Reinhart Boerner Van Deuren s.c. Reinhart Boerner Van Deuren s.c. provided legal services to Northwestern Mutual and certain related entities during 2003. The aggregate amount of such legal services billed to Northwestern Mutual or related entities is less than 1% of the law firm’s gross revenues for its last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

PricewaterhouseCoopers LLP is Account A’s and Account C’s principal accountant. Set forth below are the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit or review of Account A’s and Account C’s financial statements or other services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

	2003	2002
Account A	$29,400	$28,000
Account C	$29,400	$28,000

AUDIT-RELATED FEES

Neither Account A nor Account C had any fees billed for each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Account A’s and Account C’s financial statements and that are not reported under the caption “Audit Fees” above.

TAX FEES

Neither Account A nor Account C had any fees billed for each of the last two fiscal years for tax compliance, tax advice or tax planning services rendered by their principal accountant.

ALL OTHER FEES

Neither Account A nor Account C had any fees billed for each of the last two fiscal years for products and services provided by their principal accountant that are not otherwise reported under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

PRE-APPROVAL POLICIES AND PROCEDURES

Neither Account A nor Account C have a Board of Directors or Audit Committee and have therefore not adopted pre-approval policies and procedures for audit and non-audit services. However, in 2003 Northwestern Mutual’s Audit Committee adopted an Audit and Non-Audit Services Pre-Approval Policy that does apply to Account A and Account C (the “Policy”).

Under the Policy, the Audit Committee must pre-approve all audit and permissible non-audit services provided by the independent accountant. The Policy requires certain services to be approved on a case-by-case basis by the Audit Committee. Such services that must be approved on a case-by-case basis include the annual financial statement audits of Northwestern Mutual and its subsidiaries. The Policy also provides that other audit services (e.g., services associated with statements, reports and other documents filed with the Commission), audit-related services (e.g., employee benefit plan audits and internal control reviews), tax services (e.g., U.S. federal, state and local tax planning and advice) and all other permissible services may be pre-approved through the adoption by the Audit Committee of a list of authorized services along with specific budgeted amounts for such services. The Audit Committee has established such a list of authorized services. Audit and non-audit services to be provided by Northwestern Mutual’s independent accountant not on such list, or that would exceed the budgeted amount for such service, must be pre-approved by the Audit Committee on a case-by-case basis. The Policy requires the Northwestern Mutual Audit Committee to be informed on a timely basis of any services rendered by the independent accountant pursuant to such authorized list of services.

The Policy also permits the Audit Committee to delegate to one or more of its members pre-approval authority, which the Audit Committee has done. Those Audit Committee members are required to report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

In 2003, there were no fees paid to Account A’s and Account C’s independent accountant under a de minimis exception to the rules that waives the pre-approval requirements for certain non-audit services.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Exhibits

		PAGE
(1)	NML Variable Annuity Account A (in Part II, Item 8)	19
	Statements of Assets and Liabilities at December 31, 2003 and 2002
	Statements of Operations for years ended December 31, 2003, 2002 and 2001
	Statements of Changes in Equity for years ended December 31, 2003, 2002 and 2001
	Financial Highlights
	Notes to Financial Statements
	Report of Independent Auditors

(2)	NML Variable Annuity Account C (in Part II, Item 8)	41
	Statements of Assets and Liabilities at December 31, 2003 and 2002
	Statements of Operations for years ended December 31, 2003, 2002 and 2001
	Statements of Changes in Equity for years ended December 31, 2003, 2002 and 2001
	Financial Highlights
	Notes to Financial Statements
	Report of Independent Auditors

(3)	The Northwestern Mutual Life Insurance Company	70
	Immediately following this page are:
	Report of Independent Auditors
	Consolidated Statement of Financial Position at December 31, 2003 and 2002
	Consolidated Statement of Operations for years ended December 31, 2003, 2002 and 2001
	Consolidated Statement of Changes in Surplus for years ended December 31, 2003, 2002 and 2001
	Consolidated Statement of Cash Flows for years ended December 31, 2003, 2002 and 2001
	Notes to Consolidated Statutory Financial Statements

(b) No reports on Form 8-K have been filed during the last quarter of the year ended December 31, 2003.

(c) See Index to Exhibits which is incorporated herein by reference		96

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Policyowners of The Northwestern Mutual Life Insurance Company

We have audited the accompanying consolidated statement of financial position of The Northwestern Mutual Life Insurance Company and its subsidiary (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, of changes in surplus and of cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 1 to the financial statements, the Company prepared these consolidated financial statements using accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (statutory basis of accounting), which practices differ from accounting principles generally accepted in the United States of America. Accordingly, the consolidated financial statements are not intended to represent a presentation in accordance with accounting principles generally accepted in the United States of America. The effects on the consolidated financial statements of the variances between the statutory basis of accounting and accounting principles generally accepted in the United States of America, although not reasonably determinable, are presumed to be material.

In our opinion, the consolidated financial statements audited by us (1) do not present fairly in conformity with generally accepted accounting principles, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2003 and 2002, or the results of their operations or their cash flows for each of the three years in the period ended December 31, 2003 because of the effects of the variances between the statutory basis of accounting and accounting principles generally accepted in the United States of America referred to in the preceding paragraph, and (2) do present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, on the basis of accounting described in Note 1.

As discussed in Note 15 to the financial statements, the Company adopted the accounting policies in the revised National Association of Insurance Commissioners “Accounting Practices and Procedures Manual” – Effective January 1, 2001, as required by the Office of the Commissioner of Insurance of the State of Wisconsin. The effect of adoption is recorded as an adjustment to surplus as of January 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin January 26, 2004

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(IN MILLIONS)

	DECEMBER 31
	2003	2002
ASSETS:
Bonds	$55,571	$50,597
Common and preferred stocks	6,577	4,902
Mortgage loans	16,426	15,692
Real estate	1,481	1,503
Policy loans	9,546	9,292
Other investments	4,851	4,242
Cash and temporary investments	2,594	1,814

Total investments	97,046	88,042
Due and accrued investment income	1,126	1,100
Net deferred tax assets	1,198	1,887
Deferred premium and other assets	1,790	1,660
Separate account assets	12,662	10,246

Total assets	$113,822	$102,935

LIABILITIES AND SURPLUS:
Reserves for policy benefits	$81,280	$74,880
Policyowner dividends payable	3,770	3,765
Interest maintenance reserve	815	521
Asset valuation reserve	2,568	1,268
Income taxes payable	737	777
Other liabilities	4,443	4,261
Separate account liabilities	12,662	10,246

Total liabilities	106,275	95,718
Surplus	7,547	7,217

Total liabilities and surplus	$113,822	$102,935

The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(IN MILLIONS)

	FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001
REVENUE:
Premiums	$10,307	$10,108	$9,447
Net investment income	5,737	5,477	5,431
Other income	501	439	467

Total revenue	16,545	16,024	15,345

BENEFITS AND EXPENSES:
Benefit payments to policyowners and beneficiaries	4,079	3,902	3,808
Net additions to policy benefit reserves	6,260	6,186	5,367
Net transfers to separate accounts	288	242	502

Total benefits	10,627	10,330	9,677
Commissions and operating expenses	1,690	1,580	1,453

Total benefits and expenses	12,317	11,910	11,130

Gain from operations before dividends and taxes	4,228	4,114	4,215
Policyowner dividends	3,765	3,792	3,651

Gain from operations before taxes	463	322	564
Income tax expense (benefit)	(90)	(442)	173

Net gain from operations	553	764	391
Net realized capital gains (losses)	139	(606)	259

Net income	$692	$158	$650

The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SURPLUS

(IN MILLIONS)

	FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001
Beginning of year balance	$7,217	$6,892	$5,896
Net income	692	158	650
Change in net unrealized capital gains (losses)	1,171	(517)	(555)
Change in net deferred income tax	(137)	44	73
Change in nonadmitted assets and other	(96)	(126)	(124)
Change in reserve valuation bases (Note 5)	—	—	(61)
Change in asset valuation reserve	(1,300)	766	264
Cumulative effect of changes in accounting principles (Note 15)	—	—	749

Net change in surplus	330	325	996

End of year balance	$7,547	$7,217	$6,892

The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN MILLIONS)

	FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums and other income received	$6,984	$6,947	$6,607
Investment income received	5,727	5,224	5,328
Disbursement of policy loans, net of repayments	(254)	(264)	(524)
Payments to policyowners and beneficiaries	(4,312)	(4,130)	(3,996)
Net transfers to separate accounts	(284)	(257)	(534)
Commissions, expenses and taxes paid	(1,637)	(1,855)	(1,698)

Net cash provided by operating activities	6,224	5,665	5,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
Bonds	75,838	60,865	35,318
Common and preferred stocks	2,392	1,766	15,465
Mortgage loans	1,843	1,532	1,174
Real estate	356	468	244
Other investments	1,047	1,646	494

	81,476	66,277	52,695

Cost of investments acquired:
Bonds	79,994	67,398	38,915
Common and preferred stocks	2,708	2,003	15,014
Mortgage loans	2,534	2,005	2,003
Real estate	191	191	353
Other investments	1,387	748	1,106

	86,814	72,345	57,391

Net cash applied to investing activities	(5,338)	(6,068)	(4,696)

CASH FLOWS FROM FINANCING AND MISCELLANEOUS SOURCES:
Net deposits on deposit-type contract funds and other liabilities without life or disability contingencies	142	249	203
Other cash provided (applied)	(248)	(50)	111

Net cash provided by financing and other activities:	(106)	199	314

Net increase(decrease) in cash and temporary investments	780	(204)	801
Cash and temporary investments, beginning of year	1,814	2,018	1,217

Cash and temporary investments, end of year	$2,594	$1,814	$2,018

The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

1.	BASIS OF PRESENTATION AND CHANGES IN ACCOUNTING PRINCIPLES

The accompanying consolidated statutory financial statements include the accounts of The Northwestern Mutual Life Insurance Company and its wholly-owned subsidiary, Northwestern Long Term Care Insurance Company (together, “the Company”). All intercompany balances and transactions have been eliminated. The Company offers life, annuity, disability income and long-term care insurance products to the personal, business, and estate markets.

The consolidated financial statements were prepared in conformity with accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (“statutory basis of accounting”). Financial statements prepared on the statutory basis of accounting differ from financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), primarily because on a GAAP basis: (1) certain policy acquisition costs are deferred and amortized, (2) investment valuations and policy benefit reserves use different methods and assumptions, (3) deposit-type contracts, for which premiums, benefits and reserve changes are not included in revenue or benefits as reported in the statement of operations, are defined differently, (4) majority-owned, non-insurance subsidiaries are consolidated, (5) changes in deferred taxes are reported as a component of net income, and (6) no deferral of realized investment gains and losses is permitted. The effects on the financial statements of the Company attributable to the differences between the statutory basis of accounting and GAAP are material.

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

INVESTMENTS

See Note 3 regarding the reported statement value and estimated fair value of the Company’s investments in bonds, common and preferred stocks, mortgage loans and real estate.

POLICY LOANS

Policy loans primarily represent amounts borrowed from the Company by life insurance policyowners, secured by the cash value of the related policies. They are reported in the financial statements at unpaid principal balance.

OTHER INVESTMENTS

Other investments consist primarily of real estate joint ventures, partnership investments (including real estate, venture capital and leveraged buyout fund limited partnerships), leveraged leases and unconsolidated non-insurance subsidiaries. These investments are valued based on the equity method of accounting, which approximates fair value. Other investments also include derivative financial instruments. See Note 4 regarding the Company’s use of derivatives and their valuation in the financial statements.

TEMPORARY INVESTMENTS

Temporary investments represent securities that had maturities of one year or less at purchase, and are reported at amortized cost, which approximates fair value.

NET INVESTMENT INCOME

Net investment income primarily represents interest and dividends received or accrued on bonds, mortgage loans, policy loans and other investments. It also includes amortization of any purchase premium or discount using the interest method, adjusted prospectively for any change in estimated yield-to-maturity. Accrued investment income more than 90 days past due is nonadmitted and reported as a direct reduction of surplus. Accrued investment income that is ultimately deemed uncollectible is reported as a reduction of net investment income in the period that such determination is made. Net investment income also includes dividends paid to the Company from accumulated earnings of joint ventures, partnerships, and unconsolidated

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

subsidiaries. Net investment income is reduced by investment management expenses, real estate depreciation, depletion related to energy assets and interest costs associated with securities lending.

INTEREST MAINTENANCE RESERVE

The Company is required to maintain an interest maintenance reserve (“IMR”). The IMR is used to defer realized gains and losses, net of income tax, on fixed income investments that are attributable to changes in interest rates. Net realized gains and losses deferred to the IMR are amortized into investment income over the estimated remaining term to maturity of the investment sold.

INVESTMENT CAPITAL GAINS AND LOSSES

Realized capital gains and losses are recognized based upon specific identification of securities sold. Realized capital losses also include valuation adjustments for impairment of bonds, stocks, mortgage loans, real estate and other investments that have experienced a decline in fair value that management considers to be other-than-temporary. Factors considered in evaluating whether a decline in value is other-than-temporary include: (1) whether the decline is substantial, (2) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (3) the duration and extent to which the fair value has been less than cost, and (4) the financial condition and near-term prospects of the issuer. Realized capital gains and losses as reported in the consolidated statement of operations exclude any IMR deferrals. See Note 3 regarding details of realized capital gains and losses.

Unrealized capital gains and losses primarily represent changes in the reported fair value of common stocks and changes in valuation adjustments made for bonds in or near default. Changes in the Company’s share of undistributed earnings of joint ventures, partnerships, and unconsolidated subsidiaries are also classified as changes in unrealized capital gains and losses. See Note 3 regarding details of changes in unrealized capital gains and losses.

ASSET VALUATION RESERVE

The Company is required to maintain an asset valuation reserve (“AVR”). The AVR represents a general reserve liability for invested asset valuation using a formula prescribed by the National Association of Insurance Commissioners (“NAIC”). The AVR is designed to protect surplus against potential declines in the value of the Company’s investments. Increases or decreases in AVR are reported as direct adjustments to surplus.

SEPARATE ACCOUNTS

See Note 7 regarding separate account assets and liabilities reported by the Company.

PREMIUM REVENUE

Life insurance premiums are recognized as revenue at the beginning of each policy year. Annuity, disability income and long-term care insurance premiums are recognized as revenue when received by the Company. Considerations received on supplementary insurance contracts without life contingencies are deposit-type transactions and thereby excluded from revenue in the consolidated statement of operations. Premium revenue is reported net of ceded reinsurance, see Note 9.

OTHER INCOME

Other income primarily represents ceded reinsurance expense allowances and various insurance policy charges.

BENEFIT PAYMENTS TO POLICYOWNERS AND BENEFICIARIES

Benefit payments to policyowners and beneficiaries include death, surrender and disability benefits, as well as matured endowments and payments on supplementary insurance contracts that include life contingencies. Benefit payments on supplementary insurance contracts without life contingencies are deposit-type transactions and thereby excluded from benefits in the consolidated statement of operations. Benefit payments are reported net of ceded reinsurance recoveries, see Note 9.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

RESERVES FOR POLICY BENEFITS

See Note 5 regarding the methods and assumptions used to establish the Company’s reserves for future insurance policy benefits.

COMMISSIONS AND OPERATING EXPENSES

Commissions and other operating costs, including costs of acquiring new insurance policies, are generally charged to expense as incurred.

ELECTRONIC DATA PROCESSING EQUIPMENT AND SOFTWARE

The cost of electronic data processing (“EDP”) equipment and operating system software used in the Company’s business is generally capitalized and depreciated over three years using the straight-line method. Non-operating system software is generally capitalized and depreciated over a maximum of five years. EDP equipment and operating software assets of $25 million and $20 million at December 31, 2003 and 2002, respectively, are reported in other assets in the consolidated statement of financial position and are net of accumulated depreciation of $56 million and $48 million, respectively. Non-operating software costs, net of accumulated depreciation, are nonadmitted assets and thereby excluded from reported assets and surplus in the consolidated statement of financial position. Depreciation expense totaled $42 million, $27 million and $14 million for the years ended December 31, 2003, 2002 and 2001, respectively.

FURNITURE AND EQUIPMENT

The cost of furniture, fixtures and equipment, including leasehold improvements, is generally capitalized and depreciated over the useful life of the assets using the straight-line method. Furniture, fixtures and equipment costs, net of accumulated depreciation, are nonadmitted assets and thereby excluded from reported assets and surplus in the consolidated statement of financial position. Depreciation expense totaled $6 million, $6 million and $5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

POLICYOWNER DIVIDENDS

Almost all life insurance and disability income policies and certain annuity contracts and long-term care policies issued by the Company are participating. Annually, the Company’s Board of Trustees approves dividends payable on participating policies during the subsequent fiscal year, which are accrued and charged to operations when approved. Participating policyowners generally have the option to direct their dividends to be paid in cash, used to reduce future premiums due or used to purchase additional insurance. A majority of dividends are used by policyowners to purchase additional insurance and are reported as premiums in the consolidated statement of operations, but are not included in premiums received or policy benefits paid in the consolidated statement of cash flows.

NONADMITTED ASSETS

Certain assets are designated as nonadmitted on the statutory basis of accounting. Such assets, principally assets related to pension funding, amounts advanced to or due from the Company’s financial representatives and furniture, fixtures, equipment, and non-operating software (net of accumulated depreciation) are excluded from reported assets and surplus in the consolidated statement of financial position. Changes in nonadmitted assets are reported as a direct adjustment to surplus.

RECLASSIFICATIONS

Certain financial statement balances have been reclassified to conform to the current year presentation.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

3.	INVESTMENTS

BONDS

Investments in bonds are reported in the financial statements at amortized cost, less any valuation adjustment. The interest method is used to amortize any purchase premium or discount. Use of the interest method for loan-backed bonds and structured securities includes estimates of future prepayments obtained from independent sources. Prepayment assumptions are updated at least annually, with the prospective adjustment method used to recognize related changes in the estimated yield-to-maturity of such securities.

Valuation adjustments are made for bonds in or near default, which are reported at the lower of amortized cost or fair value, or for bonds with a decline in fair value that management considers to be other-than-temporary.

Estimated fair value is based upon values published by the Securities Valuation Office (“SVO”) of the NAIC. In the absence of SVO-published values, estimated fair value is based upon quoted market prices, if available. For bonds without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models.

Statement value and estimated fair value of bonds at December 31, 2003 and 2002 were as follows:

	Reconciliation to Estimated Fair Value
December 31, 2003	Statement Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
U.S. Government	$9,233	$476	$(42)	$9,667
States, territories and possessions	374	56	(4)	426
Special revenue and assessments	10,037	253	(41)	10,249
Public utilities	2,516	213	(6)	2,723
Banks, trust and insurance companies	3,227	82	(24)	3,285
Industrial and miscellaneous	30,184	2,303	(241)	32,246

Total	$55,571	$3,383	$(358)	$58,596

	Reconciliation to Estimated Fair Value
December 31, 2002	Statement Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
U.S. Government	$8,933	$531	$(21)	$9,443
States, territories and possessions	396	61	—	457
Special revenue and assessments	7,576	400	(1)	7,975
Public utilities	2,501	251	(25)	2,727
Banks, trust and insurance companies	1,355	71	(15)	1,411
Industrial and miscellaneous	29,836	2,150	(688)	31,298

Total	$50,597	$3,464	$(750)	$53,311

Statement value and estimated fair value of bonds by contractual maturity at December 31, 2003 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Statement Value	Estimated Fair Value
	(in millions)
Due in one year or less	$634	$648
Due after one year through five years	8,593	9,105
Due after five years through ten years	13,775	14,819
Due after ten years	14,349	15,402

	37,351	39,974
Mortgage-backed and structured securities	18,220	18,622

Total	$55,571	$58,596

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

COMMON AND PREFERRED STOCKS

Common stocks are generally reported in the financial statements at fair value, which is based upon quoted market prices, if available. For common stocks without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models. The equity method is used to value investments in common stock of unconsolidated subsidiaries.

Preferred stocks rated “1” (highest quality), “2” (high quality), or “3” (medium quality) by the SVO are reported in the financial statements at amortized cost. All other preferred stock is reported at the lower of amortized cost or fair value. Estimated fair value is based upon quoted market prices, if available. For preferred stock without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models.

MORTGAGE LOANS

Mortgage loans are reported in the financial statements at unpaid principal balance, less any valuation allowance or unamortized commitment or origination fee. Such fees are generally deferred upon receipt and amortized into investment income using the interest method. Mortgage loans are collateralized by properties located throughout the United States and Canada. The Company attempts to minimize mortgage loan investment risk by diversification of borrowers, geographic locations and types of collateral properties.

The maximum and minimum interest rates for mortgage loans originated during 2003 were 8.5% and 3.6%, respectively, while these rates during 2002 were 8.2% and 5.0%, respectively. The aggregate average ratio of amounts loaned to the value of collateral for mortgage loans originated during 2003 and 2002 were 66% and 65%, respectively, with a maximum of 100% for any single loan during each of 2003 and 2002.

Mortgage loans are considered impaired when, based on current information, management considers it probable that the Company will be unable to collect all principal and interest due according to the contractual terms of the loan. If necessary, a valuation adjustment is made to reduce the carrying value of an impaired loan to the lower of unpaid principal balance or estimated net realizable value based on appraisal of the collateral property. If the impairment is considered to be temporary, the valuation adjustment is reported as an unrealized loss. Valuation adjustments for impairments considered to be other-than-temporary are reported as realized losses. At December 31, 2003 and 2002, the reported value of mortgage loans was reduced by $13 million and $44 million, respectively, in valuation adjustments.

REAL ESTATE

Real estate investments are reported in the financial statements at cost, less any valuation adjustment, encumbrances and accumulated depreciation of buildings and other improvements using a straight-line method over the estimated useful lives of the improvements. An investment in real estate is considered impaired when, based on current information, the estimated fair value of the property is lower than depreciated cost. The estimated fair value is primarily based upon the present value of future cash flow (for commercial properties) or the capitalization of stabilized net operating income (for residential properties). When the Company determines that an investment in real estate is impaired, a valuation adjustment is made to reduce the carrying value to estimated fair value, net of encumbrances. Valuation adjustments are reported as a realized loss. At both December 31, 2003 and 2002 there was no valuation adjustment in determining the reported value of real estate investments.

At December 31, 2003 and 2002, the reported value of real estate included $180 million and $124 million, respectively, of real estate properties occupied by the Company.

LEVERAGED LEASES

Leveraged leases are reported in the financial statements at the present value of future minimum lease payments, plus the residual value of the leased asset. At December 31, 2003 and 2002, the reported value of leveraged leases was $513 million and $532 million, respectively. The reported value of leveraged leases at December 31, 2003 and 2002 was reduced by $0 and $108 million, respectively, to reflect a decline in value of certain aircraft leases that management considered to be other-than-temporary. The decline in value was charged against an existing valuation allowance and was not reported as a realized capital loss during 2002.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

Leveraged leases are included in other investments and primarily represent investments in commercial aircraft or real estate property that are leased to third parties and serve as collateral for non-recourse borrowings.

CAPITAL GAINS AND LOSSES

Realized investment gains and losses for the years ended December 31, 2003, 2002 and 2001 were as follows:

	For the year ended December 31, 2003			For the year ended December 31, 2002			For the year ended December 31, 2001
	Realized Gains	Realized Losses	Net Realized Gains (Losses)	Realized Gains	Realized Losses	Net Realized Gains (Losses)	Realized Gains	Realized Losses	Net Realized Gains (Losses)
	(in millions)
Bonds	$1,369	$(861)	$508	$950	$(1,237)	$(287)	$537	$(674)	$(137)
Common and preferred stocks	397	(402)	(5)	356	(619)	(263)	863	(569)	294
Mortgage loans	12	—	12	—	(4)	(4)	—	(10)	(10)
Real estate	198	—	198	121	(3)	118	85	(11)	74
Other invested assets	145	(286)	(141)	158	(258)	(100)	296	(149)	147

	$2,121	$(1,549)	572	$1,585	$(2,121)	(536)	$1,781	$(1,413)	368

Less: IMR gains (losses)			538			264			11
Less: Capital gains taxes (benefit)			(105)			(194)			98

Net realized capital gains (losses)			$139			$(606)			$259

Proceeds from the sale of bond investments totaled $83 billion, $53 billion and $30 billion for the years ended December 31, 2003, 2002, and 2001, respectively. Realized losses (before capital gains taxes) included $405 million, $588 million, and $457 million for the years ended December 31, 2003, 2002, and 2001, respectively, of valuation adjustments for declines in fair value of investments that were considered to be other-than-temporary.

The amortized cost and estimated fair value of bonds and common and preferred stocks for which the estimated fair value had temporarily declined and remained below cost as of December 31, 2003, were as follows:

	December 31, 2003
	Decline For Less Than 12 Months			Decline For Greater Than 12 Months
	Cost	Fair Value	Difference	Cost	Fair Value	Difference
	(in millions)
Bonds	$9,051	$8,804	$(247)	$1,559	$1,448	$(111)
Common and preferred stocks	587	536	(51)	613	520	(93)

Total	$9,638	$9,340	$(298)	$2,172	$1,968	$(204)

Changes in net unrealized investment gains and losses for the years ended December 31, 2003, 2002, and 2001 were as follows:

	For the year ended December 31,
	2003	2002	2001
	(in millions)
Bonds	$188	$(150)	$(15)
Common and preferred stocks	1,372	(436)	(699)
Other investments	163	(172)	(193)

	1,723	(758)	(907)
Change in deferred taxes	(552)	241	352

	$1,171	$(517)	$(555)

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

SECURITIES LENDING

The Company has entered into securities lending agreements whereby certain investment securities are loaned to third parties, primarily major brokerage firms. The Company’s policy requires a minimum of 102% of the fair value of the loaned securities, calculated on a daily basis, as collateral in the form of either cash or securities held by the Company or a trustee. At December 31, 2003 and 2002, unrestricted cash collateral held by the Company of $2.5 billion and $1.6 billion, respectively, is reported in cash and invested assets and the offsetting collateral liability of $2.5 billion and $1.6 billion, respectively, is reported in other liabilities in the consolidated statement of financial position. Additional non-cash collateral of $482 million and $389 million is held on the Company’s behalf by a trustee at December 31, 2003 and 2002, respectively, and is not included in the consolidated statement of financial position.

REPURCHASE AGREEMENTS

The Company has entered into agreements whereby the Company sells and agrees to repurchase certain mortgage-backed securities. At December 31, 2002, the book value of securities subject to these agreements and included in the reported value of bonds was $1.0 billion, while the repurchase obligation liability of $1.0 billion was reported in other liabilities in the consolidated statement of financial position. Securities subject to these agreements had contractual maturities of 30 years at December 31, 2002 and a weighted average interest rate of 5.8%. There were no outstanding repurchase commitments at December 31, 2003.

4.	DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into derivative transactions, generally to mitigate the risk to Company assets and surplus of fluctuations in interest rates, foreign currency exchange rates and other market risks. Derivative investments are reported as other investments in the consolidated statement of financial position. Cash flow and fair value hedges that qualify for hedge accounting are accounted for in a manner consistent with the hedged item (e.g. amortized cost or fair value) whereas cash flow and fair value hedges that do not qualify for hedge accounting are accounted for at fair value. Fair value is estimated as the amount that the Company would expect to receive or pay upon termination of the contract at the reporting date.

In addition to cash flow and fair value hedges, the Company entered into replication transactions during 2003 and 2002. A replication transaction is a derivative transaction entered into in conjunction with other investment transactions in order to replicate the investment characteristics of otherwise permissible investments.

The Company does not take positions in derivatives for income generation purposes.

The Company implemented Statement of Statutory Accounting Principles (“SSAP”) No. 86, Accounting for Derivative Instruments and Hedging Activities, which superceded SSAP 31, effective January 1, 2003. Upon implementation the Company had the option of applying the new guidance to all derivatives to which the Company was a party to as of January 1, 2003 or continuing to use the existing guidance of SSAP 31 for all derivatives held as of December 31, 2002. The Company chose to apply SSAP 86 guidance retroactively to derivatives held prior to January 1, 2003. The impact on surplus from the adoption of SSAP 86 was considered to be immaterial.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

The Company held the following derivative positions at December 31, 2003 and 2002:

	December 31, 2003			December 31, 2002
Derivative Instrument	Carrying Value	Notional Amount	Fair Value	Carrying Value	Notional Amount	Fair Value
	(in millions)
Cash Flow Hedges:
Foreign currency swaps	$—	$36	$(2)	$—	$68	$7
Interest rate swaps	—	473	6	(3)	442	(8)
Swaptions	23	521	25	12	358	12
Interest rate floors	13	775	38	8	625	41
Fair Value Hedges:
Short equity futures	—	—	—	—	—	—
Fixed income futures	—	—	—	—	365	—
Foreign currency forward contracts	(43)	1,029	(43)	(19)	567	(17)
Credit default swaps	—	203	(1)	—	67	—
Commodity swaps	—	—	—	—	5	(1)
Replications:
Credit default swaps	—	230	(2)	—	65	—
Long fixed income futures	—	—	—	—	—	—
Long equity futures	—	28	—	—	9	—

The notional or contractual amounts of derivative financial instruments are used to denominate the transactions and do not represent the amounts exchanged between the parties.

Foreign currency swaps are cash flow hedges used to mitigate exposure to variable U.S. dollar cash flows from certain bonds denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future.

Interest rate swaps are cash flow hedges used to mitigate exposure to variable interest payments on certain floating rate bonds. An interest rate swap is a contractual agreement to pay a floating rate of interest, based upon a reference index, in exchange for a fixed rate of interest established at the origination of the contract.

Swaptions are cash flow hedges used to mitigate the asset/liability risks of a significant and sustained increase or decrease in interest rates for certain of the Company’s insurance products. Swaptions are a contractual agreement whereby one party holds an option to enter into an interest rate swap with another party on predefined terms.

Interest rate floors are cash flow hedges used to mitigate the asset/liability risks of a significant and sustained decrease in interest rates. Floors entitle the Company to receive settlement payments from the counterparties if interest rates decline below a specified level.

Short equity index futures contracts are fair value hedges that are used to mitigate exposure to market fluctuations for the Company’s portfolio of common stocks. Futures contracts obligate the Company to buy or sell a financial instrument at a specified future date for a specified price.

Fixed income futures contracts are fair value hedges used to mitigate interest rate risk for a portion of its fixed maturity investment portfolio. These futures contracts obligate the Company to buy or sell a financial instrument at a specified future date for a specified price.

Foreign currency forward contracts are fair value hedges used to mitigate the foreign exchange risk for portfolios of investments denominated in foreign currencies. Foreign currency forward contracts obligate the Company to deliver a specified amount of foreign currency at a future date at a specified exchange rate.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

Credit default swaps are fair value hedges used to protect against a decrease in bond prices due to credit concerns for certain bond issuers. A credit default swap allows the Company to put the bond to a counterparty at par upon a “credit event” sustained by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration.

Commodity swaps are fair value hedges used to mitigate exposure to market fluctuations for the forward sale of crude oil and natural gas production. Commodity swaps are agreements whereby one party pays a floating commodity price in exchange for a specified fixed commodity price.

Credit default swap replication transactions are used by the Company to create a fixed income investment through the use of derivatives and cash market instruments. These replication transactions, including the derivative component, are reported at amortized cost. During 2003 and 2002, the average fair value of such contracts was $0 and ($1) million, respectively. No realized gains or losses were recognized during 2003 or 2002 on the termination of such contracts.

Long fixed income futures replication contracts are used by the Company to manage the duration of the fixed income portfolio and mitigate exposure to interest rate changes. These replication transactions are reported at fair value, with changes in fair value reflected as a component of unrealized gains and losses until such time as the contracts are terminated. During 2003 and 2002, the average fair value of such contracts was $0. Realized gains of $29 million and $5 million were recognized during 2003 and 2002 on the termination of such contracts.

Long equity futures replication contracts are used by the Company to gain equity market investment exposure. These replication transactions are reported at fair value, with changes in fair value reflected as a component of unrealized gains and losses until such time as the contracts are terminated. During 2003 and 2002, the average fair value of such contracts was $0 and $73 million, respectively. Realized gains of $28 million and $10 million were recognized during 2003 and 2002, respectively, on the termination of such contracts.

5.	RESERVES FOR POLICY BENEFITS

Reserves for policy benefits represent the net present value of future policy benefits, less future policy premiums, estimated using actuarial methods based on mortality and morbidity experience tables and valuation interest rates prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). Use of these actuarial tables and methods involved assumptions regarding future mortality and morbidity. Actual future experience could differ from the assumptions used to make these estimates.

General account reserves for policy benefits at December 31, 2003 and 2002 are summarized below:

	December 31,
	2003	2002
	(in millions)
Life insurance reserves	$71,441	$65,605
Annuity reserves and deposit liabilities	4,940	4,607
Disability income and long-term care unpaid claims and claim reserves	3,083	2,907
Disability income active life reserves	1,801	1,757
Long-term care active life reserves	15	4

Total reserves for policy benefits	$81,280	$74,880

Life insurance reserves on substantially all policies issued since 1978 are based on the Commissioner’s Reserve Valuation Method (“CRVM”) with interest rates ranging from 3½% to 5½% and the 1958 or 1980 CSO mortality tables. Other life insurance reserves are primarily based on the net level premium method, using various mortality tables at interest rates ranging from 2% to 4½%. As of December 31, 2003, the Company has $810 billion of total life insurance in-force, including $8.7 billion of life insurance in-force for which gross premiums are less than net premiums according to the standard valuation methods and assumptions prescribed by the OCI.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

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

Additional premiums are charged for substandard lives for policies issued after January 1, 1956. Net level premium or CRVM mean reserves are based on multiple mortality tables or one-half the net flat or other extra mortality charge. The Company waives deduction of fractional premiums upon death of an insured and returns any portion of the final premium beyond the date of death. Cash values are not promised in excess of the legally computed reserves.

Deferred annuity reserves on contracts issued since 1985 are primarily based on the Commissioner’s Annuity Reserve Valuation Method with interest rates ranging from 3½% to 6¼%. Other deferred annuity reserves are based on contract value. Immediate annuity reserves are based on present value of expected benefit payments at interest rates ranging from 3½% to 7½%. Changes in future policy benefits on supplementary contracts without life contingencies are classified as deposit-type transactions and thereby excluded from net additions to policy benefit reserves in the consolidated statement of operations, see Note 2.

At December 31, 2003 and 2002, the withdrawal characteristics of the Company’s general account annuity reserves and deposit liabilities were as follows:

	December 31,
	2003	2002
Subject to discretionary withdrawal
- with market value adjustment	$1,354	$1,386
- without market value adjustment	2,340	2,032
Not subject to discretionary withdrawal	1,246	1,189

Total	$4,940	$4,607

Unpaid claims and claim reserves for DI policies are based on the present value of expected benefit payments, primarily using the 1985 CIDA (modified for Company experience in the first four years of disability) and interest rates ranging from 3% to 5½%. Unpaid claims and claim reserves for long-term care policies are based on the present values of expected benefit payments using industry-based long-term care experience with a 4.5% interest rate.

Reserves for unpaid claims, losses, and loss adjustment expenses on disability income and long-term care insurance were $3.1 billion and $2.9 billion at December 31, 2003 and December 31, 2002, respectively. The table below provides a summary of the changes in these reserves for the years ended December 31, 2003 and 2002.

	For the year ended December 31,
	2003	2002
	(in millions)
Balance at January 1	$2,907	$2,701
Incurred related to:
Current year	466	466
Prior year	50	59

Total incurred	516	525
Paid related to:
Current year	17	17
Prior year	323	302

Total paid	340	319

Balance at December 31	$3,083	$2,907

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

The changes in reserves for incurred claims related to prior years are generally the result of ongoing analysis of recent loss development trends.

Active life reserves for disability income (“DI”) policies issued since 1987 are primarily based on the two-year preliminary term method using a 4% interest rate and the 1985 Commissioner’s Individual Disability Table A (“CIDA”) for morbidity. Active life reserves for prior DI policies are based on the net level premium method, with interest rates ranging from 3% to 4% and the 1964 Commissioner’s Disability Table for morbidity.

Active life reserves for long-term care policies consist of mid-terminal reserves and unearned premium. Mid-terminal reserves are based on the one-year preliminary term method, industry-based experience morbidity, total terminations based on the 1983 Individual Annuity Mortality table without lapses or the 1983 Group Annuity Mortality table with lapses, and an interest rate of either 4% or the minimum rate allowable for tax purposes. When the tax interest rate is used, lapses are not included in total terminations and reserves are compared in the aggregate to the statutory minimum and the greater of the two is held.

6.	PREMIUM AND ANNUITY CONSIDERATIONS DEFERRED AND UNCOLLECTED

Gross deferred and uncollected insurance premiums represent life insurance premiums due to be received from policyowners through the next respective policy anniversary dates. Net deferred and uncollected premiums represent only the portion of gross premiums related to mortality charges and interest.

Deferred and uncollected premiums at December 31, 2003 and 2002 were as follows:

	December 31, 2003		December 31, 2002
Type of Business	Gross	Net	Gross	Net
	(in millions)
Ordinary new business	$171	$76	$149	$69
Ordinary renewal	1,461	1,191	1,409	1,145

	$1,632	$1,267	$1,558	$1,214

7.	SEPARATE ACCOUNTS

Separate account assets and related policy liabilities represent the segregation of balances attributable to variable life insurance and variable annuity policies. Policyowners bear the investment performance risk associated with variable products. Separate account assets are invested at the direction of the policyowner in a variety of mutual fund options. Variable annuity policyowners also have the option to invest in a fixed interest rate annuity issued by the general account of the Company. Separate account assets are reported at fair value based primarily on quoted market prices.

Following is a summary of separate account liabilities by withdrawal characteristic at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(in millions)
Subject to discretionary withdrawal
- with market value adjustment	$10,524	$8,442
- without market value adjustment	—	—
Not subject to discretionary withdrawal	1,886	1,550
Non-policy liabilities	252	254

Total	$12,662	$10,246

While separate account liability values are not guaranteed by the Company, the variable annuity and variable life insurance products represented in the separate accounts do include guaranteed minimum death benefits underwritten by the Company. At both December 31, 2003 and 2002, general account reserves for policy benefits included $11 million attributable to these benefits.

Premiums and other considerations received from variable life and variable annuity policyowners during the years ended December 31, 2003 and 2002 were $1.2 billion and $1.3 billion, respectively. These amounts are reported as premiums in the consolidated statement of operations. The subsequent transfer of these receipts to the Separate Accounts is reported in net

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

transfers to separate accounts in the consolidated statement of operations, net of amounts received from the Separate Accounts to provide for policy benefit payments to variable product policyowners.

Following is a summary reconciliation of amounts reported as transfers to and from separate accounts in the summary of operations of the Company’s NAIC Separate Account Annual Statement with the amount reported as net transfers to separate accounts in the accompanying consolidated statement of operations for the years ended December 31, 2003, 2002 and 2001:

	For the year ended December 31,
	2003	2002	2001
	(in millions)
From Separate Account Annual Statement:
Transfers to Separate Accounts	$1,224	$1,341	$1,419
Transfers from Separate Accounts	(1,125)	(1,300)	(1,128)

	99	41	291
Reconciling adjustments:
Investment management and administrative charges	73	65	72
Mortality, breakage and taxes	116	136	139

Net transfers to separate accounts	$288	$242	$502

8.	EMPLOYEE AND REPRESENTATIVE BENEFIT PLANS

The Company sponsors noncontributory defined benefit retirement plans for all eligible employees and financial representatives. These include tax-qualified plans, as well as nonqualified plans that provide benefits to certain participants in excess of ERISA limits for qualified plans. The Company’s policy is to fully fund the obligations of qualified plans in accordance with ERISA requirements. In 2003, the Company contributed $28 million to the qualified employee retirement plan. No contributions were required during 2002 or 2001.

In addition to pension benefits, the Company provides certain health care and life insurance benefits (“postretirement benefits”) to retired employees, field representatives and eligible dependents. Substantially all employees and field representatives will become eligible for these benefits if they reach retirement age while working for the Company.

Aggregate assets and projected benefit obligations of the defined benefit plans and for postretirement benefits at December 31, 2003 and 2002, and changes in assets and obligations for the years then ended, were as follows:

	Defined Benefit Plans		Postretirement Benefits
	2003	2002	2003	2002
	(in millions)
Fair value of plan assets at January 1	$1,420	$1,612	$17	$20
Changes in plan assets:
Actual return on plan assets	323	(161)	5	(2)
Company contributions	28	—	—	—
Actual plan benefits paid	(33)	(31)	(2)	(1)

Fair value of plan assets at December 31	$1,738	$1,420	$20	$17

Projected benefit obligation at January 1	$1,499	$1,367	$131	$96
Changes in benefit obligation:
Service cost of benefits earned	64	54	15	11
Interest cost on projected obligations	103	95	10	8
Projected plan benefits paid	(38)	(34)	(9)	(8)
Experience losses	101	17	19	24

Projected benefit obligation at December 31	$1,729	$1,499	$166	$131

Plan assets are invested primarily in common stocks and corporate debt securities through a separate account of the Company. Asset mix is re-balanced regularly to maintain ratios of approximately 60% equities, 35% fixed income investments, and 5% cash equivalents. Fair value of plan assets is based primarily on quoted market values.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

The projected benefit obligation represents the actuarial net present value of future benefit obligations, which is estimated annually by the Company. The following table summarizes assumptions used in estimating the projected benefit obligations at December 31, 2003, 2002, and 2001:

	Defined Benefit Plans			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.5%	7.0%	7.0%	6.5%	7.0%	7.0%
Long-term rate of return on plan assets	8.0%	8.5%	9.0%	8.0%	8.5%	9.0%
Annual increase in compensation	4.5%	5.0%	5.0%	4.5%	5.0%	5.0%

The projected benefit obligations for post-retirement benefits at December 31, 2003 and 2002 also assumed an annual increase in future retiree medical costs of 10%, grading down to 5% over 5 years and remaining level thereafter. A further increase in the assumed healthcare cost trend of 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 by $18 million and net periodic postretirement benefit expense during 2003 by $3 million. A decrease in the assumed healthcare cost trend of 1% in each year would reduce the accumulated postretirement benefit obligation as of December 31, 2003 by $18 million and net periodic postretirement benefit expense during 2003 by $3 million.

Projected benefit obligations included $28 million and $12 million for non-vested employees at December 31, 2003 and 2002, respectively.

Following is an aggregate reconciliation of the funded status of the plans to the net liability reported by the Company at December 31, 2003 and 2002:

	Defined Benefit Plans		Postretirement Benefits
	2003	2002	2003	2002
	(in millions)
Fair value of plan assets at December 31	$ 1,738	$ 1,420	$ 20	$ 17
Projected benefit obligation at December 31	1,729	1,499	166	131

Funded status	9	(79)	(146)	(114)
Unrecognized net experience losses	368	516	43	29
Unrecognized initial net asset	(598)	(644)	—	—
Nonadmitted asset	(76)	(58)	—	—

Net pension liability	$ (297)	$ (265)	$ (103)	$ (85)

Unrecognized net experience gains or losses represent cumulative amounts by which plan experience for return on plan assets or benefit costs has been more or less favorable than assumed. These net differences accumulate without recognition in the Company’s financial statements unless they exceed 10% of plan assets or projected benefit obligation, whichever is greater. If they exceed this limit, they are amortized into net periodic benefit costs over the remaining average years of service until retirement of the plan participants, which is currently fourteen years.

Unrecognized initial net assets represent the amount by which the fair value of plan assets exceeded the projected benefit obligation for funded pension plans upon the adoption of new statutory accounting principles at January 1, 2001. The Company has elected not to record an initial asset for this excess, electing instead to utilize the excess through amortization of this initial asset as a credit to net periodic benefit cost in a systematic manner until exhausted.

Any pension assets for funded plans are nonadmitted under statutory accounting and are thereby excluded from reported assets and surplus in the consolidated statement of financial position.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

The components of net periodic benefit costs for the years ended December 31, 2003, 2002, and 2001, were as follows:

	Defined Benefit Plans			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(in millions)
Components of net periodic benefit cost:
Service cost of benefits earned	$64	$54	$50	$15	$11	$7
Interest cost on projected obligations	103	95	86	10	9	6
Amortization of experience gains and losses	34	5	—	2	1	—
Amortization of initial net asset	(46)	(13)	—	—	—	—
Expected return on plan assets	(113)	(136)	(151)	(1)	(2)	(2)

Net periodic expense (benefit)	$42	$5	$(15)	$26	$19	$11

The Company also sponsors a contributory 401(k) plan for eligible employees and a noncontributory defined contribution plan for financial representatives. For the years ended December 31, 2003, 2002 and 2001 the Company expensed total contributions to these plans of $23 million, $22 million and $20 million, respectively.

9.	REINSURANCE

The Company limits its exposure to life insurance death benefits on any single insured by ceding insurance coverage to various reinsurers under excess and coinsurance contracts. The Company retains a maximum of $25 million of coverage per individual life policy and a maximum of $35 million of coverage per joint life policy. The Company also participates in catastrophic risk sharing pools and has an excess reinsurance contract for certain disability income policies issued prior to 1999 with retention limits varying based upon coverage type.

Amounts shown in the consolidated financial statements are reported net of the impact of reinsurance. Reserves for policy benefits at December 31, 2003 and 2002 were reported net of ceded reserves of $1.0 billion and $877 million, respectively.

The effect of reinsurance on premium revenue and benefits expense for the years ended December 31, 2003, 2002 and 2001 was as follows:

	For the year ended December 31,
	2003	2002	2001
	(in millions)
Direct premium revenue	$10,959	$10,706	$9,995
Premiums ceded	(652)	(598)	(548)

Net premium revenue	$10,307	$10,108	$9,447

Direct benefit expense	11,110	10,770	10,119
Benefits ceded	(483)	(440)	(442)

Net benefit expense	$10,627	$10,330	$9,677

In addition, the Company earned $184 million, $172 million and $161 million for the years ended December 31, 2003, 2002 and 2001, respectively, in allowances from reinsurers for reimbursement of commissions and other expenses on ceded business. These amounts are reported in other income in the consolidated statement of operations.

Reinsurance contracts do not relieve the Company from its obligations to policyowners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company attempts to minimize this risk by diversifying its reinsurance coverage among a number of reinsurers that meet its standards for strong financial condition. There were no reinsurance recoverables at December 31, 2003 and 2002, which were considered by management to be uncollectible.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

10.	INCOME TAXES

The Company files a consolidated federal income tax return including the following entities:

Northwestern Mutual Investment Services, LLC	Baird Holding Company
Northwestern International Holdings, Inc.	Frank Russell Company
NML Real Estate Holdings, LLC and subsidiaries	Bradford, Inc.
NML Securities Holdings, LLC and subsidiaries	Network Planning Advisors, LLC
Northwestern Investment Management Company, LLC	Mason Street Advisors, LLC
Northwestern Securities Holdings, LLC	NML – CBO, LLC
Northwestern Mutual Trust Company	JYD, LLC
Chateau, LLC

The Company collects from or refunds to these subsidiaries their share of consolidated income taxes determined under written tax-sharing agreements. Federal income tax returns for years through 1999 are closed as to further assessment of tax. The liability for income taxes payable in the financial statements includes a provision for additional taxes that may become due with respect to the open tax years.

The Company accounts for deferred tax assets and liabilities, which reflect the financial statement impact of cumulative temporary differences between the tax and financial statement bases of assets and liabilities. The components of the net deferred tax asset at December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002	Change
	(in millions)
Deferred tax assets:
Policy acquisition costs	$715	$673	$42
Investment assets	189	664	(475)
Policy benefit liabilities	1,751	1,769	(18)
Benefit plan obligations	252	223	29
Guaranty fund assessments	12	14	(2)
Nonadmitted assets	54	67	(13)
Other	58	61	(3)

Gross deferred tax assets	$3,031	$3,471	$(440)
Deferred tax liabilities:
Premium and other receivables	$453	$425	$28
Investment assets	1,375	1,156	219
Other	5	3	2

Gross deferred tax liabilities	$1,833	$1,584	$249

Net admitted deferred tax asset	$1,198	$1,887	$(689)

The statutory basis of accounting limits the amount of gross deferred tax assets that can be included in Company surplus. This limit is based on a formula that takes into consideration available loss carryback capacity, expected timing of reversal for existing temporary differences, gross deferred tax liabilities and the level of Company surplus. At December 31, 2003 and 2002, the Company’s gross deferred tax assets did not exceed this limitation.

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

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

The major components of current income tax expense (benefit) were as follows:

	For the year ended December 31,
	2003	2002	2002
	(in millions)
Current year income tax	$(65)	$26	$170
Tax credits	(25)	(15)	(11)
Equity tax expense (benefit)	—	(453)	14

Total current tax expense (benefit)	$(90)	$(442)	$173

The Company’s taxable income can vary significantly from gain from operations before taxes due to temporary timing and permanent differences in revenue recognition and expense deduction between book and tax.

The Company is subject to an “equity tax” that is assessed only on mutual life insurance companies. At December 31, 2001, the liability for income taxes payable included $453 million related to the Company’s estimated liability for equity tax, primarily with respect to the 2001 tax year. In March 2002, Congress passed legislation that suspended assessments of equity tax for tax years 2001 through 2003. As a result, this liability was released as a current tax benefit during 2002. Barring any additional action by Congress, the equity tax is scheduled to be reinstated for the 2004 tax year.

The Company’s effective tax rates were 13%, 299%, and 21% for the years ended December 31, 2003, 2002, and 2001, respectively. The effective rate is not the statutory rate applied to the Company’s taxable income or loss by the Internal Revenue Service. It is a financial statement relationship that represents the ratio between the sum of total taxes, including those that affect net income and changes in deferred taxes not related to unrealized gains and losses on investments, to the sum of gain from operations before taxes and pretax net realized gains or losses. These financial statement effective rates were different than the applicable federal tax rate of 35% due primarily to differences between book and tax recognition of net investment income and realized capital gains and losses, prior year adjustments and the impact the of equity tax in 2002.

Income taxes incurred in the current and prior years of $1.2 billion are available at December 31, 2003 for recoupment in the event of future net losses.

11.	FRANK RUSSELL COMPANY ACQUISITION AND GOODWILL

The Company acquired Frank Russell Company (“Russell”) effective January 1, 1999 for a purchase price of approximately $955 million plus contingent consideration based upon the financial performance of Russell from the date of acquisition through the five year period ended December 31, 2003. Through December 31, 2003 that contingent consideration had aggregated to approximately $143 million. Russell, a global leader in multi-manager investment services, provides investment products and services in more than 35 countries. This acquisition was accounted for using the statutory purchase method, and the investment is accounted for using the equity method, adjusted for the charge-off of acquisition goodwill, and is reported in common stocks in the consolidated statement of financial position. Since the date of acquisition, the Company charged-off directly from surplus approximately $958 million, representing the goodwill associated with the acquisition, including the impact on goodwill of contingent consideration. The Company has received permission from the OCI for this statutory accounting treatment, which is different than that required by the NAIC “Accounting Practices and Procedures Manual”, which prescribes amortization of goodwill over the period in which the purchasing entity benefits economically, not to exceed 10 years.

12.	CONTINGENCIES

The Company has unconditionally guaranteed certain debt obligations of Russell, including $350 million of senior notes and up to $150 million of other credit facilities.

In the normal course of business, the Company has guaranteed certain obligations of other affiliates. The maximum exposure under these agreements totaled approximately $62 million at December 31, 2003 and was generally mitigated by the underlying net asset values of the affiliates. The Company believes that the likelihood is remote that payments will be required under these guarantees and therefore has not accrued a contingent liability in the consolidated statement of financial position. In addition, the

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

Company routinely makes commitments to fund mortgage loans or other investments in the normal course of business. These commitments aggregated to $2.3 billion at December 31, 2003 and were extended at market interest rates and terms.

The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, losses that may ultimately result from such actions would not have a material effect on the Company’s financial position at December 31, 2003.

13.	RELATED PARTY TRANSACTIONS

During 2003, the Company transferred investments to a majority-owned investment subsidiary as a capital contribution. Realized capital gains (losses) of ($7) million were recognized in 2003 on the transfer of these assets.

During 2001, the Company transferred appreciated equity investments to wholly-owned subsidiaries as a capital contribution to the subsidiaries. Realized capital gains of $244 million for 2001 were reported based on the fair value of the assets at transfer.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of investment assets, including derivatives, and certain policy liabilities at December 31, 2003 and 2002 were as follows:

	December 31, 2003		December 31, 2002
	Statement Value	Fair Value	Statement Value	Fair Value
	(in millions)
Assets:
Bonds	$55,571	$58,596	$50,597	$53,311
Common and preferred stocks	6,577	8,488	4,902	6,373
Mortgage loans	16,426	18,086	15,692	17,485
Real estate	1,481	2,122	1,503	2,181
Policy loans	9,546	9,839	9,292	9,628
Other investments	4,851	5,373	4,242	4,802
Cash and short-term investments	2,594	2,594	1,814	1,814
Liabilities:
Investment-type insurance reserves	$3,989	$3,759	$3,737	$3,562

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

15.	CODIFICATION OF STATUTORY ACCOUNTING PRINCIPLES

Beginning January 1, 2001, insurance companies domiciled in Wisconsin were required to prepare statutory basis financial statements in accordance with the new NAIC “Accounting Practices and Procedures Manual,” subject to any variations prescribed or permitted by the OCI.

These new requirements differed from those used prior to January 1, 2001, primarily because under the new statutory accounting principles: (1) deferred tax balances were established for temporary differences between book and tax bases of certain assets and liabilities, (2) investment valuation adjustments on impaired assets were measured differently and were reported as realized losses, (3) pension and other employee benefit obligations were accounted for based on the funded status of the related plans,

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS CONTINUED

DECEMBER 31, 2003, 2002 AND 2001

(4) recognition of earnings from unconsolidated subsidiaries and affiliates as net investment income was limited to dividends received, (5) certain software costs were capitalized and amortized to expense over a maximum of five years, and (6) premiums, benefits and reserve changes for policies without significant mortality or morbidity risks (“deposit-type contracts”) were not included in revenue or benefits as reported in the consolidated statement of operations.

The cumulative effect of adoption of these new accounting principles was reported in the consolidated statement of changes in surplus as of January 1, 2001, with no restatement of prior periods permitted. This cumulative effect was the difference in the amount of surplus that would have been reported at that date if the new accounting principles had been retroactively applied to all prior periods. The cumulative effect of these accounting changes increased surplus by $749 million at that date, and included the following (in millions):

Deferred tax accounting	$850
Pension Plan liabilities	(74)
Investment valuation changes, net	(27)

$749

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY IN RESPECT OF NML VARIABLE ANNUITY ACCOUNT A AND NML VARIABLE ANNUITY ACCOUNT C
(Registrant)

By	/s/ EDWARD J. ZORE

Edward J. Zore President and Chief Executive Officer

Date: March 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TITLE

/s/ EDWARD J. ZORE Edward J. Zore	Trustee, President and Chief Executive Officer

/s/ GARY A. POLINER Gary A. Poliner	Senior Vice President and Chief Financial Officer

/s/ JOHN C. KELLY John C. Kelly	Vice President and Controller

/s/ EDWARD E. BARR* Edward E. Barr	Trustee

/s/ JOHN M. BREMER* John M. Bremer	Trustee

/s/ PETER W. BRUCE* Peter W. Bruce	Trustee

/s/ ROBERT C. BUCHANAN* Robert C. Buchanan	Trustee

/s/ GEORGE A. DICKERMAN* George A. Dickerman	Trustee

/s/ PIERRE S. DU PONT* Pierre S. du Pont	Trustee

/s/ JAMES D. ERICSON* James D. Ericson	Trustee

/s/ DAVID A. ERNE* David A. Erne	Trustee

/s/ J. E. GALLEGOS* J. E. Gallegos	Trustee

/s/ STEPHEN N. GRAFF* Stephen N. Graff	Trustee

/s/ PATRICIA ALBJERG GRAHAM* Patricia Albjerg Graham	Trustee

/s/ JAMES P. HACKETT* James P. Hackett	Trustee

/s/ STEPHEN F. KELLER* Stephen F. Keller	Trustee

/s/ BARBARA A. KING* Barbara A. King	Trustee

/s/ J. THOMAS LEWIS* J. Thomas Lewis	Trustee

/s/ DANIEL F. MCKEITHAN, JR.* Daniel F. McKeithan, Jr.	Trustee

/s/ H. MASON SIZEMORE, JR.* H. Mason Sizemore, Jr.	Trustee

/s/ SHERWOOD H. SMITH, JR.* Sherwood H. Smith, Jr.	Trustee

/s/ PETER M. SOMMERHAUSER* Peter M. Sommerhauser	Trustee

/s/ JOHN E. STEURI* John E. Steuri	Trustee

/s/ JOHN J. STOLLENWERK* John J. Stollenwerk	Trustee

/s/ BARRY L. WILLIAMS* Barry L. Williams	Trustee

/s/ KATHRYN D. WRISTON* Kathryn D. Wriston	Trustee

Each of the above signatures is affixed as of March 23, 2004

*By	/s/ EDWARD J. ZORE

Edward J. Zore, Attorney in Fact, pursuant to the Power of Attorney attached as exhibit 24.1 hereto.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED PURSUANT TO SECTION 12 OF THE ACT

As supplemental information, the Commission is separately being furnished with four copies of each of the following documents: (1) 2003 Annual Report for NML Variable Annuity Account A; and (2) 2003 Annual Report for NML Variable Annuity Account C.

No proxy material is prepared specifically for contract holders under NML Variable Annuity Account A or NML Variable Annuity Account C. The Northwestern Mutual Life Insurance Company, a mutual company with no shareholders, does prepare a proxy statement and proxy for each policyholder of a company-issued insurance policy or annuity contract.

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	FILED HEREWITH

3.1	Restated Articles of Incorporation of The Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format with Post-Effective Amendment No. 6 on Form N-4 for NML Variable Annuity Account A, File No. 33-58476, CIK 0000790162, dated November 13, 1995, and is incorporated herein by reference.)

3.2	By-Laws of The Northwestern Mutual Life Insurance Company as amended December 4, 2002. (This exhibit was filed in electronic format with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of The Northwestern Mutual Life Insurance Company, dated March 27, 2003 (“2002 Form 10-K”), and is incorporated herein by reference.)

3.3	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company creating “Northwestern Mutual Variable Annuity Account A”. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-22455, CIK 0000790162, dated February 27, 1997, and is incorporated herein by reference.)

3.4	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company creating Separate Account C. (This exhibit was filed in electronic format with the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of The Northwestern Mutual Life Insurance Company in respect of NML Variable Annuity Account A and NML Variable Annuity Account C, dated March 28, 2000 (“1999 Form 10-K”), and is incorporated herein by reference.)

3.5	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company to use Separate Account C to facilitate the issuance and maintenance of the Contracts and renaming the Account “NML Variable Annuity Account C”. (This exhibit was filed in electronic format with the 1999 Form 10-K and is incorporated herein by reference.)

10.1	Amended Flexible Payment Variable Annuity Front Load Contract, RR.V.A.FR. (0803) (sex neutral).	X

10.2	Amended Flexible Payment Variable Annuity Back Load Contract, RR.V.A.BK. (0803) (sex neutral).	X

10.3	Amended Variable Annuity Front Load and Back Load Contract Payment Rate Tables, RR.V.A.FR. (0803) and RR.V.A.BK. (0803), included in Exhibits 10.1 and 10.2 above (sex distinct).

10.4	Amended Enhanced Death Benefit for Front Load and Back Load Contracts, VA. EDB. (0803), included in Exhibits 10.1 and 10.2 above.

10.5	Waiver of Withdrawal Charge for Back Load Contract, VA.WWC. (03200), included in Exhibit 10.2 above.

10.6	Amended Application forms for Front Load and Back Load Contracts, included in Exhibits 10.1 and 10.2 above.

10.7	Form of Participation Agreement Among Russell Investment Funds, Russell Fund Distributors, Inc. and The Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated February 25, 1999, and is incorporated herein by reference.)

10.8	Form of Participation Agreement among Variable Insurance Products Funds, Fidelity Distributors Corporation and The Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-6 for Northwestern Mutual Variable Life Account, File No. 33-89188, CIK 0000742277, dated February 28, 2003, and is incorporated herein by reference.)

10.9	Form of Administrative Service Fee Agreement between The Northwestern Mutual Life Insurance Company and Frank Russell Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated February 25, 1999, and is incorporated herein by reference.)

10.10	Distribution Contract. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-22455, CIK 0000790162, dated February 27, 1997, and is incorporated herein by reference.)

10.11	Group Combination Annuity Contract, NVP.1C.(0594), with amended application, including Contract amendment (sex neutral). (This exhibit was filed in electronic format with Post-Effective Amendment No. 22 on Form N-4 for NML Variable Annuity Account C, File No. 2-89905-01, CIK 0000790163, dated May 31, 2001, and is incorporated herein by reference.)

10.12	Amended Application Form for Group Combination Annuity Contract, included in Exhibit 10.10 above.

14.1	The Northwestern Mutual Life Insurance Company Guidelines for Business Conduct	X

21.1	Subsidiaries of the Registrant	X

24.1	Power of Attorney	X

31.1	Rule 15d-14(a) Certification of Edward J. Zore	X

31.2	Rule 15d-14(a) Certification of Gary A. Poliner	X

32.1	Section 1350 Certification of Edward J. Zore and Gary A. Poliner	X