Form 10-K
period 2004-12-31
NORTHWESTERN MUTUAL LIFE INSURANCE CO; NML VARIABLE ANNUITY ACCT C OF NORTHWESTERN MUT LIFE INS CO; NML VARIABLE ANNUITY ACCOUNT A
filed 2005-03-29
CIK 73076, 790163, 790162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Under Wisconsin law, the investment operations of each of Account A and Account C (other than those Contract investments for which the fixed rate option is selected) are kept separate from the operations of Northwestern Mutual. Northwestern Mutual and its creditors cannot reach assets in Account A or Account C to satisfy non-Contract related obligations until all obligations under the Contracts have been satisfied.

See Item 6 herein for Account A and Account C historical financial information regarding results of operations, changes in equity and total assets. See Item 8 herein for the audited financial statements of Account A and Account C.

NORTHWESTERN MUTUAL

Founded in 1857, Northwestern Mutual is a mutual insurance company organized under the laws of the State of Wisconsin. Northwestern Mutual’s products consist of a wide range of permanent and term life insurance, disability income insurance and annuities for the personal, business, estate planning and pension markets. Mutual funds, equity and debt securities, long-term care insurance and trust services are offered and/or sold through subsidiaries. Northwestern Mutual markets its insurance products and services in all 50 states of the United States and in the District of Columbia through an exclusive network of approximately 7,700 financial representatives at December 31, 2004 located in approximately 330 offices nationwide. At

December 31, 2004, Northwestern Mutual had approximately 4,600 full- and part-time employees. Northwestern Mutual’s website address is www.nmfn.com.

Northwestern Mutual’s principal lines of business are: (i) life insurance, which provides a wide range of individual life insurance products, including traditional whole life, permanent and term combination, variable life and term policies to meet the needs of middle to upper income individuals, small business owners and professionals, estates and selected large corporations; (ii) disability income insurance, which provides a line of individual and group products, including individual non-cancelable, guaranteed renewable loss of earnings, buyout, key person, and short-term and long-term group coverages, marketed primarily to middle to upper income individuals, professionals, and small- to medium-sized businesses and their owners; (iii) investment products and services, which provide individual variable, fixed and immediate annuities offered in conjunction with qualified pension plans, retirement plans for self-employed individuals, individual retirement and personal non-tax qualified situations, group annuities, retail mutual funds (including associated funds offered by Mason Street Funds, Inc. and Frank Russell Investment Company), brokerage services (offered through its subsidiary Northwestern Mutual Investment Services, LLC) and trust services (offered through its subsidiary Northwestern Mutual Trust Company), marketed primarily to middle to upper income individuals, business owners and professionals; and (iv) long-term care insurance, offered through its subsidiary Northwestern Long Term Care Insurance Company, marketed primarily to middle to upper income individuals, small business owners and professionals. For the years ended December 31, 2004, 2003 and 2002, Northwestern Mutual had (a) total premiums of $10.7 billion, $10.3 billion and $10.1 billion, respectively, of which $9.0 billion, $8.7 billion and $8.6 billion, respectively, was attributable to life insurance, $0.7 billion, $0.7 billion and $0.6 billion, respectively, was attributable to disability income insurance, and $1.0 billion, $0.9 billion and $0.9 billion, respectively, was attributable to annuity products in the investment products and services line of business; (b) net income of $817 million, $692 million and $158 million, respectively, of which $597 million, $493 million and $(18) million, respectively, was attributable to life insurance, $186 million, $179 million and $149 million, respectively, was attributable to disability income insurance, $41 million, $29 million and $44 million, respectively, was attributable to annuity products in the investment products and services line of business, and losses of $(7) million, $(9) million and $(17) million, respectively, was attributable to long term care insurance; and (c) total assets of $123.9 billion, $113.8 billion and $102.9 billion, respectively, of which $100.7 billion, $92.2 billion and $82.8 billion, respectively, was attributable to life insurance, $6.5 billion, $6.1 billion and $5.9 billion, respectively, was attributable to disability income insurance, and $16.7 billion, $15.5 billion and $14.2 billion, respectively, was attributable to annuity products in the investment products and services line of business.

The life insurance industry is mature and highly competitive. Competitiveness in the life insurance business is affected by various factors including, but not limited to, product quality, financial strength and stability, third party ratings, size and competence of agency force, product pricing and guarantees, range of product lines, customer service, and reputation. Based on total admitted statutory assets at September 30, 2004 (the most recent data available), Northwestern Mutual was the 4th largest U.S. domiciled life insurance company on an individual company basis and the 10th largest on a corporate family basis. During 2004, there were more than 1,000 life insurance companies doing business in the United States and many of these companies offer individual life insurance and annuity products similar to those offered by Northwestern Mutual. In addition, Northwestern Mutual competes with banks, brokerage firms, investment advisers, mutual funds and other financial entities for investment and savings customers. In the individual and group disability markets, Northwestern Mutual competes with a limited number of major national and regional companies offering these specialized products. In the long-term care business, Northwestern Mutual competes primarily with a limited number of national companies. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell life insurance and annuity products, including Northwestern Mutual. United States Supreme Court decisions have expanded the authority of national banks to sell life insurance products and annuities. In addition, legislation enacted in 1999 to overturn Depression-era restrictions on bank affiliations, the Gramm-Leach-Bliley Act (the “Act”), implemented fundamental changes in the regulation of the financial services industry in the U.S. The Act eliminated certain barriers to and restrictions on affiliations between banks, securities firms and insurance companies that were previously contained in the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended. Under the Act, through the use of two new structures, financial holding companies and financial subsidiaries, qualifying bank holding companies and state and national banks are allowed to provide a wide variety of financial services, including the authority to engage in certain insurance activities (e.g., the sale and, in the case of qualifying bank holding companies only, the underwriting of insurance and annuities). As a result of the Act, among other things, bank holding companies may acquire insurers and insurance holding companies may acquire banks. Over time, the Act may change the competitive and regulatory environment in which Northwestern Mutual and its subsidiaries conduct their businesses and may result in additional competition in one or more markets in which they sell their products and services.

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

Frank Russell Company (“Russell”), a subsidiary of Northwestern Mutual, is a global investment services firm providing multi-manager investment products and services in 39 countries. Together with its subsidiaries, Russell managed $131.2 billion in assets at December 31, 2004 and advised clients representing $2.3 trillion in assets worldwide. Russell is also well known for its family of market indices, including the Russell 2000, which provide sets of performance benchmarks for investors.

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

Account A and Account C own no physical properties. Northwestern Mutual owns and occupies all of the space in its home office complex in Milwaukee and Franklin, Wisconsin. Northwestern Mutual, as lessee, also occupies temporary space in three buildings adjacent to its Milwaukee campus. Northwestern Mutual is the lessee of eight leases covering its real estate regional offices in locations throughout the United States. Russell leases its principal office space located in Tacoma, Washington as well as other office space within and outside the U.S. Northwestern Mutual believes that its owned and leased properties are suitable and adequate for its current operations.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As segregated asset accounts, Account A and Account C do not issue common equity securities. As a mutual life insurance company, Northwestern Mutual does not issue common equity securities.

The Contracts issued in connection with Account A and Account C, and interests in those Contracts, are offered on a continuous basis to Corporate Plans and HR-10 Plans. The Contracts for Corporate Plans are not registered under the Securities Act of 1933 in reliance on the exemption provided by Section 3(a)(2) thereof. All of the Contracts are offered exclusively by financial representatives of Northwestern Mutual who are also registered representatives of NMIS.

During 2004, the following aggregate dollar amounts of such unregistered securities were sold to Corporate Plans, generating the aggregate commissions stated:

ACCOUNT A				ACCOUNT C
AMOUNT SOLD		COMMISSIONS		AMOUNT SOLD		COMMISSIONS
$27,342,491	(A)	$1,181,559	(B)	$82,002,184	(A)	$413,736	(B)

(A)	Reflects premiums paid by Contract holders, dividend additions and Northwestern Mutual plan contributions, as applicable.

(B)	Reflects an estimate of amounts paid to Northwestern Mutual financial representatives for sales to Corporate Plans based on a pro rata allocation of Contract sales generating commissions under the Account.

Accumulation units in Account A and Account C represent the interests of Contract owners. Purchase payments are applied to credit additional accumulation units based on the accumulation unit value next determined after each payment is received in good order. Accumulation units are valued as of the close of business on the New York Stock Exchange for each day the Exchange is open, and at any other time required by the Investment Act of 1940.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial data for Account A for the five years in the period ended December 31, 2004. The data should be read in conjunction with the financial statements and notes thereto of Account A contained in Item 8 of this Annual Report.

RESULTS OF OPERATIONS FOR ACCOUNT A

(IN THOUSANDS)

	Year Ended December 31
	2004	2003	2002	2001**	2000**
Investment Income
Dividend Income from Small Cap Growth Stock Division	$—	$—	$26	$1	$22
Dividend Income from T. Rowe Price Small Cap Value Division #	12	—	14	1	N/A
Dividend Income from Aggressive Growth Stock Division	—	—	61	93	—
Dividend Income from International Growth Stock Division #	21	14	3	—	N/A
Dividend Income from Franklin Templeton International Equity Division	531	408	574	615	901
Dividend Income from AllianceBernstein Mid Cap Value Division ##	9	2	N/A	N/A	N/A
Dividend Income from Index 400 Stock Division	79	66	76	1	99
Dividend Income from Janus Capital Appreciation Division ##	1	—	N/A	N/A	N/A
Dividend Income from Growth Stock Division	163	194	324	262	224
Dividend Income from Large Cap Core Stock Division ^	142	139	170	190	247
Dividend Income from Capital Guardian Domestic Equity Division #	71	47	20	1	N/A
Dividend Income from T. Rowe Price Equity Income Division ##	20	4	N/A	N/A	N/A
Dividend Income from Index 500 Stock Division	1,046	1,074	1,197	1,498	1,600
Dividend Income from Asset Allocation Division #	—	78	45	6	N/A
Dividend Income from Balanced Division	4,900	6,026	7,949	10,344	9,787
Dividend Income from High Yield Bond Division	399	11	456	529	611
Dividend Income from Select Bond Division	1,141	1,248	1,181	1,257	1,463
Dividend Income from Money Market Division	230	300	440	1,067	1,609
Dividend Income from Fidelity VIP Mid Cap Division ##	—	—	N/A	N/A	N/A
Dividend Income from Russell Multi-Style Equity Division	37	26	22	18	18
Dividend Income from Russell Aggressive Equity Division	7	3	—	3	8
Dividend Income from Russell Non-U.S. Division	87	78	41	17	2
Dividend Income from Russell Core Bond Division	73	92	55	78	50
Dividend Income from Russell Real Estate Securities Division	168	227	142	93	43

Total Dividend Income	9,137	10,037	12,796	16,074	16,684
Annuity Rate and Expense Guarantees	(6,064)	(5,714)	(6,269)	(7,425)	(8,884)

Net Investment Income	$3,073	$4,323	$6,527	$8,649	$7,800

Realized and Unrealized Gain (Loss) on Investments:
Realized Gain (Loss) on Investments	$8,647	($13,067)	($14,549)	$52,168	$96,145
Unrealized Appreciation (Depreciation) of Investments During the Year	34,868	98,006	(74,854)	(124,257)	(120,838)

Net Gain (Loss) on Investments	43,515	84,939	(89,403)	(72,089)	(24,693)

Increase (Decrease) in Equity Derived from Investment Activity	$46,588	$89,262	($82,876)	($63,440)	($16,893)

#	Became an investment option under the Contracts effective July 31, 2001.

##	Became an investment option under the Contracts effective May 1, 2003.

**	To allow comparability certain amounts were reclassified from dividend income to capital gain distributions.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

CHANGES IN EQUITY FOR ACCOUNT A

(IN THOUSANDS)

	Year Ended December 31
	2004	2003	2002	2001	2000
Operations
Net Investment Income	$3,073	$4,323	$6,527	$8,649	$7,800
Net Realized Gain (Loss)	8,647	(13,067)	(14,549)	52,168	96,145
Net Change in Unrealized Appreciation (Depreciation)	34,868	98,006	(74,854)	(124,257)	(120,838)

Increase (Decrease) in Equity Derived from Investment Activity	46,588	89,262	(82,876)	(63,440)	(16,893)

Equity Transactions
Contract Owners’ Net Payments	38,971	39,633	46,958	46,213	54,157
Annuity Payments	(1,205)	(1,111)	(1,186)	(1,316)	(1,472)
Surrenders and Other (Net)	(76,869)	(70,519)	(86,526)	(83,649)	(121,406)
Transfers from Other Divisions or Sponsor	126,833	92,326	89,970	83,322	137,543
Transfers to Other Divisions or Sponsor	(127,326)	(95,723)	(91,980)	(84,772)	(138,779)

Increase (Decrease) in Equity Derived from Equity Transactions	(39,596)	(35,394)	(42,764)	(40,202)	(69,957)

Net Increase (Decrease) in Equity	6,992	53,868	(125,640)	(103,642)	(86,850)
Equity
Beginning of Period	521,940	468,072	593,712	697,354	784,204

End of Period	$528,932	$521,940	$468,072	$593,712	$697,354

TOTAL ASSETS OF ACCOUNT A

(IN THOUSANDS)

	December 31
	2004	2003	2002	2001	2000
ASSETS
Investments at Market Value:
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock	$15,880	$18,478	$14,422	$15,624	$16,293
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Small Cap Value #	7,840	4,572	2,692	585	N/A
Northwestern Mutual Series Fund, Inc.
Aggressive Growth Stock	54,615	57,087	51,966	77,633	106,815
Northwestern Mutual Series Fund, Inc.
International Growth Stock #	3,767	2,232	598	157	N/A
Northwestern Mutual Series Fund, Inc.
Franklin Templeton International Equity	34,641	29,053	22,529	30,810	40,333
Northwestern Mutual Series Fund, Inc.
AllianceBernstein Mid Cap Value ##	1,232	444	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Index 400 Stock	12,670	11,335	8,330	9,168	7,162
Northwestern Mutual Series Fund, Inc.
Janus Capital Appreciation ##	1,059	190	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Growth Stock	22,578	24,542	23,486	32,717	38,037
Northwestern Mutual Series Fund, Inc.
Large Cap Core Stock ^	14,271	15,885	13,703	23,058	26,081
Northwestern Mutual Series Fund, Inc.
Capital Guardian Domestic Equity #	5,726	3,535	1,670	291	N/A
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Equity Income ##	1,764	484	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Index 500 Stock	80,235	80,656	69,524	104,943	133,526
Northwestern Mutual Series Fund, Inc.
Asset Allocation #	7,178	4,815	2,800	800	N/A
Northwestern Mutual Series Fund, Inc.
Balanced	185,169	195,524	181,610	229,239	266,410
Northwestern Mutual Series Fund, Inc.
High Yield Bond	6,155	5,419	4,280	5,018	5,135
Northwestern Mutual Series Fund, Inc.
Select Bond	27,346	29,252	31,441	23,983	20,275
Northwestern Mutual Series Fund, Inc.
Money Market	14,581	18,413	26,634	27,159	25,480
Fidelity Variable Insurance Products Fund III
VIP Mid Cap ##	3,712	1,031	N/A	N/A	N/A
Russell Investment Funds
Multi-Style Equity	5,864	4,547	3,042	4,111	4,097
Russell Investment Funds
Aggressive Equity	4,538	3,765	2,283	2,947	2,497
Russell Investment Funds
Non-U.S.	5,041	3,551	2,284	2,861	3,244
Russell Investment Funds
Core Bond	3,532	2,477	2,331	1,527	1,186
Russell Investment Funds
Real Estate Securities	10,587	5,521	3,056	1,820	1,328
Due from Northwestern Mutual	47	21	211	8	—
Due from Sale of Fund Shares	—	—	—	39	665

Total Assets	$530,028	$522,829	$468,892	$594,498	$698,564

#	Became an investment option under the Contracts effective July 31, 2001.

##	Became an investment option under the Contracts effective May 1, 2003.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The following tables set forth selected historical financial data for Account C for the five years in the period ended December 31, 2004. The data should be read in conjunction with the financial statements and notes thereto of Account C contained in Item 8 of this Annual Report.

RESULTS OF OPERATIONS FOR ACCOUNT C

(IN THOUSANDS)

	Year Ended December 31
	2004	2003	2002	2001**	2000**
Investment Income
Dividend Income from Small Cap Growth Stock Division	$—	$—	$32	$2	$27
Dividend Income from T. Rowe Price Small Cap Value Division #	2	—	2	—	N/A
Dividend Income from Aggressive Growth Stock Division	—	—	90	133	—
Dividend Income from International Growth Stock Division #	3	1	—	—	N/A
Dividend Income from Franklin Templeton International Equity Division	895	618	906	976	1,405
Dividend Income from AllianceBernstein Mid Cap Value Division ##	3	1	N/A	N/A	N/A
Dividend Income from Index 400 Stock Division	164	115	140	2	156
Dividend Income from Janus Capital Appreciation Division ##	—	—	N/A	N/A	N/A
Dividend Income from Growth Stock Division	177	179	330	283	250
Dividend Income from Large Cap Core Stock Division ^	164	137	180	208	296
Dividend Income from Capital Guardian Domestic Equity Division #	21	17	7	—	N/A
Dividend Income from T. Rowe Price Equity Income Division ##	4	1	N/A	N/A	N/A
Dividend Income from Index 500 Stock Division	1,197	1,167	1,468	1,898	2,173
Dividend Income from Asset Allocation Division #	—	21	24	—	N/A
Dividend Income from Balanced Division	1,973	2,491	3,922	5,164	5,251
Dividend Income from High Yield Bond Division	433	11	415	487	558
Dividend Income from Select Bond Division	729	771	863	911	1,093
Dividend Income from Money Market Division	70	128	221	523	971
Dividend Income from Fidelity VIP Mid Cap Division ##	—	—	N/A	N/A	N/A
Dividend Income from Russell Multi-Style Equity Division	9	6	7	7	10

#	Became an investment option under the Contracts effective July 31, 2001.

##	Became an investment option under the Contracts effective May 1, 2003.

**	To allow comparability certain amounts were reclassified from dividend income to capital gain distributions.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

RESULTS OF OPERATIONS FOR ACCOUNT C

(IN THOUSANDS)

	Year Ended December 31
	2004	2003	2002	2001**	2000**
Investment Income (continued)
Dividend Income from Russell Aggressive Equity Division	2	1	—	1	2
Dividend Income from Russell Non-U.S. Division	25	25	9	4	1
Dividend Income from Russell Core Bond Division	25	29	20	48	22
Dividend Income from Russell Real Estate Securities Division	497	604	481	290	52

Total Dividend Income	6,393	6,323	9,117	10,937	12,267
Annuity Rate and Expense Guarantees	(890)	(1,026)	(1,432)	(2,007)	(2,896)

Net Investment Income	$5,503	$5,297	$7,685	$8,930	$9,371

Realized and Unrealized Gain (Loss) on Investments:
Realized Gain (Loss) on Investments	$2,182	($22,413)	($35,241)	$52,289	$97,543
Unrealized Appreciation (Depreciation) of Investments During the Year	47,729	103,646	(58,211)	(133,527)	(121,850)

Net Gain (Loss) on Investments	49,911	81,233	(93,452)	(81,238)	(24,307)

Increase (Decrease) in Equity Derived from Investment Activity	$55,414	$86,530	($85,767)	($72,308)	($14,936)

#	Became an investment option under the Contracts effective July 31, 2001.

##	Became an investment option under the Contracts effective May 1, 2003.

**	To allow comparability certain amounts were reclassified from dividend income to capital gain distributions.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

CHANGES IN EQUITY FOR ACCOUNT C

(IN THOUSANDS)

	Year Ended December 31
	2004	2003	2002	2001	2000
Operations
Net Investment Income	$5,503	$5,297	$7,685	$8,930	$9,371
Net Realized Gain (Loss)	2,182	(22,413)	(35,241)	52,289	97,543
Net Change in Unrealized Appreciation (Depreciation)	47,729	103,646	(58,211)	(133,527)	(121,850)

Increase (Decrease) in Equity Derived from Investment Activity	55,414	86,530	(85,767)	(72,308)	(14,936)

Equity Transactions
Contract Owners’ Net Payments	55,524	53,289	78,994	90,774	103,967
Annuity Payments	(63)	(58)	(58)	(64)	(75)
Surrenders and Other (Net)	(61,599)	(87,264)	(160,876)	(140,073)	(135,735)
Transfers from Other Divisions or Sponsor	36,544	35,966	49,213	55,326	91,474
Transfers to Other Divisions or Sponsor	(36,221)	(36,353)	(50,870)	(53,674)	(92,576)

Increase (Decrease) in Equity Derived from Equity Transactions	(5,815)	(34,420)	(83,597)	(47,711)	(32,945)

Net Increase (Decrease) in Equity	49,599	52,110	(169,364)	(120,019)	(47,881)
Equity
Beginning of Period	435,562	383,452	552,816	672,835	720,716

End of Period	$485,161	$435,562	$383,452	$552,816	$672,835

TOTAL ASSETS OF ACCOUNT C

(IN THOUSANDS)

	December 31
	2004	2003	2002	2001	2000
ASSETS
Investments at Market Value:
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock	$30,537	$24,418	$16,885	$21,098	$20,038
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Small Cap Value #	1,267	826	454	165	N/A
Northwestern Mutual Series Fund, Inc.
Aggressive Growth Stock	83,563	79,023	71,638	112,232	157,369
Northwestern Mutual Series Fund, Inc.
International Growth Stock #	455	146	58	38	N/A
Northwestern Mutual Series Fund, Inc.
Franklin Templeton International Equity	59,840	47,872	35,006	48,902	65,489
Northwestern Mutual Series Fund, Inc.
AllianceBernstein Mid Cap Value ##	386	229	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Index 400 Stock	27,718	20,392	14,520	16,849	11,399
Northwestern Mutual Series Fund, Inc.
Janus Capital Appreciation ##	422	234	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Growth Stock	25,556	25,380	22,261	33,016	42,696
Northwestern Mutual Series Fund, Inc.
Large Cap Core Stock ^	17,959	16,756	13,872	25,473	29,723
Northwestern Mutual Series Fund, Inc.
Capital Guardian Domestic Equity #	1,676	1,235	580	211	N/A
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Equity Income ##	291	144	N/A	N/A	N/A
Northwestern Mutual Series Fund, Inc.
Index 500 Stock	94,708	89,325	77,810	131,489	173,398
Northwestern Mutual Series Fund, Inc.
Asset Allocation #	1,703	1,259	1,491	46	N/A
Northwestern Mutual Series Fund, Inc.
Balanced	77,040	78,027	82,213	115,972	136,009
Northwestern Mutual Series Fund, Inc.
High Yield Bond	6,683	6,206	3,894	4,583	4,239
Northwestern Mutual Series Fund, Inc.
Select Bond	16,572	18,448	19,561	17,379	14,027
Northwestern Mutual Series Fund, Inc.
Money Market	4,096	6,171	10,973	15,185	12,102
Fidelity Variable Insurance Products Fund III
VIP Mid Cap ##	408	377	N/A	N/A	N/A
Russell Investment Funds
Multi-Style Equity	1,812	1,087	751	1,403	1,745
Russell Investment Funds
Aggressive Equity	981	911	527	710	643
Russell Investment Funds
Non-U.S.	1,428	1,149	527	672	818
Russell Investment Funds
Core Bond	1,395	895	804	793	486
Russell Investment Funds
Real Estate Securities	28,645	15,029	9,566	6,600	2,654
Due from Northwestern Mutual	34	35	67	37	16
Due from Sale of Fund Shares	—	—	—	13	195

Total Assets	$485,175	$435,574	$383,458	$552,866	$673,046

#	Became an investment option under the Contracts effective July 31, 2001.

##	Became an investment option under the Contracts effective May 1, 2003.

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAPITAL RESOURCES

Accounts A and C have no material commitments for capital expenditures as of December 31, 2004, the end of the most recent fiscal year. All payments from Contract owners of Account A and Account C, less any sales load or installation fee, are invested in shares of the Funds. The capital resources of Account A and Account C are the equity in the respective Accounts. This consists of payments from the Contract owners, plus unrealized and realized appreciation on the investment of these payments, plus investment income received from the Funds, minus payment of annuity benefits and expenses.

RESULTS OF OPERATIONS

Accumulation units in Account A and Account C represent the interests of Contract owners. The value of an accumulation unit in each Division varies with the investment experience of the Division, which in turn is determined by the investment experience of the corresponding Portfolio or Fund. Set forth below for each of Account A and Account C are accumulation unit values at December 31, 2004, 2003, and 2002 for each Division, and the percentage change in such values from year to year.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED PRIOR TO DECEMBER 17, 1981:

DIVISION	12/31/2004	% CHANGE	12/31/2003	% CHANGE	12/31/02*
Small Cap Growth Stock	$2.362099	17.91%	$2.003241	32.07%	$1.516823
T. Rowe Price Small Cap Value	1.576732	23.64%	1.275243	34.15%	0.950636
Aggressive Growth Stock	5.207047	13.36%	4.593218	23.76%	3.711325
International Growth Stock	1.308297	20.68%	1.084083	37.95%	0.785836
Franklin Templeton International Equity	2.702895	18.44%	2.282107	39.42%	1.636881
AllianceBernstein Mid Cap Value ##	1.560530	17.78%	1.324927	32.49%	1.000000
Index 400 Stock	1.689185	15.40%	1.463815	34.01%	1.092338
Janus Capital Appreciation ##	1.417108	18.78%	1.193045	19.30%	1.000000
Growth Stock	2.508557	5.87%	2.369404	18.06%	2.006974
Large Cap Core Stock ^	2.070897	7.35%	1.929029	23.13%	1.566688
Capital Guardian Domestic Equity	1.179310	15.98%	1.016839	33.41%	0.762191
T. Rowe Price Equity Income ##	1.406111	14.30%	1.230194	23.02%	1.000000
Index 500 Stock	4.327836	9.87%	3.938953	27.48%	3.089894
Asset Allocation	1.136505	9.20%	1.040782	19.73%	0.869281
Balanced	8.920173	7.09%	8.329807	17.11%	7.112654
High Yield Bond	2.132449	11.92%	1.905353	28.10%	1.487426
Select Bond	11.003992	3.96%	10.584441	4.70%	10.108841
Money Market	3.066057	0.68%	3.045469	0.48%	3.030949
Fidelity VIP Mid Cap ##	1.731755	23.72%	1.399684	39.97%	1.000000
Russell Multi-Style Equity	0.843681	8.99%	0.774096	27.90%	0.605230
Russell Aggressive Equity	1.394059	13.87%	1.224208	44.51%	0.847132
Russell Non-U.S.	1.116570	17.42%	0.950951	37.75%	0.690333
Russell Core Bond	1.357433	3.88%	1.306711	5.36%	1.240286
Russell Real Estate Securities	2.342872	33.87%	1.750140	36.19%	1.285091

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 16, 1981 AND PRIOR TO MARCH 31, 1995:

DIVISION	12/31/2004	% CHANGE	12/31/2003	% CHANGE	12/31/02*
Small Cap Growth Stock	$2.295965	17.32%	$1.956937	31.41%	$1.489185
T. Rowe Price Small Cap Value	1.549988	23.02%	1.259912	33.48%	0.943905
Aggressive Growth Stock	4.853439	12.80%	4.302813	23.15%	3.494085
International Growth Stock	1.286123	20.08%	1.071062	37.27%	0.780276
Franklin Templeton International Equity	2.549602	17.85%	2.163493	38.72%	1.559571
AllianceBernstein Mid Cap Value ##	1.547558	17.19%	1.320512	32.05%	1.000000
Index 400 Stock	1.641894	14.82%	1.429987	33.34%	1.072428
Janus Capital Appreciation ##	1.405312	18.19%	1.189063	18.91%	1.000000
Growth Stock	2.378175	5.34%	2.257547	17.47%	1.921805
Large Cap Core Stock ^	1.963264	6.82%	1.837972	22.51%	1.500218
Capital Guardian Domestic Equity	1.159280	15.40%	1.004585	32.74%	0.756787
T. Rowe Price Equity Income ##	1.394433	13.73%	1.226098	22.61%	1.000000
Index 500 Stock	4.034071	9.32%	3.690039	26.84%	2.909123
Asset Allocation	1.117219	8.65%	1.028260	19.13%	0.863125
Balanced	7.950679	6.55%	7.461780	16.53%	6.403383
High Yield Bond	2.021608	11.36%	1.815388	27.46%	1.424293
Select Bond	9.805966	3.44%	9.479507	4.18%	9.098961
Money Market	2.733012	0.17%	2.728314	-0.02%	2.728924
Fidelity VIP Mid Cap ##	1.717354	23.11%	1.395022	39.50%	1.000000
Russell Multi-Style Equity	0.820050	8.44%	0.756197	27.26%	0.594202
Russell Aggressive Equity	1.355022	13.30%	1.195908	43.79%	0.831686
Russell Non-U.S.	1.085315	16.83%	0.928976	37.07%	0.677755
Russell Core Bond	1.319453	3.36%	1.276523	4.83%	1.217720
Russell Real Estate Securities	2.277262	33.20%	1.709672	35.51%	1.261665

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 - FRONT LOAD VERSION:

DIVISION	12/31/2004	% CHANGE	12/31/2003	% CHANGE	12/31/02*
Small Cap Growth Stock	$2.409091	18.33%	$2.035993	32.53%	$1.536295
T. Rowe Price Small Cap Value	1.595527	24.07%	1.285976	34.61%	0.955324
Aggressive Growth Stock	2.492488	13.76%	2.191030	24.19%	1.764232
International Growth Stock	1.323909	21.10%	1.093220	38.43%	0.789715
Franklin Templeton International Equity	2.274073	18.85%	1.913375	39.90%	1.367662
AllianceBernstein Mid Cap Value ##	1.569608	18.19%	1.328001	32.80%	1.000000
Index 400 Stock	1.722759	15.80%	1.487736	34.47%	1.106344
Janus Capital Appreciation ##	1.425327	19.19%	1.195801	19.58%	1.000000
Growth Stock	2.386622	6.24%	2.246405	18.47%	1.896210
Large Cap Core Stock ^	1.969605	7.73%	1.828313	23.56%	1.479747
Capital Guardian Domestic Equity	1.193398	16.38%	1.025423	33.87%	0.765966
T. Rowe Price Equity Income ##	1.414287	14.70%	1.233047	23.30%	1.000000
Index 500 Stock	2.731142	10.26%	2.477110	27.92%	1.936439
Asset Allocation	1.150060	9.58%	1.049545	20.14%	0.873571
Balanced	2.362380	7.46%	2.198372	17.52%	1.870656
High Yield Bond	2.058316	12.31%	1.832738	28.54%	1.425787
Select Bond	1.965614	4.33%	1.884108	5.07%	1.793220
Money Market	1.423127	1.03%	1.408673	0.83%	1.397113
Fidelity VIP Mid Cap ##	1.741819	24.16%	1.402932	40.29%	1.000000
Russell Multi-Style Equity	0.860463	9.37%	0.786751	28.34%	0.613006
Russell Aggressive Equity	1.421771	14.27%	1.244218	45.01%	0.857996
Russell Non-U.S.	1.138748	17.82%	0.966479	38.23%	0.699179
Russell Core Bond	1.384409	4.24%	1.328054	5.72%	1.256188
Russell Real Estate Securities	2.389375	34.33%	1.778695	36.66%	1.301549

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 - BACK LOAD VERSION:

DIVISION	12/31/2004	% CHANGE	12/31/2003	% CHANGE	12/31/02*
Small Cap Growth Stock	$2.295965	17.32%	$1.956937	31.41%	$1.489185
T. Rowe Price Small Cap Value	1.549988	23.02%	1.259912	33.48%	0.943905
Aggressive Growth Stock	4.853439	12.80%	4.302813	23.15%	3.494085
International Growth Stock	1.286123	20.08%	1.071062	37.27%	0.780276
Franklin Templeton International Equity	2.549602	17.85%	2.163493	38.72%	1.559571
AllianceBernstein Mid Cap Value ##	1.547558	17.19%	1.320512	32.05%	1.000000
Index 400 Stock	1.641894	14.82%	1.429987	33.34%	1.072428
Janus Capital Appreciation ##	1.405312	18.19%	1.189063	18.91%	1.000000
Growth Stock	2.378175	5.34%	2.257547	17.47%	1.921805
Large Cap Core Stock ^	1.963264	6.82%	1.837972	22.51%	1.500218
Capital Guardian Domestic Equity	1.159280	15.40%	1.004585	32.74%	0.756787
T. Rowe Price Equity Income ##	1.394433	13.73%	1.226098	22.61%	1.000000
Index 500 Stock	4.034071	9.32%	3.690039	26.84%	2.909123
Asset Allocation	1.117219	8.65%	1.028260	19.13%	0.863125
Balanced	7.950679	6.55%	7.461780	16.53%	6.403383
High Yield Bond	2.021608	11.36%	1.815388	27.46%	1.424293
Select Bond	9.805966	3.44%	9.479507	4.18%	9.098961
Money Market	2.733012	0.17%	2.728314	-0.02%	2.728924
Fidelity VIP Mid Cap ##	1.717354	23.11%	1.395022	39.50%	1.000000
Russell Multi-Style Equity	0.820050	8.44%	0.756197	27.26%	0.594202
Russell Aggressive Equity	1.355022	13.30%	1.195908	43.79%	0.831686
Russell Non-U.S.	1.085315	16.83%	0.928976	37.07%	0.677755
Russell Core Bond	1.319453	3.36%	1.276523	4.83%	1.217720
Russell Real Estate Securities	2.277262	33.20%	1.709672	35.51%	1.261665

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 2000 - FRONT LOAD VERSION AND BACK LOAD VERSION CLASS A:

DIVISION	12/31/2004	% CHANGE	12/31/2003	% CHANGE	12/31/02*
Small Cap Growth Stock	$1.100014	18.21%	$0.930572	32.40%	$0.702869
T. Rowe Price Small Cap Value	1.590166	23.95%	1.282924	34.48%	0.953992
Aggressive Growth Stock	0.795400	13.65%	0.699892	24.07%	0.564112
International Growth Stock	1.319461	20.98%	1.090626	38.30%	0.788618
Franklin Templeton International Equity	1.161941	18.73%	0.978611	39.76%	0.700185
AllianceBernstein Mid Cap Value ##	1.567025	18.08%	1.327125	32.71%	1.000000
Index 400 Stock	1.352705	15.68%	1.169318	34.34%	0.870423
Janus Capital Appreciation ##	1.422971	19.08%	1.195012	19.50%	1.000000
Growth Stock	0.774425	6.14%	0.729643	18.35%	0.616498
Large Cap Core Stock ^	0.772557	7.62%	0.717843	23.43%	0.581563
Capital Guardian Domestic Equity	1.189385	16.27%	1.022974	33.74%	0.764893
T. Rowe Price Equity Income ##	1.411949	14.58%	1.232233	23.22%	1.000000
Index 500 Stock	0.850261	10.15%	0.771935	27.80%	0.604035
Asset Allocation	1.146198	9.47%	1.047056	20.03%	0.872356
Balanced	1.087384	7.35%	1.012887	17.40%	0.862735
High Yield Bond	1.401540	12.20%	1.249172	28.41%	0.972766
Select Bond	1.445569	4.22%	1.386996	4.96%	1.321394
Money Market	1.110318	0.93%	1.100118	0.73%	1.092171
Fidelity VIP Mid Cap ##	1.738950	24.03%	1.402004	40.20%	1.000000
Russell Multi-Style Equity	0.804386	9.26%	0.736202	28.22%	0.574187
Russell Aggressive Equity	1.203942	14.16%	1.054631	44.87%	0.727980
Russell Non-U.S.	0.905783	17.71%	0.769505	38.10%	0.557227
Russell Core Bond	1.368038	4.14%	1.313645	5.62%	1.243794
Russell Real Estate Securities	2.519496	34.20%	1.877412	36.53%	1.375137

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 2000 - BACK LOAD VERSION CLASS B:

DIVISION	12/31/2004	% CHANGE	12/31/2003	% CHANGE	12/31/02*
Small Cap Growth Stock	$2.295965	17.32%	$1.956937	31.41%	$1.489185
T. Rowe Price Small Cap Value	1.549988	23.02%	1.259912	33.48%	0.943905
Aggressive Growth Stock	4.853439	12.80%	4.302813	23.15%	3.494085
International Growth Stock	1.286123	20.08%	1.071062	37.27%	0.780276
Franklin Templeton International Equity	2.549602	17.85%	2.163493	38.72%	1.559571
AllianceBernstein Mid Cap Value ##	1.547558	17.19%	1.320512	32.05%	1.000000
Index 400 Stock	1.641894	14.82%	1.429987	33.34%	1.072428
Janus Capital Appreciation ##	1.405312	18.19%	1.189063	18.91%	1.000000
Growth Stock	2.378175	5.34%	2.257547	17.47%	1.921805
Large Cap Core Stock ^	1.963264	6.82%	1.837972	22.51%	1.500218
Capital Guardian Domestic Equity	1.159280	15.40%	1.004585	32.74%	0.756787
T. Rowe Price Equity Income ##	1.394433	13.73%	1.226098	22.61%	1.000000
Index 500 Stock	4.034071	9.32%	3.690039	26.84%	2.909123
Asset Allocation	1.117219	8.65%	1.028260	19.13%	0.863125
Balanced	7.950679	6.55%	7.461780	16.53%	6.403383
High Yield Bond	2.021608	11.36%	1.815388	27.46%	1.424293
Select Bond	9.805966	3.44%	9.479507	4.18%	9.098961
Money Market	2.733012	0.17%	2.728314	-0.02%	2.728924
Fidelity VIP Mid Cap ##	1.717354	23.11%	1.395022	39.50%	1.000000
Russell Multi-Style Equity	0.820050	8.44%	0.756197	27.26%	0.594202
Russell Aggressive Equity	1.355022	13.30%	1.195908	43.79%	0.831686
Russell Non-U.S.	1.085315	16.83%	0.928976	37.07%	0.677755
Russell Core Bond	1.319453	3.36%	1.276523	4.83%	1.217720
Russell Real Estate Securities	2.277262	33.20%	1.709672	35.51%	1.261665

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCOUNT A

TOTAL EQUITY:

(IN THOUSANDS)

12/31/2004	12/31/2003	12/31/2002
$528,932	$521,940	$468,072

The change in 2004’s Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized appreciation of $34,868 led to an increase in equity derived from investment activities of $46,588 for the year ended December 31, 2004. The remaining change in equity of $(39,596) is attributed to the equity transactions for the year ended December 31, 2004. The change in 2003’s Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized appreciation of $98,006 led to an increase in equity derived from investment activities of $89,262 for the year ended December 31, 2003. The remaining change in equity of $(35,394) is attributed to the equity transactions for the year ended December 31, 2003.

ACCOUNT C

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED PRIOR TO DECEMBER 17, 1981 OR BETWEEN APRIL 30, 1984 AND

DECEMBER 31, 1991:

DIVISION	12/31/2004	% CHANGE	12/31/2003	% CHANGE	12/31/02*
Small Cap Growth Stock	$24.646196	18.80%	$20.745671	33.06%	$15.591407
T. Rowe Price Small Cap Value	16.175980	24.57%	12.985287	35.15%	9.607906
Aggressive Growth Stock	54.747494	14.22%	47.932675	24.69%	38.441232
International Growth Stock	13.422496	21.59%	11.039080	38.99%	7.942434
Franklin Templeton International Equity	2.949634	19.33%	2.471833	40.46%	1.759773
AllianceBernstein Mid Cap Value ##	15.801473	18.67%	13.315544	33.16%	10.000000
Index 400 Stock	17.624859	16.26%	15.159273	35.01%	11.227976
Janus Capital Appreciation ##	14.349081	19.67%	11.990097	19.90%	10.000000
Growth Stock	27.170823	6.67%	25.471804	18.94%	21.414901
Large Cap Core Stock ^	22.430441	8.16%	20.737771	24.05%	16.717038
Capital Guardian Domestic Equity	12.099054	16.85%	10.354264	34.41%	7.703469
T. Rowe Price Equity Income ##	14.237970	15.16%	12.363579	23.64%	10.000000
Index 500 Stock	50.112283	10.70%	45.268617	28.43%	35.246385
Asset Allocation	11.659896	10.02%	10.598020	20.63%	8.785751
Balanced	107.555819	7.89%	99.686821	17.99%	84.486469
High Yield Bond	23.096633	12.76%	20.482734	29.06%	15.870922
Select Bond	134.012491	4.75%	127.939507	5.49%	121.279762
Money Market	35.049174	1.43%	34.553668	1.23%	34.132616
Fidelity VIP Mid Cap ##	17.535222	24.66%	14.066904	40.67%	10.000000
Russell Multi-Style Equity	8.802993	9.81%	8.016570	28.86%	6.221208
Russell Aggressive Equity	14.545498	14.73%	12.677885	45.60%	8.707578
Russell Non-U.S.	11.650240	18.30%	9.848016	38.79%	7.095865
Russell Core Bond	14.163304	4.66%	13.532112	6.15%	12.748590
Russell Real Estate Securities	24.444468	34.87%	18.123797	37.21%	13.208871

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCOUNT C

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 16, 1981 AND PRIOR TO MAY 1, 1984:

DIVISION	12/31/2004	% CHANGE	12/31/2003	% CHANGE	12/31/2002*
Small Cap Growth Stock	$23.956264	18.21%	$20.266253	32.40%	$15.307344
T. Rowe Price Small Cap Value	15.901602	23.95%	12.829144	34.48%	9.539874
Aggressive Growth Stock	51.060593	13.65%	44.929401	24.07%	36.213065
International Growth Stock	13.194729	20.98%	10.906272	38.30%	7.886164
Franklin Templeton International Equity	2.782359	18.73%	2.343355	39.76%	1.676652
AllianceBernstein Mid Cap Value ##	15.670114	18.08%	13.271202	32.71%	10.000000
Index 400 Stock	17.131512	15.68%	14.808985	34.34%	11.023428
Janus Capital Appreciation ##	14.229799	19.08%	11.950148	19.50%	10.000000
Growth Stock	25.758905	6.14%	24.269545	18.35%	20.506308
Large Cap Core Stock ^	21.264720	7.62%	19.758825	23.43%	16.007652
Capital Guardian Domestic Equity	11.893730	16.27%	10.229694	33.74%	7.648889
T. Rowe Price Equity Income ##	14.119597	14.58%	12.322387	23.22%	10.000000
Index 500 Stock	46.733245	10.15%	42.428293	27.80%	33.200274
Asset Allocation	11.462082	9.47%	10.470560	20.03%	8.723560
Balanced	95.895281	7.35%	89.326036	17.40%	76.084739
High Yield Bond	21.896587	12.20%	19.516037	28.42%	15.197603
Select Bond	119.425260	4.22%	114.586395	4.96%	109.166340
Money Market	31.286399	0.93%	30.999129	0.73%	30.774871
Fidelity VIP Mid Cap ##	17.389476	24.03%	14.020063	40.20%	10.000000
Russell Multi-Style Equity	8.556544	9.26%	7.831294	28.22%	6.107844
Russell Aggressive Equity	14.138303	14.16%	12.384892	44.87%	8.548899
Russell Non-U.S.	11.324119	17.71%	9.620430	38.09%	6.966578
Russell Core Bond	13.766970	4.14%	13.219553	5.62%	12.516564
Russell Real Estate Securities	23.760619	34.20%	17.705263	36.53%	12.968435

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 31, 1991 – FRONT LOAD VERSION:

DIVISION	12/31/2004	% CHANGE	12/31/2003	% CHANGE	12/31/2002*
Small Cap Growth Stock	$2.375356	18.03%	$2.012501	32.20%	$1.522337
T. Rowe Price Small Cap Value	1.582043	23.76%	1.278281	34.28%	0.951956
Aggressive Growth Stock	3.318231	13.48%	2.924175	23.88%	2.360410
International Growth Stock	1.312727	20.80%	1.086683	38.09%	0.786940
Franklin Templeton International Equity	2.734209	18.56%	2.306261	39.55%	1.652585
AllianceBernstein Mid Cap Value ##	1.563095	17.90%	1.325796	32.58%	1.000000
Index 400 Stock	1.698670	15.51%	1.470580	34.14%	1.096297
Janus Capital Appreciation ##	1.419420	18.90%	1.193818	19.38%	1.000000
Growth Stock	2.535103	5.98%	2.392114	18.17%	2.024216
Large Cap Core Stock ^	2.092800	7.46%	1.947509	23.25%	1.580140
Capital Guardian Domestic Equity	1.183300	16.09%	1.019273	33.54%	0.763266
T. Rowe Price Equity Income ##	1.408447	14.41%	1.231018	23.10%	1.000000
Index 500 Stock	3.396371	9.98%	3.088134	27.60%	2.420098
Asset Allocation	1.140330	9.30%	1.043259	19.85%	0.870499
Balanced	2.776467	7.19%	2.590151	17.23%	2.209502
High Yield Bond	2.155028	12.03%	1.923624	28.22%	1.500210
Select Bond	2.273220	4.07%	2.184385	4.81%	2.084184
Money Market	1.524874	0.77%	1.513153	0.58%	1.504462
Fidelity VIP Mid Cap ##	1.734607	23.85%	1.400609	40.06%	1.000000
Russell Multi-Style Equity	0.848412	9.10%	0.777670	28.02%	0.607438
Russell Aggressive Equity	1.401874	13.99%	1.229860	44.66%	0.850202
Russell Non-U.S	1.122807	17.53%	0.955315	37.89%	0.692822
Russell Core Bond	1.365029	3.98%	1.312719	5.46%	1.244772
Russell Real Estate Securities	2.355972	34.00%	1.758196	36.32%	1.289736

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

ACCOUNT C

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 31, 1991 - SIMPLIFIED LOAD VERSION:

DIVISION	12/31/2004	% CHANGE	12/31/2003	% CHANGE	12/31/2002*
Small Cap Growth Stock	$2.295965	17.32%	$1.956937	31.41%	$1.489185
T. Rowe Price Small Cap Value	1.549988	23.02%	1.259912	33.48%	0.943905
Aggressive Growth Stock	4.871253	12.80%	4.318610	23.15%	3.506913
International Growth Stock	1.286123	20.08%	1.071062	37.27%	0.780276
Franklin Templeton International Equity	2.549602	17.85%	2.163493	38.72%	1.559571
AllianceBernstein Mid Cap Value ##	1.547558	17.19%	1.320512	32.05%	1.000000
Index 400 Stock	1.641894	14.82%	1.429987	33.34%	1.072428
Janus Capital Appreciation ##	1.405312	18.19%	1.189063	18.91%	1.000000
Growth Stock	2.378175	5.34%	2.257547	17.47%	1.921805
Large Cap Core Stock ^	1.963264	6.82%	1.837972	22.51%	1.500218
Capital Guardian Domestic Equity	1.159280	15.40%	1.004585	32.74%	0.756787
T. Rowe Price Equity Income ##	1.394433	13.73%	1.226098	22.61%	1.000000
Index 500 Stock	4.116350	9.32%	3.765294	26.84%	2.968449
Asset Allocation	1.117219	8.65%	1.028260	19.13%	0.863125
Balanced	7.989947	6.55%	7.498641	16.53%	6.435011
High Yield Bond	2.021608	11.36%	1.815388	27.46%	1.424293
Select Bond	9.901557	3.44%	9.571910	4.18%	9.187656
Money Market	2.738952	0.17%	2.734239	-0.02%	2.734853
Fidelity VIP Mid Cap ##	1.717354	23.11%	1.395022	39.50%	1.000000
Russell Multi-Style Equity	0.820050	8.44%	0.756197	27.26%	0.594202
Russell Aggressive Equity	1.355022	13.30%	1.195908	43.79%	0.831686
Russell Non-U.S	1.085315	16.83%	0.928976	37.07%	0.677755
Russell Core Bond	1.319453	3.36%	1.276523	4.83%	1.217720
Russell Real Estate Securities	2.277262	33.20%	1.709672	35.51%	1.261665

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

*	Includes accumulation unit values at inception date in 2003 for portfolios becoming effective after December 31, 2002.

##	Became an investment option under the Contracts effective May 1, 2003.

TOTAL EQUITY:

(IN THOUSANDS)

12/31/2004	12/31/2003	12/31/2002
$485,161	$435,562	$383,452

The change in 2004’s Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized appreciation of $47,729 led to a decrease in equity derived from investment activities of $55,414 for the year ended December 31, 2004. The remaining change in equity of $105,013 is attributed to the equity transactions for the year ended December 31, 2004. The change in 2003’s Total Equity was attributable primarily to investment activities within the Account: the net change in unrealized appreciation of $103,646 led to a decrease in equity derived from investment activities of $86,530 for the year ended December 31, 2003. The remaining change in equity of $138,640 is attributed to the equity transactions for the year ended December 31, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

Each of Account A and Account C had no off-balance sheet arrangement (as defined by S-K 303) during 2004 that have or are reasonably likely to have a current or future effect on the respective Account’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Contract holders.

CONTRACTUAL OBLIGATIONS

At December 31, 2004, neither Account A nor Account C had any contractual obligations classified as long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on their respective balance sheets.

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

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF ASSETS AND LIABILITIES

(IN THOUSANDS)

	December 31
	2004	2003
ASSETS
Investments at market value:
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock
2004: 6,904 shares (cost $12,396)	$15,880
2003: 9,545 shares (cost $17,467)		$18,478
T. Rowe Price Small Cap Value
2004: 4,996 shares (cost $6,269)	7,840
2003: 3,550 shares (cost $3,793)		4,572
Aggressive Growth Stock
2004: 17,567 shares (cost $57,587)	54,615
2003: 20,972 shares (cost $70,148)		57,087
International Growth Stock
2004: 2,856 shares (cost $3,025)	3,767
2003: 2,045 shares (cost $1,830)		2,232
Franklin Templeton International Equity
2004: 20,931 shares (cost $31,159)	34,641
2003: 20,576 shares (cost $31,048)		29,053
AllianceBernstein Mid Cap Value ##
2004: 847 shares (cost $1,147)	1,232
2003: 337 shares (cost $385)		444
Index 400 Stock
2004: 8,660 shares (cost $9,802)	12,670
2003: 8,890 shares (cost $9,769)		11,335
Janus Capital Appreciation ##
2004: 740 shares (cost $954)	1,059
2003: 159 shares (cost $176)		190
Growth Stock
2004: 11,380 shares (cost $23,613)	22,578
2003: 13,103 shares (cost $28,118)		24,542
Large Cap Core Stock ^
2004: 12,496 shares (cost $15,297)	14,271
2003: 14,902 shares (cost $19,410)		15,885
Capital Guardian Domestic Equity
2004: 5,006 shares (cost $4,926)	5,726
2003: 3,517 shares (cost $2,966)		3,535
T. Rowe Price Equity Income ##
2004: 1,306 shares (cost $1,656)	1,764
2003: 397 shares (cost $454)		484
Index 500 Stock
2004: 27,263 shares (cost $69,278)	80,235
2003: 29,599 shares (cost $74,678)		80,656

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

	December 31
	2004	2003
ASSETS CONTINUED
Asset Allocation
2004: 6,409 shares (cost $6,184)	7,178
2003: 4,730 shares (cost $4,346)		4,815
Balanced
2004: 98,862 shares (cost $171,235)	185,169
2003: 105,632 shares (cost $182,650)		195,524
High Yield Bond
2004: 8,109 shares (cost $5,531)	6,155
2003: 7,475 shares (cost $5,192)		5,419
Select Bond
2004: 22,269 shares (cost $27,294)	27,346
2003: 23,179 shares (cost $28,196)		29,252
Money Market
2004: 14,581 shares (cost $14,581)	14,581
2003: 18,413 shares (cost $18,413)		18,413
Fidelity VIP Mid Cap Portfolio ##
2004: 124 shares (cost $3,158)	3,712
2003: 43 shares (cost $934)		1,031
Russell Investment Funds
Multi Style Equity
2004: 465 shares (cost $5,421)	5,864
2003: 393 shares (cost $4,730)		4,547
Aggressive Equity
2004: 305 shares (cost $3,940)	4,538
2003: 280 shares (cost $3,203)		3,765
Non-U.S
2004: 445 shares (cost $4,130)	5,041
2003: 364 shares (cost $3,371)		3,551
Core Bond
2004: 336 shares (cost $3,547)	3,532
2003: 237 shares (cost $2,477)		2,477
Real Estate Securities
2004: 619 shares (cost $8,488)	10,587
2003: 403 shares (cost $4,560)		5,521

Total Investments at Market Value	$529,981	$522,808

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

	December 31
	2004	2003
ASSETS CONTINUED
Due from Northwestern Mutual Life Insurance Company
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock	$—	$—
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Small Cap Value	10	—
Northwestern Mutual Series Fund, Inc.
Aggressive Growth Stock	—	2
Northwestern Mutual Series Fund, Inc.
International Growth Stock	—	—
Northwestern Mutual Series Fund, Inc.
Franklin Templeton International Equity	5	—
Northwestern Mutual Series Fund, Inc.
AllianceBernstein Mid Cap Value ##	—	—
Northwestern Mutual Series Fund, Inc.
Index 400 Stock	—	—
Northwestern Mutual Series Fund, Inc.
Janus Capital Appreciation ##	2	—
Northwestern Mutual Series Fund, Inc.
Growth Stock	1	—
Northwestern Mutual Series Fund, Inc.
Large Cap Core Stock ^	1	—
Northwestern Mutual Series Fund, Inc.
Capital Guardian Domestic Equity	—	—
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Equity Income ##	1	1
Northwestern Mutual Series Fund, Inc.
Index 500 Stock	—	3
Northwestern Mutual Series Fund, Inc.
Asset Allocation	—	—
Northwestern Mutual Series Fund, Inc.
Balanced	1	5
Northwestern Mutual Series Fund, Inc.
High Yield Bond	—	6
Northwestern Mutual Series Fund, Inc.
Select Bond	3	2
Northwestern Mutual Series Fund, Inc.
Money Market	1	1
Fidelity Variable Insurance Products Fund III
VIP Mid Cap ##	11	—
Russell Investment Funds
Multi-Style Equity	—	—
Russell Investment Funds
Aggressive Equity	—	—
Russell Investment Funds
Non-U.S.	—	—
Russell Investment Funds
Core Bond	—	1
Russell Investment Funds
Real Estate Securities	11	—

Total Due from Northwestern Mutual Life Insurance Company	$47	$21

Total Assets	$530,028	$522,829

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

	December 31
	2004	2003
LIABILITIES
Due to Participants
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock	$1	$—
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Small Cap Value	1	—
Northwestern Mutual Series Fund, Inc.
Aggressive Growth Stock	168	—
Northwestern Mutual Series Fund, Inc.
International Growth Stock	4	—
Northwestern Mutual Series Fund, Inc.
Franklin Templeton International Equity	52	—
Northwestern Mutual Series Fund, Inc.
AllianceBernstein Mid Cap Value ##	2	—
Northwestern Mutual Series Fund, Inc.
Index 400 Stock	2	—
Northwestern Mutual Series Fund, Inc.
Janus Capital Appreciation ##	—	—
Northwestern Mutual Series Fund, Inc.
Growth Stock	—	—
Northwestern Mutual Series Fund, Inc.
Large Cap Core Stock ^	1	10
Northwestern Mutual Series Fund, Inc.
Capital Guardian Domestic Equity	4	—
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Equity Income ##	—	—
Northwestern Mutual Series Fund, Inc.
Index 500 Stock	222	83
Northwestern Mutual Series Fund, Inc.
Asset Allocation	—	—
Northwestern Mutual Series Fund, Inc.
Balanced	476	492
Northwestern Mutual Series Fund, Inc.
High Yield Bond	—	—
Northwestern Mutual Series Fund, Inc.
Select Bond	5	5
Northwestern Mutual Series Fund, Inc.
Money Market	13	212
Fidelity Variable Insurance Products Fund III
VIP Mid Cap ##	2	—
Russell Investment Funds
Multi-Style Equity	2	—
Russell Investment Funds
Aggressive Equity	—	—
Russell Investment Funds
Non-U.S.	—	—
Russell Investment Funds
Core Bond	5	5
Russell Investment Funds
Real Estate Securities	5	—

Total Due To Participants	$965	$807

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

	December 31
	2004	2003
LIABILITIES CONTINUED
Due to Northwestern Mutual Life Insurance Company
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock	$—	$11
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Small Cap Value	—	—
Northwestern Mutual Series Fund, Inc.
Aggressive Growth Stock	24	2
Northwestern Mutual Series Fund, Inc.
International Growth Stock	1	—
Northwestern Mutual Series Fund, Inc.
Franklin Templeton International Equity	2	4
Northwestern Mutual Series Fund, Inc.
AllianceBernstein Mid Cap Value ##	—	—
Northwestern Mutual Series Fund, Inc.
Index 400 Stock	1	2
Northwestern Mutual Series Fund, Inc.
Janus Capital Appreciation ##	—	—
Northwestern Mutual Series Fund, Inc.
Growth Stock	1	1
Northwestern Mutual Series Fund, Inc.
Large Cap Core Stock ^	1	1
Northwestern Mutual Series Fund, Inc.
Capital Guardian Domestic Equity	—	—
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Equity Income ##	—	—
Northwestern Mutual Series Fund, Inc.
Index 500 Stock	92	9
Northwestern Mutual Series Fund, Inc.
Asset Allocation	—	—
Northwestern Mutual Series Fund, Inc.
Balanced	7	50
Northwestern Mutual Series Fund, Inc.
High Yield Bond	—	—
Northwestern Mutual Series Fund, Inc.
Select Bond	—	1
Northwestern Mutual Series Fund, Inc.
Money Market	—	—
Fidelity Variable Insurance Products Fund III
VIP Mid Cap ##	—	—
Russell Investment Funds
Multi-Style Equity	—	—
Russell Investment Funds
Aggressive Equity	1	1
Russell Investment Funds
Non-U.S.	1	—
Russell Investment Funds
Core Bond	—	—
Russell Investment Funds
Real Estate Securities	—	—

	$131	$82

Total Liabilities	$1,096	$889

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

EQUITY

Contracts Issued:

Prior to December 17, 1981

	2004	2003
Division
Small Cap Growth Stock	$259	$403
T. Rowe Price Small Cap Value	526	290
Aggressive Growth Stock	1,177	1,152
International Growth	87	36
Franklin Templeton International Equity	806	722
AllianceBernstein Mid Cap Value ##	18	9
Index 400 Stock	330	334
Janus Capital Appreciation ##	99	7
Growth Stock	438	721
Large Cap Core Stock ^	435	459
Capital Guardian Domestic Equity	289	98
T. Rowe Price Equity Income ##	25	6
Index 500 Stock	15,161	14,696
Asset Allocation	73	47
Balanced	11,986	12,685
High Yield Bond	95	159
Select Bond	4,339	4,903
Money Market	782	1,231
Fidelity VIP Mid Cap ##	84	36
Russell Multi-Style Equity	17	6
Russell Aggressive Equity	164	133
Russell Non-U.S.	53	34
Russell Core Bond	30	13
Russell Real Estate Securities	627	84

	$37,900	$38,264

Contracts Issued:

After December 16, 1981 and

Prior to March 31, 1995

	2004	2003
Division
Small Cap Growth Stock	$8,769	$12,067
T. Rowe Price Small Cap Value	4,190	2,095
Aggressive Growth Stock	35,086	38,024
International Growth	1,696	1,097
Franklin Templeton International Equity	23,520	19,828
AllianceBernstein Mid Cap Value ##	729	269
Index 400 Stock	6,120	5,804
Janus Capital Appreciation ##	602	53
Growth Stock	11,458	13,133
Large Cap Core Stock ^	8,063	9,347
Capital Guardian Domestic Equity	2,907	1,729
T. Rowe Price Equity Income ##	1,198	308
Index 500 Stock	42,620	44,487
Asset Allocation	3,222	2,451
Balanced	147,425	158,360
High Yield Bond	3,087	2,693
Select Bond	14,309	15,644
Money Market	8,868	10,273
Fidelity VIP Mid Cap ##	2,305	674
Russell Multi-Style Equity	3,015	2,461
Russell Aggressive Equity	2,332	2,347
Russell Non-U.S.	2,530	1,952
Russell Core Bond	1,471	995
Russell Real Estate Securities	5,080	2,646

	$340,602	$348,737

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

Contracts Issued:

On or After March 31, 1995

and Prior to March 31, 2000

Front Load Version

	2004	2003
Division
Small Cap Growth Stock	$785	$639
T. Rowe Price Small Cap Value	603	386
Aggressive Growth Stock	1,868	2,528
International Growth	374	242
Franklin Templeton International Equity	1,384	1,397
AllianceBernstein Mid Cap Value ##	96	42
Index 400 Stock	616	604
Janus Capital Appreciation ##	45	35
Growth Stock	1,091	1,042
Large Cap Core Stock ^	548	786
Capital Guardian Domestic Equity	462	268
T. Rowe Price Equity Income ##	84	6
Index 500 Stock	2,165	2,491
Asset Allocation	867	726
Balanced	2,768	2,658
High Yield Bond	377	356
Select Bond	1,515	1,257
Money Market	786	1,602
Fidelity VIP Mid Cap ##	85	14
Russell Multi-Style Equity	444	326
Russell Aggressive Equity	307	127
Russell Non-U.S.	487	262
Russell Core Bond	388	243
Russell Real Estate Securities	982	458

	$19,127	$18,495

Contracts Issued:

On or After March 31, 1995

and Prior to March 31, 2000

Back Load Version

	2004	2003
Division
Small Cap Growth Stock	$3,936	$3,743
T. Rowe Price Small Cap Value	1,333	1,044
Aggressive Growth Stock	13,025	12,890
International Growth	687	393
Franklin Templeton International Equity	6,524	5,672
AllianceBernstein Mid Cap Value ##	164	85
Index 400 Stock	3,239	2,796
Janus Capital Appreciation ##	183	65
Growth Stock	6,778	7,443
Large Cap Core Stock ^	4,013	4,269
Capital Guardian Domestic Equity	912	725
T. Rowe Price Equity Income ##	218	101
Index 500 Stock	14,986	15,060
Asset Allocation	1,199	888
Balanced	17,328	17,489
High Yield Bond	1,722	1,671
Select Bond	4,485	5,405
Money Market	2,832	3,765
Fidelity VIP Mid Cap ##	592	223
Russell Multi-Style Equity	1,429	1,207
Russell Aggressive Equity	1,228	790
Russell Non-U.S.	1,240	877
Russell Core Bond	892	751
Russell Real Estate Securities	1,808	1,109

	$90,753	$88,461

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

Contracts Issued:

On or After March 31, 2000

Front Load Version

	2004	2003
Division
Small Cap Growth Stock	$276	$182
T. Rowe Price Small Cap Value	149	51
Aggressive Growth Stock	421	201
International Growth	130	71
Franklin Templeton International Equity	311	155
AllianceBernstein Mid Cap Value ##	40	12
Index 400 Stock	320	235
Janus Capital Appreciation ##	3	2
Growth Stock	210	133
Large Cap Core Stock ^	275	240
Capital Guardian Domestic Equity	192	89
T. Rowe Price Equity Income ##	51	34
Index 500 Stock	568	272
Asset Allocation	802	180
Balanced	201	193
High Yield Bond	102	107
Select Bond	301	204
Money Market	229	175
Fidelity VIP Mid Cap ##	173	25
Russell Multi-Style Equity	298	71
Russell Aggressive Equity	104	54
Russell Non-U.S.	224	87
Russell Core Bond	155	62
Russell Real Estate Securities	349	141

	$5,884	$2,976

Contracts Issued:

On or After March 31, 2000

Back Load Version

	2004	2003
Division
Small Cap Growth Stock	$1,854	$1,433
T. Rowe Price Small Cap Value	1,048	706
Aggressive Growth Stock	2,846	2,291
International Growth	789	394
Franklin Templeton International Equity	2,046	1,278
AllianceBernstein Mid Cap Value ##	183	27
Index 400 Stock	2,042	1,561
Janus Capital Appreciation ##	129	29
Growth Stock	2,604	2,068
Large Cap Core Stock ^	935	772
Capital Guardian Domestic Equity	961	625
T. Rowe Price Equity Income ##	189	29
Index 500 Stock	4,421	3,560
Asset Allocation	1,016	523
Balanced	4,980	3,606
High Yield Bond	772	439
Select Bond	2,395	1,835
Money Market	1,071	1,154
Fidelity VIP Mid Cap ##	480	58
Russell Multi-Style Equity	659	476
Russell Aggressive Equity	403	312
Russell Non-U.S.	506	338
Russell Core Bond	591	410
Russell Real Estate Securities	1,746	1,083

	$34,666	$25,007

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	Investment Income
DIVISION	Dividend Income	Annuity Rate and Expense Guarantees	Net Investment Income (Loss)
Year Ended December 31, 2004
Small Cap Growth Stock	$—	($203)	($203)
T. Rowe Price Small Cap Value	12	(63)	(51)
Aggressive Growth Stock	—	(651)	(651)
International Growth Stock	21	(32)	(11)
Franklin Templeton International Equity	531	(365)	166
AllianceBernstein Mid Cap Value	9	(9)	—
Index 400 Stock	79	(138)	(59)
Janus Capital Appreciation	1	(5)	(4)
Growth Stock	163	(278)	(115)
Large Cap Core Stock ^	142	(174)	(32)
Capital Guardian Domestic Equity	71	(50)	21
T. Rowe Price Equity Income	20	(11)	9
Index 500 Stock	1,046	(886)	160
Asset Allocation	—	(64)	(64)
Balanced	4,900	(2,278)	2,622
High Yield Bond	399	(67)	332
Select Bond	1,141	(312)	829
Money Market	230	(185)	45
Fidelity VIP Mid Cap	—	(22)	(22)
Russell Multi-Style Equity	37	(59)	(22)
Russell Aggressive Equity	7	(50)	(43)
Russell Non-U.S	87	(47)	40
Russell Core Bond	73	(33)	40
Russell Real Estate Securities	168	(82)	86

Year Ended December 31, 2003
Small Cap Growth Stock	$—	($187)	($187)
T. Rowe Price Small Cap Value	—	(36)	(36)
Aggressive Growth Stock	—	(640)	(640)
International Growth Stock	14	(14)	—
Franklin Templeton International Equity	408	(284)	124
AllianceBernstein Mid Cap Value ##	2	(2)	—
Index 400 Stock	66	(107)	(41)
Janus Capital Appreciation ##	—	(1)	(1)
Growth Stock	194	(280)	(86)
Large Cap Core Stock ^	139	(167)	(28)
Capital Guardian Domestic Equity	47	(26)	21
T. Rowe Price Equity Income ##	4	(2)	2
Index 500 Stock	1,074	(815)	259
Asset Allocation	78	(39)	39
Balanced	6,026	(2,229)	3,797
High Yield Bond	11	(59)	(48)
Select Bond	1,248	(358)	890
Money Market	300	(280)	20
Fidelity VIP Mid Cap ##	—	(4)	(4)
Russell Multi-Style Equity	26	(41)	(15)
Russell Aggressive Equity	3	(33)	(30)
Russell Non-U.S	78	(31)	47
Russell Core Bond	92	(31)	61
Russell Real Estate Securities	227	(48)	179

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF OPERATIONS CONTINUED

(IN THOUSANDS)

	Realized and Unrealized Gain (Loss) on Investments
DIVISION	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation) of Investments During the Period	Net Gain (Loss) on Investments	Increase in Equity Derived from Investment Activity
Year Ended December 31, 2004
Small Cap Growth Stock	$201	$2,472	$2,673	$2,470
T. Rowe Price Small Cap Value	535	792	1,327	1,276
Aggressive Growth Stock	(3,024)	10,089	7,065	6,414
International Growth Stock	247	341	588	577
Franklin Templeton International Equity	(394)	5,476	5,082	5,248
AllianceBernstein Mid Cap Value	122	27	149	149
Index 400 Stock	402	1,301	1,703	1,644
Janus Capital Appreciation	3	91	94	90
Growth Stock	(1,242)	2,541	1,299	1,184
Large Cap Core Stock ^	(1,498)	2,498	1,000	968
Capital Guardian Domestic Equity	437	232	669	690
T. Rowe Price Equity Income	65	78	143	152
Index 500 Stock	1,945	4,979	6,924	7,084
Asset Allocation	112	525	637	573
Balanced	8,149	1,060	9,209	11,831
High Yield Bond	(101)	397	296	628
Select Bond	1,167	(1,004)	163	992
Money Market	—	—	—	45
Fidelity VIP Mid Cap	75	457	532	510
Russell Multi-Style Equity	(159)	626	467	445
Russell Aggressive Equity	514	36	550	507
Russell Non-U.S	(75)	731	656	696
Russell Core Bond	77	(15)	62	102
Russell Real Estate Securities	1,089	1,138	2,227	2,313

Year Ended December 31, 2003
Small Cap Growth Stock	($817)	$5,347	$4,530	$4,343
T. Rowe Price Small Cap Value	(87)	1,067	980	944
Aggressive Growth Stock	(4,723)	16,613	11,890	11,250
International Growth Stock	—	469	469	469
Franklin Templeton International Equity	(1,889)	9,917	8,028	8,152
AllianceBernstein Mid Cap Value ##	12	58	70	70
Index 400 Stock	(344)	3,079	2,735	2,694
Janus Capital Appreciation ##	1	14	15	14
Growth Stock	(2,074)	5,970	3,896	3,810
Large Cap Core Stock ^	(1,905)	4,887	2,982	2,954
Capital Guardian Domestic Equity	(141)	803	662	683
T. Rowe Price Equity Income ##	8	30	38	40
Index 500 Stock	(1,048)	18,294	17,246	17,505
Asset Allocation	(81)	701	620	659
Balanced	(550)	25,366	24,816	28,613
High Yield Bond	(321)	1,567	1,246	1,198
Select Bond	1,416	(949)	467	1,357
Money Market	—	—	—	20
Fidelity VIP Mid Cap ##	46	96	142	138
Russell Multi-Style Equity	(338)	1,264	926	911
Russell Aggressive Equity	(83)	1,207	1,124	1,094
Russell Non-U.S	(389)	1,237	848	895
Russell Core Bond	119	(56)	63	124
Russell Real Estate Securities	121	1,025	1,146	1,325

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF OPERATIONS CONTINUED

(IN THOUSANDS)

	Investment Income
DIVISION	Dividend Income	Annuity Rate and Expense Guarantees	Net Investment Income (Loss)
Year Ended December 31, 2002
Small Cap Growth Stock	$26	($198)	($172)
T Rowe Price Small Cap Value	14	(26)	(12)
Aggressive Growth Stock	61	(766)	(705)
International Growth Stock	3	(5)	(2)
Franklin Templeton International Equity	574	(327)	247
Index 400 Stock	76	(109)	(33)
Growth Stock	324	(337)	(13)
Large Cap Core Stock ^	170	(212)	(42)
Capital Guardian Domestic Equity	20	(12)	8
Index 500 Stock	1,197	(976)	221
Asset Allocation	45	(22)	23
Balanced	7,949	(2,466)	5,483
High Yield Bond	456	(55)	401
Select Bond	1,181	(299)	882
Money Market	440	(304)	136
Russell Multi-Style Equity	22	(41)	(19)
Russell Aggressive Equity	—	(29)	(29)
Russell Non-U.S.	41	(32)	9
Russell Core Bond	55	(23)	32
Russell Real Estate Securities	142	(30)	112

	Realized and Unrealized Gain (Loss) on Investments
DIVISION	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation) of Investments During the Period	Net Gain (Loss) on Investments	Increase (Decrease) in Equity Derived from Investment Activity
Year Ended December 31, 2002
Small Cap Growth Stock	($785)	($2,610)	($3,395)	($3,567)
T. Rowe Price Small Cap Value	(73)	(329)	(402)	(414)
Aggressive Growth Stock	(4,414)	(10,937)	(15,351)	(16,056)
International Growth Stock	(3)	(59)	(62)	(64)
Franklin Templeton International Equity	(2,073)	(3,472)	(5,545)	(5,298)
Index 400 Stock	(352)	(1,217)	(1,569)	(1,602)
Growth Stock	(1,842)	(5,170)	(7,012)	(7,025)
Large Cap Core Stock ^	(2,738)	(3,694)	(6,432)	(6,474)
Capital Guardian Domestic Equity	(54)	(248)	(302)	(294)
Index 500 Stock	483	(23,945)	(23,462)	(23,241)
Asset Allocation	(35)	(244)	(279)	(256)
Balanced	(1,610)	(23,128)	(24,738)	(19,255)
High Yield Bond	(439)	(179)	(618)	(217)
Select Bond	437	1,426	1,863	2,745
Money Market	—	—	—	136
Russell Multi-Style Equity	(547)	(495)	(1,042)	(1,061)
Russell Aggressive Equity	(133)	(409)	(542)	(571)
Russell Non-U.S.	(459)	(80)	(539)	(530)
Russell Core Bond	85	26	111	143
Russell Real Estate Securities	3	(90)	(87)	25

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The Accompanying Notes are an Integral Part of the Financial Statements

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Operations
DIVISION	Net Investment Income (Loss)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Increase in Equity Derived from Equity Transactions
Year Ended December 31, 2004
Small Cap Growth Stock	($203)	$201	$2,472	$2,470
T. Rowe Price Small Cap Value	(51)	535	792	1,276
Aggressive Growth Stock	(651)	(3,024)	10,089	6,414
International Growth Stock	(11)	247	341	577
Franklin Templeton International Equity	166	(394)	5,476	5,248
AllianceBernstein Mid Cap Value	—	122	27	149
Index 400 Stock	(59)	402	1,301	1,644
Janus Capital Appreciation	(4)	3	91	90
Growth Stock	(115)	(1,242)	2,541	1,184
Large Cap Core Stock ^	(32)	(1,498)	2,498	968
Capital Guardian Domestic Equity	21	437	232	690
T. Rowe Price Equity Income	9	65	78	152
Index 500 Stock	160	1,945	4,979	7,084
Asset Allocation	(64)	112	525	573
Balanced	2,622	8,149	1,060	11,831
High Yield Bond	332	(101)	397	628
Select Bond	829	1,167	(1,004)	992
Money Market	45	—	—	45
Fidelity VIP Mid Cap	(22)	75	457	510
Russell Multi-Style Equity	(22)	(159)	626	445
Russell Aggressive Equity	(43)	514	36	507
Russell Non-U.S.	40	(75)	731	696
Russell Core Bond	40	77	(15)	102
Russell Real Estate Securities	86	1,089	1,138	2,313

Year Ended December 31, 2003
Small Cap Growth Stock	($187)	($817)	$5,347	$4,343
T. Rowe Price Small Cap Value	(36)	(87)	1,067	944
Aggressive Growth Stock	(640)	(4,723)	16,613	11,250
International Growth Stock	—	—	469	469
Franklin Templeton International Equity	124	(1,889)	9,917	8,152
AllianceBernstein Mid Cap Value ##	—	12	58	70
Index 400 Stock	(41)	(344)	3,079	2,694
Janus Capital Appreciation ##	(1)	1	14	14
Growth Stock	(86)	(2,074)	5,970	3,810
Large Cap Core Stock ^	(28)	(1,905)	4,887	2,954
Capital Guardian Domestic Equity	21	(141)	803	683
T. Rowe Price Equity Income ##	2	8	30	40
Index 500 Stock	259	(1,048)	18,294	17,505
Asset Allocation	39	(81)	701	659
Balanced	3,797	(550)	25,366	28,613
High Yield Bond	(48)	(321)	1,567	1,198
Select Bond	890	1,416	(949)	1,357
Money Market	20	—	—	20
Fidelity VIP Mid Cap ##	(4)	46	96	138
Russell Multi-Style Equity	(15)	(338)	1,264	911
Russell Aggressive Equity	(30)	(83)	1,207	1,094
Russell Non-U.S.	47	(389)	1,237	895
Russell Core Bond	61	119	(56)	124
Russell Real Estate Securities	179	121	1,025	1,325

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity Transactions
DIVISION	Contract Owners’ Net Payments	Annuity Payments	Surrenders and Other (net)	Transfers from Other Divisions or Sponsor	Transfers to Other Divisions or Sponsor	Increase (Decrease) in Equity Derived from Equity Transactions
Year Ended December 31, 2004
Small Cap Growth Stock	$1,625	($11)	($3,840)	$5,689	($8,520)	($5,057)
T. Rowe Price Small Cap Value	640	(11)	(950)	5,546	(3,224)	2,001
Aggressive Growth Stock	3,797	(27)	(8,888)	6,259	(10,219)	(9,078)
International Growth Stock	392	(1)	(573)	3,499	(2,363)	954
Franklin Templeton International Equity	2,324	(22)	(4,554)	9,631	(7,087)	292
AllianceBernstein Mid Cap Value	116	(2)	(38)	1,410	(848)	638
Index 400 Stock	1,346	(11)	(1,544)	5,657	(5,760)	(312)
Janus Capital Appreciation	73	—	(6)	1,091	(377)	781
Growth Stock	2,208	(4)	(3,482)	5,240	(7,107)	(3,145)
Large Cap Core Stock ^	1,205	(87)	(3,027)	3,029	(3,692)	(2,572)
Capital Guardian Domestic Equity	604	(10)	(419)	5,010	(3,687)	1,498
T. Rowe Price Equity Income	179	(4)	(11)	2,193	(1,228)	1,129
Index 500 Stock	4,691	(238)	(11,391)	13,834	(14,627)	(7,731)
Asset Allocation	1,403	—	(648)	3,717	(2,681)	1,791
Balanced	9,139	(652)	(26,742)	7,080	(10,957)	(22,132)
High Yield Bond	608	(5)	(756)	3,476	(3,221)	102
Select Bond	2,238	(72)	(4,264)	10,355	(11,153)	(2,896)
Money Market	2,590	(25)	(3,062)	7,876	(11,057)	(3,678)
Fidelity VIP Mid Cap	360	—	(204)	3,001	(978)	2,179
Russell Multi-Style Equity	788	(6)	(487)	4,508	(3,932)	871
Russell Aggressive Equity	399	—	(447)	3,173	(2,858)	267
Russell Non-U.S.	541	(2)	(468)	4,554	(3,832)	793
Russell Core Bond	465	—	(393)	3,495	(2,616)	951
Russell Real Estate Securities	1,240	(15)	(675)	7,510	(5,302)	2,758

Year Ended December 31, 2003
Small Cap Growth Stock	$1,691	($2)	($1,913)	$4,438	($4,512)	($298)
T. Rowe Price Small Cap Value	622	—	(446)	2,709	(1,951)	934
Aggressive Growth Stock	4,213	(28)	(7,671)	5,148	(7,808)	(6,146)
International Growth Stock	231	—	(37)	1,930	(959)	1,165
Franklin Templeton International Equity	1,961	(13)	(3,483)	4,587	(4,662)	(1,610)
AllianceBernstein Mid Cap Value ##	66	—	(2)	457	(148)	373
Index 400 Stock	1,217	(4)	(1,769)	4,785	(3,911)	318
Janus Capital Appreciation ##	39	—	(9)	154	(8)	176
Growth Stock	2,312	(3)	(3,795)	4,018	(5,293)	(2,761)
Large Cap Core Stock ^	1,434	(71)	(2,308)	2,136	(1,989)	(798)
Capital Guardian Domestic Equity	424	(10)	(380)	3,099	(1,951)	1,182
T. Rowe Price Equity Income ##	55	—	(4)	526	(133)	444
Index 500 Stock	5,066	(228)	(11,228)	10,444	(10,285)	(6,231)
Asset Allocation	913	—	(683)	2,154	(1,025)	1,359
Balanced	9,659	(600)	(21,746)	8,516	(10,744)	(14,915)
High Yield Bond	588	(18)	(732)	2,767	(2,645)	(40)
Select Bond	2,723	(86)	(5,006)	9,655	(10,829)	(3,543)
Money Market	4,170	(37)	(6,679)	8,733	(14,593)	(8,406)
Fidelity VIP Mid Cap ##	96	—	(11)	1,340	(533)	892
Russell Multi-Style Equity	464	(6)	(443)	2,871	(2,355)	531
Russell Aggressive Equity	337	—	(706)	3,366	(2,546)	451
Russell Non-U.S.	339	(2)	(450)	2,550	(2,092)	345
Russell Core Bond	277	—	(487)	2,278	(2,023)	45
Russell Real Estate Securities	736	(3)	(531)	3,665	(2,728)	1,139

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity
DIVISION	Net Increase (Decrease) in Equity	Beginning of Period	End of Period
Year Ended December 31, 2004
Small Cap Growth Stock	($2,587)	$18,466	$15,879
T. Rowe Price Small Cap Value	3,277	4,572	7,849
Aggressive Growth Stock	(2,664)	57,087	54,423
International Growth Stock	1,531	2,232	3,763
Franklin Templeton International Equity	5,540	29,051	34,591
AllianceBernstein Mid Cap Value ##	787	443	1,230
Index 400 Stock	1,332	11,335	12,667
Janus Capital Appreciation ##	871	190	1,061
Growth Stock	(1,961)	24,540	22,579
Large Cap Core Stock ^	(1,604)	15,873	14,269
Capital Guardian Domestic Equity	2,188	3,535	5,723
T. Rowe Price Equity Income ##	1,281	484	1,765
Index 500 Stock	(647)	80,568	79,921
Asset Allocation	2,364	4,815	7,179
Balanced	(10,301)	194,989	184,688
High Yield Bond	730	5,425	6,155
Select Bond	(1,904)	29,248	27,344
Money Market	(3,633)	18,201	14,568
Fidelity VIP Mid Cap ##	2,689	1,030	3,719
Russell Multi-Style Equity	1,316	4,546	5,862
Russell Aggressive Equity	774	3,764	4,538
Russell Non-U.S.	1,489	3,551	5,040
Russell Core Bond	1,053	2,474	3,527
Russell Real Estate Securities	5,071	5,521	10,592

Year Ended December 31, 2003
Small Cap Growth Stock	$4,045	$14,421	$18,466
T. Rowe Price Small Cap Value	1,878	2,694	4,572
Aggressive Growth Stock	5,104	51,983	57,087
International Growth Stock	1,634	598	2,232
Franklin Templeton International Equity	6,542	22,509	29,051
AllianceBernstein Mid Cap Value ##	443	—	443
Index 400 Stock	3,012	8,323	11,335
Janus Capital Appreciation ##	190	—	190
Growth Stock	1,049	23,491	24,540
Large Cap Core Stock ^	2,156	13,717	15,873
Capital Guardian Domestic Equity	1,865	1,670	3,535
T. Rowe Price Equity Income ##	484	—	484
Index 500 Stock	11,274	69,294	80,568
Asset Allocation	2,018	2,797	4,815
Balanced	13,698	181,291	194,989
High Yield Bond	1,158	4,267	5,425
Select Bond	(2,186)	31,434	29,248
Money Market	(8,386)	26,587	18,201
Fidelity VIP Mid Cap ##	1,030	—	1,030
Russell Multi-Style Equity	1,442	3,104	4,546
Russell Aggressive Equity	1,545	2,219	3,764
Russell Non-U.S .	1,240	2,311	3,551
Russell Core Bond	169	2,305	2,474
Russell Real Estate Securities	2,464	3,057	5,521

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Operations
DIVISION	Net Investment Income (Loss)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Increase (Decrease) in Equity Derived from Equity Transactions
Year Ended December 31, 2002
Small Cap Growth Stock	($172)	($785)	($2,610)	($3,567)
T. Rowe Price Small Cap Value	(12)	(73)	(329)	(414)
Aggressive Growth Stock	(705)	(4,414)	(10,937)	(16,056)
International Growth Stock	(2)	(3)	(59)	(64)
Franklin Templeton International Equity	247	(2,073)	(3,472)	(5,298)
Index 400 Stock	(33)	(352)	(1,217)	(1,602)
Growth Stock	(13)	(1,842)	(5,170)	(7,025)
Large Cap Core Stock ^	(42)	(2,738)	(3,694)	(6,474)
Capital Guardian Domestic Equity	8	(54)	(248)	(294)
Index 500 Stock	221	483	(23,945)	(23,241)
Asset Allocation	23	(35)	(244)	(256)
Balanced	5,483	(1,610)	(23,128)	(19,255)
High Yield Bond	401	(439)	(179)	(217)
Select Bond	882	437	1,426	2,745
Money Market	136	—	—	136
Russell Multi-Style Equity	(19)	(547)	(495)	(1,061)
Russell Aggressive Equity	(29)	(133)	(409)	(571)
Russell Non-U.S.	9	(459)	(80)	(530)
Russell Core Bond	32	85	26	143
Russell Real Estate Securities	112	3	(90)	25

	Equity Transactions
DIVISION	Contract Owners’ Net Payments	Annuity Payments	Surrenders and Other (net)	Transfers from Other Divisions or Sponsor	Transfers to Other Divisions or Sponsor	Increase (Decrease) in Equity Derived from Equity Transactions
Year Ended December 31, 2002
Small Cap Growth Stock	$1,990	($2)	($1,772)	$5,993	($3,844)	$2,365
T. Rowe Price Small Cap Value	744	(21)	(399)	4,185	(1,985)	2,524
Aggressive Growth Stock	5,565	(30)	(9,556)	5,187	(10,758)	(9,592)
International Growth Stock	198	—	(15)	678	(356)	505
Franklin Templeton International Equity	2,567	(14)	(4,346)	3,446	(4,630)	(2,977)
Index 400 Stock	1,618	(14)	(1,479)	4,135	(3,493)	767
Growth Stock	3,233	(4)	(3,860)	3,299	(4,869)	(2,201)
Large Cap Core Stock ^	2,184	(51)	(3,074)	2,022	(3,947)	(2,866)
Capital Guardian Domestic Equity	449	—	(121)	2,055	(709)	1,674
Index 500 Stock	6,935	(273)	(14,951)	8,032	(12,115)	(12,372)
Asset Allocation	578	—	(147)	2,148	(326)	2,253
Balanced	11,208	(640)	(31,038)	8,932	(16,839)	(28,377)
High Yield Bond	633	(4)	(895)	1,378	(1,636)	(524)
Select Bond	2,605	(82)	(4,465)	11,827	(4,953)	4,932
Money Market	4,308	(34)	(8,347)	17,060	(13,683)	(696)
Russell Multi-Style Equity	566	(7)	(651)	2,286	(2,140)	54
Russell Aggressive Equity	320	—	(210)	1,428	(1,623)	(85)
Russell Non-U.S.	361	(2)	(356)	1,492	(1,516)	(21)
Russell Core Bond	299	—	(469)	1,570	(739)	661
Russell Real Estate Securities	597	(8)	(375)	2,817	(1,819)	1,212

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

NML VARIABLE ANNUITY ACCOUNT A

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity
DIVISION	Net Increase (Decrease) in Equity	Beginning of Period	End of Period
Year Ended December 31, 2002
Small Cap Growth Stock	($1,202)	$15,623	$14,421
T. Rowe Price Small Cap Value	2,110	584	2,694
Aggressive Growth Stock	(25,648)	77,631	51,983
International Growth Stock	441	157	598
Franklin Templeton International Equity	(8,275)	30,784	22,509
Index 400 Stock	(835)	9,158	8,323
Growth Stock	(9,226)	32,717	23,491
Large Cap Core Stock ^	(9,340)	23,057	13,717
Capital Guardian Domestic Equity	1,380	290	1,670
Index 500 Stock	(35,613)	104,907	69,294
Asset Allocation	1,997	800	2,797
Balanced	(47,632)	228,923	181,291
High Yield Bond	(741)	5,008	4,267
Select Bond	7,677	23,757	31,434
Money Market	(560)	27,147	26,587
Russell Multi-Style Equity	(1,007)	4,111	3,104
Russell Aggressive Equity	(656)	2,875	2,219
Russell Non-U.S.	(551)	2,862	2,311
Russell Core Bond	804	1,501	2,305
Russell Real Estate Securities	1,237	1,820	3,057

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The Accompanying Notes are an Integral Part of the Financial Statements

NML VARIABLE ANNUITY ACCOUNT A

FINANCIAL HIGHLIGHTS

(FOR A UNIT OUTSTANDING DURING THE PERIOD)

DIVISION	UNIT VALUE, AS OF PERIOD END (3), LOWEST TO HIGHEST			DIVIDEND INCOME AS A % OF AVERAGE NET ASSETS (4)	EXPENSE RATIO LOWEST TO HIGHEST	TOTAL RETURN (5), LOWEST TO HIGHEST
Small Cap Growth Stock
Year Ended 12/31/04	$1.100014	to	$2.409091	0.00%	.40% to 1.25%	17.32%	to	18.33%
Year Ended 12/31/03	$0.930572	to	$2.035993	0.00%	.40% to 1.25%	31.41%	to	32.53%
Year Ended 12/31/02	$0.702869	to	$1.536295	0.16%	.40% to 1.25%	(19.44)%	to	(18.75)%
Year Ended 12/31/01	$0.865935	to	$1.890848	0.01%	.40% to 1.25%	(4.97)%	to	(4.15)%
T. Rowe Price Small Cap Value (1)
Year Ended 12/31/04	$1.549988	to	$1.595527	0.20%	.40% to 1.25%	23.02%	to	24.07%
Year Ended 12/31/03	$1.259912	to	$1.298296	0.00%	.40% to 1.25%	33.48%	to	34.61%
Year Ended 12/31/02	$0.943905	to	$0.955324	0.57%	.40% to 1.25%	(6.75)%	to	(5.96)%
Period Ended 12/31/01	$1.012260	to	$1.015860	0.44%	.40% to 1.25%	1.23%	to	1.59%
Aggressive Growth Stock
Year Ended 12/31/04	$0.795400	to	$5.207047	0.00%	.40% to 1.25%	12.80%	to	13.76%
Year Ended 12/31/03	$0.699892	to	$4.593218	0.00%	.40% to 1.25%	23.15%	to	24.19%
Year Ended 12/31/02	$0.564112	to	$3.711325	0.10%	.40% to 1.25%	(22.13)%	to	(21.47)%
Year Ended 12/31/01	$0.719033	to	$0.474234	0.11%	.40% to 1.25%	(20.88)%	to	(20.20)%
International Growth Stock (1)
Year Ended 12/31/04	$1.286123	to	$1.323909	0.73%	.40% to 1.25%	20.08%	to	21.10%
Year Ended 12/31/03	$1.071062	to	$1.093220	1.09%	.40% to 1.25%	37.27%	to	38.43%
Year Ended 12/31/02	$0.780276	to	$0.789715	0.73%	.40% to 1.25%	(13.42)%	to	(12.69)%
Period Ended 12/31/01	$0.901258	to	$0.904464	0.00%	.40% to 1.25%	(9.87)%	to	(9.55)%
Franklin Templeton International Equity
Year Ended 12/31/04	$1.161941	to	$2.702895	1.73%	.40% to 1.25%	17.85%	to	18.85%
Year Ended 12/31/03	$0.978611	to	$2.282107	1.70%	.40% to 1.25%	38.72%	to	39.90%
Year Ended 12/31/02	$0.700185	to	$1.636881	2.12%	.40% to 1.25%	(18.43)%	to	(17.73)%
Year Ended 12/31/01	$0.851962	to	$1.996677	1.81%	.40% to 1.25%	(15.07)%	to	(14.35)%
AllianceBernstein Mid Cap Value (2)
Year Ended 12/31/04	$1.547558	to	$1.569608	1.09%	.40% to 1.25%	17.19%	to	18.19%
Period Ended 12/31/03	$1.320512	to	$1.328001	0.84%	.40% to 1.25%	32.05%	to	32.80%
Index 400 Stock
Year Ended 12/31/04	$1.352705	to	$1.722759	0.67%	.40% to 1.25%	14.82%	to	15.80%
Year Ended 12/31/03	$1.169318	to	$1.487736	0.72%	.40% to 1.25%	33.34%	to	34.47%
Year Ended 12/31/02	$0.870423	to	$1.106344	0.82%	.40% to 1.25%	(15.60)%	to	(14.88)%
Year Ended 12/31/01	$1.023646	to	$1.299809	0.01%	.40% to 1.25%	(1.90)%	to	(1.06)%
Janus Capital Appreciation (2)
Year Ended 12/31/04	$1.405312	to	$1.425327	0.16%	.40% to 1.25%	18.19%	to	19.19%
Period Ended 12/31/03	$1.189063	to	$1.195801	0.11%	.40% to 1.25%	18.91%	to	19.58%
Growth Stock
Year Ended 12/31/04	$0.774425	to	$2.508557	0.70%	.40% to 1.25%	5.34%	to	6.24%
Year Ended 12/31/03	$0.729643	to	$2.369404	0.83%	.40% to 1.25%	17.47%	to	18.47%
Year Ended 12/31/02	$0.616498	to	$2.006974	1.16%	.40% to 1.25%	(21.81)%	to	(21.15)%
Year Ended 12/31/01	$0.782628	to	$2.554121	0.78%	.40% to 1.25%	(15.29)%	to	(14.56)%
Large Cap Core Stock (6)
Year Ended 12/31/04	$0.772557	to	$2.070897	0.97%	.40% to 1.25%	6.82%	to	7.73%
Year Ended 12/31/03	$0.717843	to	$1.929029	0.97%	.40% to 1.25%	22.51%	to	23.56%
Year Ended 12/31/02	$0.581563	to	$1.566688	0.96%	.40% to 1.25%	(29.09)%	to	(28.49)%
Year Ended 12/31/01	$0.814020	to	$2.198364	0.80%	.40% to 1.25%	(8.92)%	to	(8.14)%
Capital Guardian Domestic Equity (1)
Year Ended 12/31/04	$1.159280	to	$1.193398	1.60%	.40% to 1.25%	15.40%	to	16.38%
Year Ended 12/31/03	$1.004585	to	$1.025423	2.02%	.40% to 1.25%	32.74%	to	33.87%
Year Ended 12/31/02	$0.756787	to	$0.765966	1.82%	.40% to 1.25%	(22.22)%	to	(21.56)%
Period Ended 12/31/01	$0.973004	to	$0.976476	0.72%	.40% to 1.25%	(2.70)%	to	(2.35)%
T. Rowe Price Equity Income (2)
Year Ended 12/31/04	$1.394433	to	$1.414287	1.92%	.40% to 1.25%	13.73%	to	14.70%
Period Ended 12/31/03	$1.226098	to	$1.233047	2.70%	.40% to 1.25%	22.61%	to	23.30%
Index 500 Stock
Year Ended 12/31/04	$0.850261	to	$4.327836	1.34%	.40% to 1.25%	9.32%	to	10.26%
Year Ended 12/31/03	$0.771935	to	$3.938953	1.49%	.40% to 1.25%	26.84%	to	27.92%
Year Ended 12/31/02	$0.604035	to	$3.089894	1.40%	.40% to 1.25%	(23.04)%	to	(22.38)%
Year Ended 12/31/01	$0.779001	to	$3.994853	1.32%	.40% to 1.25%	(12.98)%	to	(12.23)%

NML VARIABLE ANNUITY ACCOUNT A

FINANCIAL HIGHLIGHTS CONTINUED

(FOR A UNIT OUTSTANDING DURING THE PERIOD)

DIVISION	UNIT VALUE, AS OF PERIOD END (3), LOWEST TO HIGHEST			DIVIDEND INCOME AS A % OF AVERAGE NET ASSETS (4)	EXPENSE RATIO LOWEST TO HIGHEST	TOTAL RETURN (5), LOWEST TO HIGHEST
Asset Allocation(1)
Year Ended 12/31/04	$1.117219	to	$1.150060	0.00%	.40% to 1.25%	8.65%	to	9.58%
Year Ended 12/31/03	$1.028260	to	$1.049545	2.12%	.40% to 1.25%	19.13%	to	20.14%
Year Ended 12/31/02	$0.863125	to	$0.873571	2.26%	.40% to 1.25%	(11.37)%	to	(10.62)%
Period Ended 12/31/01	$0.973862	to	$0.977328	1.20%	.40% to 1.25%	(2.61)%	to	(2.27)%
Balanced
Year Ended 12/31/04	$1.087384	to	$8.920173	2.61%	.40% to 1.25%	6.55%	to	7.46%
Year Ended 12/31/03	$1.012887	to	$8.329807	3.25%	.40% to 1.25%	16.53%	to	17.52%
Year Ended 12/31/02	$0.862735	to	$7.112654	3.92%	.40% to 1.25%	(8.68)%	to	(7.91)%
Year Ended 12/31/01	$0.937735	to	$7.750204	4.26%	.40% to 1.25%	(4.36)%	to	(3.54)%
High Yield Bond
Year Ended 12/31/04	$1.401540	to	$2.132449	6.98%	.40% to 1.25%	11.36%	to	12.31%
Year Ended 12/31/03	$1.249172	to	$1.905353	0.21%	.40% to 1.25%	27.46%	to	28.54%
Year Ended 12/31/02	$0.972766	to	$1.487426	9.94%	.40% to 1.25%	(4.10)%	to	(3.28)%
Year Ended 12/31/01	$1.006773	to	$1.543249	10.16%	.40% to 1.25%	3.72%	to	4.61%
Select Bond
Year Ended 12/31/04	$1.445569	to	$11.003992	4.10%	.40% to 1.25%	3.44%	to	4.33%
Year Ended 12/31/03	$1.386996	to	$10.584441	3.93%	.40% to 1.25%	4.18%	to	5.07%
Year Ended 12/31/02	$1.321394	to	$10.108841	4.40%	.40% to 1.25%	10.70%	to	11.64%
Year Ended 12/31/01	$1.184790	to	$9.086342	5.71%	.40% to 1.25%	8.99%	to	9.92%
Money Market
Year Ended 12/31/04	$1.110318	to	$3.066057	1.42%	.40% to 1.25%	0.17%	to	1.03%
Year Ended 12/31/03	$1.100118	to	$3.045469	1.26%	.40% to 1.25%	(0.02)%	to	0.83%
Year Ended 12/31/02	$1.092171	to	$3.030949	1.65%	.40% to 1.25%	0.39%	to	1.25%
Year Ended 12/31/01	$1.079788	to	$3.004024	3.80%	.40% to 1.25%	2.62%	to	3.50%
Fidelity VIP Mid Cap (2)
Year Ended 12/31/04	$1.717354	to	$1.741819	0.00%	.40% to 1.25%	23.11%	to	24.16%
Period Ended 12/31/03	$1.395022	to	$1.402932	0.00%	.40% to 1.25%	39.50%	to	40.29%
Russell Multi-Style Equity
Year Ended 12/31/04	$0.804386	to	$0.860463	0.73%	.40% to 1.25%	8.44%	to	9.37%
Year Ended 12/31/03	$0.736202	to	$0.786751	0.72%	.40% to 1.25%	27.26%	to	28.34%
Year Ended 12/31/02	$0.574187	to	$0.613006	0.60%	.40% to 1.25%	(24.14)%	to	(23.50)%
Year Ended 12/31/01	$0.751294	to	$0.801293	0.46%	.40% to 1.25%	(15.28)%	to	(14.55)%
Russell Aggressive Equity
Year Ended 12/31/04	$1.203942	to	$1.421771	0.17%	.40% to 1.25%	13.30%	to	14.27%
Year Ended 12/31/03	$1.054631	to	$1.244218	0.11%	.40% to 1.25%	43.79%	to	45.01%
Year Ended 12/31/02	$0.727980	to	$0.857996	0.00%	.40% to 1.25%	(20.06)%	to	(19.38)%
Year Ended 12/31/01	$0.903873	to	$1.064253	0.11%	.40% to 1.25%	(3.58)%	to	(2.76)%
Russell Non-U.S.
Year Ended 12/31/04	$0.905783	to	$1.138748	2.07%	.40% to 1.25%	16.83%	to	17.82%
Year Ended 12/31/03	$0.769505	to	$0.966479	2.94%	.40% to 1.25%	37.07%	to	38.23%
Year Ended 12/31/02	$0.557227	to	$0.699179	1.48%	.40% to 1.25%	(16.20)%	to	(15.49)%
Year Ended 12/31/01	$0.659991	to	$0.827309	0.60%	.40% to 1.25%	(23.00)%	to	(22.34)%
Russell Core Bond
Year Ended 12/31/04	$1.319453	to	$1.384409	2.44%	.40% to 1.25%	3.36%	to	4.24%
Year Ended 12/31/03	$1.276523	to	$1.328054	3.47%	.40% to 1.25%	4.83%	to	5.72%
Year Ended 12/31/02	$1.217720	to	$1.256188	2.87%	.40% to 1.25%	7.49%	to	8.40%
Year Ended 12/31/01	$1.132872	to	$1.158815	5.90%	.40% to 1.25%	6.07%	to	6.97%
Russell Real Estate Securities
Year Ended 12/31/04	$2.277262	to	$2.519496	2.27%	.40% to 1.25%	33.20%	to	34.33%
Year Ended 12/31/03	$1.709672	to	$1.877412	5.35%	.40% to 1.25%	35.51%	to	36.66%
Year Ended 12/31/02	$1.261665	to	$1.375137	5.39%	.40% to 1.25%	2.51%	to	3.39%
Year Ended 12/31/01	$1.230726	to	$1.331406	5.13%	.40% to 1.25%	6.49%	to	7.40%

(1)	Division commenced operations on July 31, 2001.

(2)	Division commenced operations on May 1, 2003.

(3)	Year ended 12/31/03 unit value ranges revised from previous annual report.

(4)	Year ended 12/31/01 revised from previous reports. To allow comparability certain amounts were reclassified from dividend income to capital gain distributions.

(5)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

(6)	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Division.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS

Note 1 — NML Variable Annuity Account A (the “Account”) is a segregated asset account of The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) used to fund variable annuity contracts (“contracts”) for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Currently, two versions of the contract are offered: Front Load contracts with a sales charge up to 4.5% of purchase payments and Back Load contracts with a withdrawal charge of 0-6%.

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

Note 3 — All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc., Fidelity Variable Insurance Products Fund III and the Russell Investment Funds (collectively known as “the Funds”). The shares are valued at the Funds’ offering and redemption prices per share. The Funds are open-end investment companies registered under the Investment Company Act of 1940.

Note 4 — Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. For variable payment plans issued prior to January 1, 1974, annuity reserves are based on the 1955 American Annuity Table with assumed interest rates of 3% or 5%. For variable payment plans issued on or after January 1, 1974 and before January 1, 1985, annuity reserves are based on the 1971 Individual Annuity Mortality Table with assumed interest rates of 3.5% or 5%. For variable payment plans issued on or after January 1, 1985 and before January 1, 2002, annuity reserves are based on the 1983 Annuity Table a adjusted, with assumed interest rates of 3.5% or 5%. For variable payment plans issued on or after January 1, 2002, annuity reserves are based on the 2000 Annuity Table with assumed interest rates of 3.5% or 5%.

Note 5 — Dividend income and distributions of net realized gains from the Funds are recorded on the ex-date of the dividends. Transactions in the Funds’ shares are accounted for on the trade date. The basis for determining cost on sale of the Funds’ shares is identified cost. Purchases and sales of the Funds’ shares for the year ended December 31, 2004 by each Division are shown as follows: (in thousands)

PURCHASES	2004	2003	2002
Small Cap Growth Stock	$2,216	$2,098	$4,461
T. Rowe Price Small Cap Value	3,495	1,370	3,057
Aggressive Growth Stock	4,490	4,682	7,415
International Growth Stock	1,654	1,205	520
Franklin Templeton International Equity	5,550	2,604	3,334
AllianceBernstein Mid Cap Value ##	815	378	—
Index 400 Stock	1,799	2,160	2,397
Janus Capital Appreciation ##	784	185	—
Growth Stock	3,018	2,817	3,786
Large Cap Core Stock ^	1,749	1,992	2,595
Capital Guardian Domestic Equity	2,300	1,610	1,827
T. Rowe Price Equity Income ##	1316	492	—
Index 500 Stock	7,490	7,109	10,496
Asset Allocation	2,512	2,101	2,448
Balanced	22,364	16,457	19,743
High Yield Bond	1221	880	1,108
Select Bond	4,794	5,896	11,094
Money Market	3,288	4,781	8,252
Fidelity VIP Mid Cap ##	2379	900	—
Russell Multi-Style Equity	1,398	1,118	815
Russell Aggressive Equity	863	1,216	343
Russell Non-U.S.	1347	907	475
Russell Core Bond	1525	618	1,317
Russell Real Estate Securities	4,610	1,929	1,983

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

SALES	2004	2003	2002
Small Cap Growth Stock	$7,489	$2,572	$2,268
T. Rowe Price Small Cap Value	1,486	470	545
Aggressive Growth Stock	14,027	11,452	16,375
International Growth Stock	707	41	15
Franklin Templeton International Equity	5,045	4,108	6,071
AllianceBernstein Mid Cap Value ##	102	1	—
Index 400 Stock	2,097	1,890	1,666
Janus Capital Appreciation ##	10	10	—
Growth Stock	6,280	5,659	6,006
Large Cap Core Stock ^	4,364	2,792	5,518
Capital Guardian Domestic Equity	702	408	146
T. Rowe Price Equity Income ##	141	45	—
Index 500 Stock	13,982	12,828	20,460
Asset Allocation	786	705	169
Balanced	35,010	27,359	42,634
High Yield Bond	781	986	1,228
Select Bond	6,074	7,839	5,332
Money Market	7,120	13,001	8,778
Fidelity VIP Mid Cap ##	231	12	—
Russell Multi-Style Equity	548	540	841
Russell Aggressive Equity	487	859	465
Russell Non-U.S.	513	488	513
Russell Core Bond	470	489	563
Russell Real Estate Securities	1,225	611	645

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

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

For contracts issued on or after March 31, 1995 and prior to March 31, 2000, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of .4% and 1.25%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 0.75% and 1.5%, respectively.

For contracts issued on or after March 31, 2000, for the Front Load version and the Back Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 0.5% and 1.25%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 0.75% and 1.5% annual rate, respectively. The current charges will not be increased for five years from the date of the most recent Prospectus.

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

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

Note 8 - The changes in units outstanding for the years ended December 31, 2004, 2003, 2002 by each Division are shown as follows: (in thousands)

Year Ended December 31, 2004	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock	4,063	6,458	(2,395)
T. Rowe Price Small Cap Value	4,175	2,874	1,301
Aggressive Growth Stock	2,947	4,961	(2,014)
International Growth Stock	3,391	2,552	839
Franklin Templeton International Equity	5,656	5,462	194
AllianceBernstein Mid Cap Value	1,040	606	434
Index 400 Stock	4,870	5,100	(230)
Janus Capital Appreciation	941	347	594
Growth Stock	3,756	5,069	(1,313)
Large Cap Core Stock ^	2,750	4,063	(1,313)
Capital Guardian Domestic Equity	5,417	3,849	1,568
T. Rowe Price Equity Income	1,778	983	795
Index 500 Stock	5,735	7,462	(1,727)
Asset Allocation	5,202	3,483	1,719
Balanced	2,656	5,463	(2,807)
High Yield Bond	2,205	2,158	47
Select Bond	1,951	2,105	(154)
Money Market	4,294	5,909	(1,615)
Fidelity VIP Mid Cap	2,236	822	1,414
Russell Multi-Style Equity	7,390	6,249	1,141
Russell Aggressive Equity	3,129	2,931	198
Russell Non-U.S.	5,537	4,703	834
Russell Core Bond	3,121	2,391	730
Russell Real Estate Securities	4,394	3,048	1,346

Year Ended December 31, 2003	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock	1,313	1,642	(329)
T. Rowe Price Small Cap Value	1,206	443	763
Aggressive Growth Stock	1,345	2,925	(1,580)
International Growth Stock	1,358	47	1,311
Franklin Templeton International Equity	1,303	2,311	(1,008)
AllianceBernstein Mid Cap Value ##	337	1	336
Index 400 Stock	1,782	1,619	163
Janus Capital Appreciation ##	168	8	160
Growth Stock	1,345	2,675	(1,330)
Large Cap Core Stock ^	1,234	1,742	(508)
Capital Guardian Domestic Equity	1,622	514	1,108
T. Rowe Price Equity Income ##	427	40	387
Index 500 Stock	1,955	3,820	(1,865)
Asset Allocation	2,218	791	1,427
Balanced	1,670	4,645	(2,975)
High Yield Bond	591	591	—
Select Bond	560	761	(201)
Money Market	1,793	4,875	(3,082)
Fidelity VIP Mid Cap ##	748	9	739
Russell Multi-Style Equity	1,623	801	822
Russell Aggressive Equity	1,288	805	483
Russell Non-U.S.	1,113	696	417
Russell Core Bond	429	390	39
Russell Real Estate Securities	1,208	427	781

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

Year Ended December 31, 2002	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock	2,648	1,414	1,234
T. Rowe Price Small Cap Value	2,848	576	2,272
Aggressive Growth Stock	1,621	4,041	(2,420)
International Growth Stock	612	19	593
Franklin Templeton International Equity	1,584	3,233	(1,649)
Index 400 Stock	2,092	1,434	658
Growth Stock	1,660	2,704	(1,044)
Large Cap Core Stock ^	1,396	3,092	(1,696)
Capital Guardian Domestic Equity	2,093	188	1,905
Index 500 Stock	2,331	6,179	(3,848)
Asset Allocation	2,609	192	2,417
Balanced	1,930	6,249	(4,319)
High Yield Bond	459	839	(380)
Select Bond	1,423	629	794
Money Market	3,242	3,748	(506)
Russell Multi-Style Equity	1,243	1,265	(22)
Russell Aggressive Equity	367	466	(99)
Russell Non-U.S.	585	716	(131)
Russell Core Bond	1,050	485	565
Russell Real Estate Securities	1,489	529	960

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

Note 9 — Equity Values by Division for the year ended December 31, 2004 are shown below:

	CONTRACTS ISSUED: PRIOR TO DECEMBER 17, 1981			CONTRACTS ISSUED: AFTER DECEMBER 16, 1981 AND PRIOR TO MARCH 31, 1995
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$2.362099	109,482	$258,607	$2.295965	3,802,743	$8,730,965
T. Rowe Price Small Cap Value	1.576732	333,659	526,091	1.549988	2,570,619	3,984,429
Aggressive Growth Stock	5.207047	216,240	1,125,972	4.853439	7,205,865	34,973,226
International Growth Stock	1.308297	66,474	86,968	1.286123	1,318,658	1,695,956
Franklin Templeton International Equity	2.702895	298,420	806,598	2.549602	9,136,339	23,294,028
AllianceBernstein Mid Cap Value ##	1.560530	11,681	18,229	1.547558	445,044	688,731
Index 400 Stock	1.689185	195,467	330,180	1.641894	3,631,132	5,961,934
Janus Capital Appreciation ##	1.417108	69,675	98,737	1.405312	428,120	601,642
Growth Stock	2.508557	174,657	438,137	2.378175	4,808,629	11,435,761
Large Cap Core Stock ^	2.070897	107,464	222,547	1.963264	3,976,283	7,806,493
Capital Guardian Domestic Equity	1.179310	244,866	288,773	1.159280	2,469,092	2,862,369
T. Rowe Price Equity Income ##	1.406111	17,766	24,981	1.394433	778,037	1,084,920
Index 500 Equity	4.327836	3,365,264	14,564,311	4.034071	10,241,868	41,316,423
Asset Allocation	1.136505	63,845	72,560	1.117219	2,883,707	3,221,732
Balanced	8.920173	1,159,730	10,344,992	7.950679	17,992,808	143,055,041
High Yield Bond	2.132449	44,448	94,783	2.021608	1,494,679	3,021,655
Select Bond	11.003992	389,008	4,280,641	9.805966	1,409,107	13,817,655
Money Market	3.066057	241,012	738,957	2.733012	3,143,984	8,592,546
Fidelity VIP Mid Cap ##	1.731755	48,600	84,163	1.717354	1,329,255	2,282,801
Russell Multi-Style Equity	0.843681	19,899	16,788	0.820050	3,566,901	2,925,037
Russell Aggressive Equity	1.394059	117,602	163,944	1.355022	1,721,009	2,332,005
Russell Non-U.S.	1.116570	47,879	53,460	1.085315	2,304,563	2,501,177
Russell Core Bond	1.357433	21,821	29,621	1.319453	1,112,595	1,468,017
Russell Real Estate Securities	2.342872	267,730	627,257	2.277262	2,138,265	4,869,390

Equity			35,297,297			332,523,933
Annuity Reserves			2,602,524			8,077,229

Total Equity			$37,899,821			$340,601,162

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

	CONTRACTS ISSUED: ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 FRONT LOAD VERSION			CONTRACTS ISSUED: ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 BACK LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$2.409091	325,787	$784,851	$2.295965	1,712,972	$3,932,924
T. Rowe Price Small Cap Value	1.595527	377,638	602,532	1.549988	859,969	1,332,942
Aggressive Growth Stock	2.492488	721,162	1,797,488	4.853439	2,683,165	13,022,578
International Growth Stock	1.323909	282,589	374,122	1.286123	534,123	686,948
Franklin Templeton International Equity	2.274073	599,018	1,362,211	2.549602	2,558,418	6,522,948
AllianceBernstein Mid Cap Value ##	1.569608	61,286	96,195	1.547558	105,699	163,575
Index 400 Stock	1.722759	357,716	616,258	1.641894	1,969,606	3,233,884
Janus Capital Appreciation ##	1.425327	31,432	44,801	1.405312	130,574	183,497
Growth Stock	2.386622	449,127	1,071,896	2.378175	2,850,035	6,777,882
Large Cap Core Stock ^	1.969605	219,213	431,763	1.963264	2,043,826	4,012,570
Capital Guardian Domestic Equity	1.193398	387,237	462,128	1.159280	786,823	912,148
T. Rowe Price Equity Income ##	1.414287	59,772	84,535	1.394433	156,017	217,555
Index 500 Equity	2.731142	765,978	2,091,995	4.034071	3,714,145	14,983,125
Asset Allocation	1.150060	753,617	866,705	1.117219	1,073,076	1,198,861
Balanced	2.362380	1,092,299	2,580,425	7.950679	2,169,747	17,250,962
High Yield Bond	2.058316	183,314	377,318	2.021608	851,719	1,721,842
Select Bond	1.965614	757,710	1,489,365	9.805966	456,426	4,475,698
Money Market	1.423127	552,424	786,170	2.733012	1,036,337	2,832,321
Fidelity VIP Mid Cap ##	1.741819	48,968	85,293	1.717354	344,943	592,389
Russell Multi-Style Equity	0.860463	515,940	443,947	0.820050	1,743,065	1,429,400
Russell Aggressive Equity	1.421771	215,733	306,723	1.355022	906,388	1,228,176
Russell Non-U.S.	1.138748	427,270	486,553	1.085315	1,141,462	1,238,846
Russell Core Bond	1.384409	280,195	387,904	1.319453	676,121	892,110
Russell Real Estate Securities	2.389375	410,965	981,949	2.277262	792,241	1,804,140

Equity			18,613,127			90,647,321
Annuity Reserves			514,105			105,942

Total Equity			$19,127,232			$90,753,263

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

	CONTRACTS ISSUED: ON OR AFTER MARCH 31, 2000 FRONT LOAD VERSION			CONTRACTS ISSUED: ON OR AFTER MARCH 31, 2000 BACK LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$1.100014	251,224	$276,350	$2.295965	807,685	$1,854,416
T. Rowe Price Small Cap Value	1.590166	93,388	148,502	1.549988	676,410	1,048,427
Aggressive Growth Stock	0.795400	529,541	421,197	4.853439	586,290	2,845,523
International Growth Stock	1.319461	98,688	130,215	1.286123	612,955	788,336
Franklin Templeton International Equity	1.161941	267,886	311,268	2.549602	802,426	2,045,867
AllianceBernstein Mid Cap Value ##	1.567025	25,432	39,853	1.547558	118,475	183,347
Index 400 Stock	1.352705	236,245	319,570	1.641894	1,243,725	2,042,065
Janus Capital Appreciation ##	1.422971	2,184	3,108	1.405312	92,052	129,362
Growth Stock	0.774425	270,550	209,521	2.378175	1,094,718	2,603,431
Large Cap Core Stock ^	0.772557	356,388	275,330	1.963264	476,338	935,177
Capital Guardian Domestic Equity	1.189385	161,426	191,998	1.159280	828,519	960,486
T. Rowe Price Equity Income ##	1.411949	36,208	51,124	1.394433	135,189	188,512
Index 500 Equity	0.850261	667,647	567,674	4.034071	1,095,983	4,421,273
Asset Allocation	1.146198	700,184	802,550	1.117219	909,258	1,015,840
Balanced	1.087384	185,083	201,256	7.950679	626,327	4,979,725
High Yield Bond	1.401540	72,742	101,951	2.021608	381,731	771,710
Select Bond	1.445569	208,037	300,732	9.805966	244,264	2,395,244
Money Market	1.110318	206,056	228,788	2.733012	391,966	1,071,248
Fidelity VIP Mid Cap ##	1.738950	99,545	173,104	1.717354	279,678	480,306
Russell Multi-Style Equity	0.804386	370,386	297,933	0.820050	803,974	659,299
Russell Aggressive Equity	1.203942	86,107	103,668	1.355022	297,297	402,844
Russell Non-U.S.	0.905783	247,779	224,434	1.085315	466,440	506,234
Russell Core Bond	1.368038	113,573	155,372	1.319453	448,227	591,414
Russell Real Estate Securities	2.519496	138,421	348,751	2.277262	766,749	1,746,088

Equity			5,884,249			34,666,174
Annuity Reserves			—			—

Total Equity			$5,884,249			$34,666,174

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

Equity Values by Division for the year ended December 31, 2003 are shown below:

	CONTRACTS ISSUED: PRIOR TO DECEMBER 17, 1981			CONTRACTS ISSUED: AFTER DECEMBER 16, 1981 AND PRIOR TO MARCH 31, 1995
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$2.003241	200,970	$402,591	$1.956937	6,049,396	$11,838,288
T. Rowe Price Small Cap Value	1.275243	227,706	290,380	1.259912	1,655,510	2,085,797
Aggressive Growth Stock	4.593218	240,138	1,103,005	4.302813	8,811,415	37,913,872
International Growth Stock	1.084083	33,516	36,334	1.071062	1,024,185	1,096,965
Franklin Templeton International Equity	2.282107	316,014	721,178	2.163493	9,085,153	19,655,666
AllianceBernstein Mid Cap Value ##	1.324927	6,675	8,843	1.320512	203,328	268,497
Index 400 Stock	1.463815	228,041	333,810	1.429987	3,985,259	5,698,869
Janus Capital Appreciation ##	1.193045	5,749	6,858	1.189063	44,381	52,771
Growth Stock	2.369404	304,230	720,843	2.257547	5,807,256	13,110,153
Large Cap Core Stock ^	1.929029	111,637	215,350	1.837972	4,939,696	9,079,022
Capital Guardian Domestic Equity	1.016839	96,670	98,297	1.004585	1,523,993	1,530,981
T. Rowe Price Equity Income ##	1.230194	4,653	5,724	1.226098	243,612	298,692
Index 500 Equity	3.938953	3,555,371	14,004,441	3.690039	11,697,801	43,165,341
Asset Allocation	1.040782	45,581	47,440	1.028260	2,383,456	2,450,812
Balanced	8.329807	1,309,692	10,909,483	7.461780	20,609,956	153,786,960
High Yield Bond	1.905353	83,423	158,950	1.815388	1,456,470	2,644,058
Select Bond	10.584441	455,745	4,823,802	9.479507	1,588,438	15,057,610
Money Market	3.045469	388,750	1,183,927	2.728314	3,704,294	10,106,478
Fidelity VIP Mid Cap ##	1.399684	25,869	36,208	1.395022	483,181	674,048
Russell Multi-Style Equity	0.774096	7,298	5,649	0.756197	3,138,389	2,373,241
Russell Aggressive Equity	1.224208	108,560	132,900	1.195908	1,962,297	2,346,727
Russell Non-U.S.	0.950951	36,043	34,275	0.928976	2,073,069	1,925,831
Russell Core Bond	1.306711	9,822	12,835	1.276523	776,966	991,815
Russell Real Estate Securities	1.750140	47,853	83,749	1.709672	1,508,537	2,579,103

Equity			35,376,873			340,731,597
Annuity Reserves			2,882,595			8,009,001

Total Equity			$38,259,468			$348,740,598

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

	CONTRACTS ISSUED: ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 FRONT LOAD VERSION			CONTRACTS ISSUED: ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 BACK LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$2.035993	313,793	$638,881	$1.956937	1,912,991	$3,743,603
T. Rowe Price Small Cap Value	1.285976	300,490	386,422	1.259912	828,422	1,043,739
Aggressive Growth Stock	2.191030	1,132,329	2,480,967	4.302813	2,990,627	12,868,109
International Growth Stock	1.093220	220,946	241,543	1.071062	366,526	392,572
Franklin Templeton International Equity	1.913375	719,361	1,376,407	2.163493	2,621,628	5,671,873
AllianceBernstein Mid Cap Value ##	1.328001	31,665	42,051	1.320512	64,351	84,976
Index 400 Stock	1.487736	403,996	601,039	1.429987	1,954,933	2,795,529
Janus Capital Appreciation ##	1.195801	29,179	34,892	1.189063	54,620	64,946
Growth Stock	2.246405	463,622	1,041,482	2.257547	3,288,313	7,423,522
Large Cap Core Stock ^	1.828313	382,281	698,930	1.837972	2,305,722	4,237,853
Capital Guardian Domestic Equity	1.025423	261,445	268,092	1.004585	721,815	725,125
T. Rowe Price Equity Income ##	1.233047	4,865	5,998	1.226098	82,555	101,220
Index 500 Equity	2.477110	986,942	2,444,764	3.690039	4,073,504	15,031,387
Asset Allocation	1.049545	691,665	725,933	1.028260	863,689	888,096
Balanced	2.198372	1,181,360	2,597,069	7.461780	2,316,414	17,284,571
High Yield Bond	1.832738	194,059	355,659	1.815388	920,329	1,670,755
Select Bond	1.884108	666,819	1,256,359	9.479507	567,298	5,377,706
Money Market	1.408673	1,137,243	1,602,004	2.728314	1,380,081	3,765,294
Fidelity VIP Mid Cap ##	1.402932	10,196	14,305	1.395022	159,527	222,543
Russell Multi-Style Equity	0.786751	414,304	325,954	0.756197	1,595,973	1,206,870
Russell Aggressive Equity	1.244218	102,435	127,451	1.195908	660,590	790,005
Russell Non-U.S.	0.966479	270,681	261,607	0.928976	944,227	877,164
Russell Core Bond	1.328054	183,062	243,116	1.276523	588,459	751,181
Russell Real Estate Securities	1.778695	257,339	457,727	1.709672	648,772	1,109,186

Equity			18,228,655			88,127,826
Annuity Reserves			268,931			333,215

Total Equity			$18,497,586			$88,461,041

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT A

NOTES TO FINANCIAL STATEMENTS CONTINUED

	CONTRACTS ISSUED: ON OR AFTER MARCH 31, 2000 FRONT LOAD VERSION			CONTRACTS ISSUED: ON OR AFTER MARCH 31, 2000 BACK LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth Stock	$0.930572	195,348	$181,786	$1.956937	732,225	$1,432,917
T. Rowe Price Small Cap Value	1.282924	39,377	50,517	1.259912	560,451	706,119
Aggressive Growth Stock	0.699892	286,812	200,737	4.302813	532,473	2,291,132
International Growth Stock	1.090626	65,147	71,051	1.071062	367,326	393,429
Franklin Templeton International Equity	0.978611	157,922	154,544	2.163493	590,403	1,277,332
AllianceBernstein Mid Cap Value ##	1.327125	9,020	11,970	1.320512	20,575	27,169
Index 400 Stock	1.169318	201,239	235,312	1.429987	1,091,656	1,561,055
Janus Capital Appreciation ##	1.195012	1,548	1,850	1.189063	24,288	28,880
Growth Stock	0.729643	182,020	132,810	2.257547	916,214	2,068,397
Large Cap Core Stock ^	0.717843	333,893	239,682	1.837972	419,996	771,941
Capital Guardian Domestic Equity	1.022974	87,247	89,251	1.004585	621,924	624,775
T. Rowe Price Equity Income ##	1.232233	27,817	34,277	1.226098	23,755	29,126
Index 500 Equity	0.771935	354,476	273,633	3.690039	964,781	3,560,078
Asset Allocation	1.047056	172,338	180,447	1.028260	508,034	522,391
Balanced	1.012887	190,956	193,417	7.461780	482,869	3,603,059
High Yield Bond	1.249172	85,477	106,775	1.815388	242,003	439,330
Select Bond	1.386996	146,950	203,819	9.479507	193,595	1,835,184
Money Market	1.100118	158,626	174,507	2.728314	423,092	1,154,328
Fidelity VIP Mid Cap ##	1.402004	18,023	25,268	1.395022	41,856	58,391
Russell Multi-Style Equity	0.736202	96,820	71,279	0.756197	628,706	475,426
Russell Aggressive Equity	1.054631	51,618	54,438	1.195908	261,138	312,297
Russell Non-U.S.	0.769505	113,263	87,156	0.928976	363,798	337,960
Russell Core Bond	1.313645	47,364	62,220	1.276523	321,043	409,819
Russell Real Estate Securities	1.877412	75,092	140,979	1.709672	633,527	1,083,124

Equity			2,977,727			25,003,660
Annuity Reserves			—			—

Total Equity			$2,977,727			$25,003,660

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Northwestern Mutual Life Insurance Company and Contract Owners of NML Variable Annuity Account A

In our opinion, the accompanying statements of assets and liabilities, the related statements of operations, and of changes in equity and the financial highlights present fairly, in all material respects, the financial position of NML Variable Annuity Account A and its Small Cap Growth Stock Division, T. Rowe Price Small Cap Value Division, Aggressive Growth Stock Division, International Growth Stock Division, Franklin Templeton International Equity Division, AllianceBernstein Mid Cap Value Division, Index 400 Stock Division, Janus Capital Appreciation Division, Growth Stock Division, Large Cap Core Stock Division, Capital Guardian Domestic Equity Division, T. Rowe Price Equity Income Division, Index 500 Stock Division, Asset Allocation Division, Balanced Division, High Yield Bond Division, Select Bond Division, Money Market Division, Fidelity VIP Mid Cap Division, Russell Multi-Style Equity Division, Russell Aggressive Equity Division, Russell Non-U.S. Division, Russell Core Bond Division, and Russell Real Estate Securities Division at December 31, 2004 and 2003, and the results of each of their operations, the changes in each of their equity and their financial highlights for the periods presented, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of The Northwestern Mutual Life Insurance Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of securities owned at December 31, 2004 with Northwestern Mutual Series Fund, Inc., Fidelity VIP Mid Cap Portfolio and the Russell Investment Funds, provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
February 3, 2005

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF ASSETS AND LIABILITIES

(IN THOUSANDS)

	December 31
	2004	2003
ASSETS
Investments at market value:
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock
2004: 13,277 shares (cost $24,077)	$30,537
2003: 12,613 shares (cost $22,499)		$24,418
T. Rowe Price Small Cap Value
2004: 802 shares (cost $976)	1,267
2003: 641 shares (cost $683)		826
Aggressive Growth Stock
2004: 26,878 shares (cost $84,999)	83,563
2003: 29,031 shares (cost $94,475)		79,023
International Growth Stock
2004: 345 shares (cost $403)	455
2003: 134 shares (cost $132)		146
Franklin Templeton International Equity
2004: 36,157 shares (cost $46,502)	59,840
2003: 33,904 shares (cost $42,990)		47,872
AllianceBernstein Mid Cap Value ##
2004: 265 shares (cost $339)	386
2003: 174 shares (cost $207)		229
Index 400 Stock
2004: 18,946 shares (cost $22,159)	27,718
2003: 15,994 shares (cost $17,804)		20,392
Janus Capital Appreciation ##
2004: 295 shares (cost $352)	422
2003: 196 shares (cost $219)		234
Growth Stock
2004: 12,881 shares (cost $25,982)	25,556
2003: 13,550 shares (cost $28,544)		25,380
Large Cap Core Stock ^
2004: 15,726 shares (cost $18,488)	17,959
2003: 15,719 shares (cost $19,655)		16,756
Capital Guardian Domestic Equity
2004: 1,465 shares (cost $1,318)	1,676
2003: 1,229 shares (cost $1,050)		1,235
T. Rowe Price Equity Income ##
2004: 216 shares (cost $274)	291
2003: 118 shares (cost $133)		144
Index 500 Stock
2004: 32,181 shares (cost $85,260)	94,708
2003: 32,780 shares (cost $86,874)		89,325
Asset Allocation
2004: 1,521 shares (cost $1,431)	1,703
2003: 1,237 shares (cost $1,111)		1,259

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF ASSETS AND LIABILITIES

(IN THOUSANDS)

	December 31
	2004	2003
ASSETS CONTINUED
Balanced
2004: 41,132 shares (cost $74,813)	$77,040
2003: 42,154 shares (cost $77,542)		$78,027
High Yield Bond
2004: 8,806 shares (cost $5,965)	6,683
2003: 8,560 shares (cost $5,583)		6,206
Select Bond
2004: 13,495 shares (cost $16,684)	16,572
2003: 14,618 shares (cost $17,936)		18,448
Money Market
2004: 4,096 shares (cost $4,096)	4,096
2003: 6,171 shares (cost $6,171)		6,171
Fidelity VIP Mid Cap Portfolio ##
2004: 14 shares (cost $337)	408
2003: 16 shares (cost $329)		377
Russell Investment Funds
Multi Style Equity
2004: 144 shares (cost $1,751)	1,812
2003: 94 shares (cost $1,155)		1,087
Aggressive Equity
2004: 66 shares (cost $781)	981
2003: 68 shares (cost $782)		911
Non-U.S.
2004: 126 shares (cost $1,169)	1,428
2003: 118 shares (cost $1,149)		1,149
Core Bond
2004: 133 shares (cost $1,395)	1,395
2003: 85 shares (cost $891)		895
Real Estate Securities
2004: 1,676 shares (cost $22,810)	28,645
2003: 1,096 shares (cost $12,575)		15,029

Total Investments at Market Value	$485,141	$435,539

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

	December 31
	2004	2003
ASSETS CONTINUED
Due from Northwestern Mutual Life Insurance Company
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock	$—	$3
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Small Cap Value	—	—
Northwestern Mutual Series Fund, Inc.
Aggressive Growth Stock	2	2
Northwestern Mutual Series Fund, Inc.
International Growth Stock	—	—
Northwestern Mutual Series Fund, Inc.
Franklin Templeton International Equity	2	10
Northwestern Mutual Series Fund, Inc.
AllianceBernstein Mid Cap Value ##	—	—
Northwestern Mutual Series Fund, Inc.
Index 400 Stock	—	6
Northwestern Mutual Series Fund, Inc.
Janus Capital Appreciation ##	—	1
Northwestern Mutual Series Fund, Inc.
Growth Stock	2	2
Northwestern Mutual Series Fund, Inc.
Large Cap Core Stock ^	1	2
Northwestern Mutual Series Fund, Inc.
Capital Guardian Domestic Equity	—	—
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Equity Income ##	—	—
Northwestern Mutual Series Fund, Inc.
Index 500 Stock	1	2
Northwestern Mutual Series Fund, Inc.
Asset Allocation	1	—
Northwestern Mutual Series Fund, Inc.
Balanced	1	1
Northwestern Mutual Series Fund, Inc.
High Yield Bond	—	—
Northwestern Mutual Series Fund, Inc.
Select Bond	1	1
Northwestern Mutual Series Fund, Inc.
Money Market	—	—
Fidelity Variable Insurance Products Fund III
VIP Mid Cap ##	—	—
Russell Investment Funds
Multi-Style Equity	—	1
Russell Investment Funds
Aggressive Equity	—	—
Russell Investment Funds
Non-U.S.	—	—
Russell Investment Funds
Core Bond	—	—
Russell Investment Funds
Real Estate Securities	23	4

Total Due from Northwestern Mutual Life Insurance Company	$34	$35

Total Assets	$485,175	$435,574

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

	December 31
	2004	2003
LIABILITIES
Due to Northwestern Mutual Life Insurance Company
Northwestern Mutual Series Fund, Inc.
Small Cap Growth Stock	$—	$3
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Small Cap Value	—	—
Northwestern Mutual Series Fund, Inc.
Aggressive Growth Stock	6	3
Northwestern Mutual Series Fund, Inc.
International Growth Stock	—	—
Northwestern Mutual Series Fund, Inc.
Franklin Templeton International Equity	1	—
Northwestern Mutual Series Fund, Inc.
AllianceBernstein Mid Cap Value ##	—	—
Northwestern Mutual Series Fund, Inc.
Index 400 Stock	1	—
Northwestern Mutual Series Fund, Inc.
Janus Capital Appreciation ##	—	—
Northwestern Mutual Series Fund, Inc.
Growth Stock	—	—
Northwestern Mutual Series Fund, Inc.
Large Cap Core Stock ^	—	—
Northwestern Mutual Series Fund, Inc.
Capital Guardian Domestic Equity	—	—
Northwestern Mutual Series Fund, Inc.
T. Rowe Price Equity Income ##	—	—
Northwestern Mutual Series Fund, Inc.
Index 500 Stock	4	4
Northwestern Mutual Series Fund, Inc.
Asset Allocation	—	—
Northwestern Mutual Series Fund, Inc.
Balanced	—	1
Northwestern Mutual Series Fund, Inc.
High Yield Bond	—	—
Northwestern Mutual Series Fund, Inc.
Select Bond	—	1
Northwestern Mutual Series Fund, Inc.
Money Market	—	—
Fidelity Variable Insurance Products Fund III
VIP Mid Cap ##	—	—
Russell Investment Funds
Multi-Style Equity	1	—
Russell Investment Funds
Aggressive Equity	—	—
Russell Investment Funds
Non-U.S.	—	—
Russell Investment Funds
Core Bond	—	—
Russell Investment Funds
Real Estate Securities	1	—

Total Due to Northwestern Mutual Life Insurance Company	$14	$12

Total Liabilities	$14	$12

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

EQUITY

Contracts Issued:

Prior to December 17, 1981 or between

April 30, 1984 and December 31, 1991

	2004	2003
Division
Small Cap Growth Stock	$28,975	$22,405
T. Rowe Price Small Cap Value	227	91
Aggressive Growth Stock	75,544	69,215
International Growth	113	22
Franklin Templeton International Equity	55,166	43,007
AllianceBernstein Mid Cap Value ##	6	—
Index 400 Stock	25,867	18,631
Janus Capital Appreciation ##	1	—
Growth Stock	21,886	20,581
Large Cap Core Stock ^	15,470	13,210
Capital Guardian Domestic Equity	106	124
T. Rowe Price Equity Income ##	34	—
Index 500 Stock	82,821	76,459
Asset Allocation	677	307
Balanced	57,690	55,526
High Yield Bond	5,211	4,711
Select Bond	10,897	11,259
Money Market	80	207
Fidelity VIP Mid Cap ##	75	—
Russell Multi-Style Equity	214	200
Russell Aggressive Equity	8	13
Russell Non-U.S.	18	30
Russell Core Bond	2	14
Russell Real Estate Securities	26,442	13,466

	407,530	349,478

Contracts Issued:

After December 16, 1981 and

Prior to May 1, 1984

	2004	2003
Division
Small Cap Growth Stock	$—	$—
T. Rowe Price Small Cap Value	—	—
Aggressive Growth Stock	—	6
International Growth	—	—
Franklin Templeton International Equity	—	18
AllianceBernstein Mid Cap Value ##	—	—
Index 400 Stock	—	15
Janus Capital Appreciation ##	—	—
Growth Stock	—	30
Large Cap Core Stock ^	—	—
Capital Guardian Domestic Equity	—	—
T. Rowe Price Equity Income ##	—	—
Index 500 Stock	—	36
Asset Allocation	—	175
Balanced	782	1,009
High Yield Bond	—	16
Select Bond	—	69
Money Market	—	6
Fidelity VIP Mid Cap ##	—	—
Russell Multi-Style Equity	—	—
Russell Aggressive Equity	—	—
Russell Non-U.S.	—	—
Russell Core Bond	—	—
Russell Real Estate Securities	—	25

	782	1,405

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF ASSETS AND LIABILITIES CONTINUED

(IN THOUSANDS)

EQUITY CONTINUED

Contracts Issued:

After December 31, 1991

Front Load Version

	2004	2003
Division
Small Cap Growth Stock	$308	$364
T. Rowe Price Small Cap Value	287	198
Aggressive Growth Stock	2,366	2,292
International Growth	156	29
Franklin Templeton International Equity	1,378	1,157
AllianceBernstein Mid Cap Value ##	269	214
Index 400 Stock	412	397
Janus Capital Appreciation ##	259	199
Growth Stock	1,064	985
Large Cap Core Stock ^	647	682
Capital Guardian Domestic Equity	391	349
T. Rowe Price Equity Income ##	33	102
Index 500 Stock	3,575	3,860
Asset Allocation	66	142
Balanced	4,219	4,071
High Yield Bond	336	340
Select Bond	1,191	1,109
Money Market	781	1,196
Fidelity VIP Mid Cap ##	31	250
Russell Multi-Style Equity	895	344
Russell Aggressive Equity	208	156
Russell Non-U.S.	796	483
Russell Core Bond	842	510
Russell Real Estate Securities	639	496

	21,149	19,925

Contracts Issued:

After December 31, 1991

Simplified Load Version

	2004	2003
Division
Small Cap Growth Stock	$1,255	$1,657
T. Rowe Price Small Cap Value	752	539
Aggressive Growth Stock	5,649	7,522
International Growth	185	99
Franklin Templeton International Equity	3,298	3,704
AllianceBernstein Mid Cap Value ##	111	14
Index 400 Stock	1,438	1,352
Janus Capital Appreciation ##	161	34
Growth Stock	2,608	3,795
Large Cap Core Stock ^	1,842	2,864
Capital Guardian Domestic Equity	1,179	760
T. Rowe Price Equity Income ##	225	41
Index 500 Stock	8,308	8,991
Asset Allocation	961	630
Balanced	14,349	17,347
High Yield Bond	1,136	1,142
Select Bond	4,485	6,040
Money Market	3,236	4,763
Fidelity VIP Mid Cap ##	301	126
Russell Multi-Style Equity	702	542
Russell Aggressive Equity	766	743
Russell Non-U.S.	615	639
Russell Core Bond	551	371
Russell Real Estate Securities	1,587	1,039

	55,700	64,754

Total Equity	485,161	435,562

Total Liabilities and Equity	$485,175	$435,574

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment was made on May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	Investment Income
DIVISION	Dividend Income	Annuity Rate and Expense Guarantees	Net Investment Income (Loss)

Year Ended December 31, 2004
Small Cap Growth Stock	$—	($20)	($20)
T. Rowe Price Small Cap Value	2	(8)	(6)
Aggressive Growth Stock	—	(96)	(96)
International Growth Stock	3	(2)	1
Franklin Templeton International Equity	895	(51)	844
AllianceBernstein Mid Cap Value	3	(2)	1
Index 400 Stock	164	(20)	144
Janus Capital Appreciation	—	(2)	(2)
Growth Stock	177	(47)	130
Large Cap Core Stock ^	164	(34)	130
Capital Guardian Domestic Equity	21	(14)	7
T. Rowe Price Equity Income	4	(3)	1
Index 500 Stock	1,197	(131)	1,066
Asset Allocation	—	(11)	(11)
Balanced	1,973	(237)	1,736
High Yield Bond	433	(17)	416
Select Bond	729	(75)	654
Money Market	70	(54)	16
Fidelity VIP Mid Cap	—	(4)	(4)
Russell Multi-Style Equity	9	(11)	(2)
Russell Aggressive Equity	2	(11)	(9)
Russell Non-U.S.	25	(11)	14
Russell Core Bond	25	(9)	16
Russell Real Estate Securities	497	(20)	477

Year Ended December 31, 2003
Small Cap Growth Stock	$—	($19)	($19)
T. Rowe Price Small Cap Value	—	(6)	(6)
Aggressive Growth Stock	—	(137)	(137)
International Growth Stock	1	—	1
Franklin Templeton International Equity	618	(48)	570
AllianceBernstein Mid Cap Value ##	1	—	1
Index 400 Stock	115	(17)	98
Janus Capital Appreciation ##	—	—	—
Growth Stock	179	(52)	127
Large Cap Core Stock ^	137	(51)	86
Capital Guardian Domestic Equity	17	(8)	9
T. Rowe Price Equity Income ##	1	—	1
Index 500 Stock	1,167	(162)	1,005
Asset Allocation	21	(10)	11
Balanced	2,491	(255)	2,236
High Yield Bond	11	(14)	(3)
Select Bond	771	(98)	673
Money Market	128	(105)	23
Fidelity VIP Mid Cap ##	—	(1)	(1)
Russell Multi-Style Equity	6	(8)	(2)
Russell Aggressive Equity	1	(8)	(7)
Russell Non-U.S.	25	(7)	18
Russell Core Bond	29	(7)	22
Russell Real Estate Securities	604	(13)	591

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF OPERATIONS CONTINUED

(IN THOUSANDS)

	Realized and Unrealized Gain (Loss) on Investments
DIVISION	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation) of Investments During the Period	Net Gain (Loss) on Investments	Increase in Equity Derived from Investment Activity
Year Ended December 31, 2004
Small Cap Growth Stock	$191	$4,540	$4,731	$4,711
T. Rowe Price Small Cap Value	58	147	205	199
Aggressive Growth Stock	(3,382)	14,017	10,635	10,539
International Growth Stock	11	38	49	50
Franklin Templeton International Equity	190	8,456	8,646	9,490
AllianceBernstein Mid Cap Value	24	25	49	50
Index 400 Stock	613	2,971	3,584	3,728
Janus Capital Appreciation	2	55	57	55
Growth Stock	(1,352)	2,737	1,385	1,515
Large Cap Core Stock ^	(1,201)	2,370	1,169	1,299
Capital Guardian Domestic Equity	39	174	213	220
T. Rowe Price Equity Income	27	6	33	34
Index 500 Stock	1,102	6,996	8,098	9,164
Asset Allocation	22	124	146	135
Balanced	2,123	1,742	3,865	5,601
High Yield Bond	218	96	314	730
Select Bond	687	(624)	63	717
Money Market	—	—	—	16
Fidelity VIP Mid Cap	55	22	77	73
Russell Multi-Style Equity	19	130	149	147
Russell Aggressive Equity	51	72	123	114
Russell Non-U.S.	(71)	259	188	202
Russell Core Bond	25	(4)	21	37
Russell Real Estate Securities	2,731	3,380	6,111	6,588

Year Ended December 31, 2003
Small Cap Growth Stock	($1,212)	$6,622	$5,410	$5,391
T. Rowe Price Small Cap Value	1	183	184	178
Aggressive Growth Stock	(8,800)	24,998	16,198	16,061
International Growth Stock	(5)	23	18	19
Franklin Templeton International Equity	(2,243)	14,872	12,629	13,199
AllianceBernstein Mid Cap Value ##	2	22	24	25
Index 400 Stock	(593)	5,365	4,772	4,870
Janus Capital Appreciation ##	1	15	16	16
Growth Stock	(2,089)	5,845	3,756	3,883
Large Cap Core Stock ^	(2,362)	5,487	3,125	3,211
Capital Guardian Domestic Equity	(10)	251	241	250
T. Rowe Price Equity Income ##	1	11	12	13
Index 500 Stock	(2,525)	21,648	19,123	20,128
Asset Allocation	(63)	269	206	217
Balanced	(3,454)	13,665	10,211	12,447
High Yield Bond	(145)	1,433	1,288	1,285
Select Bond	1,033	(745)	288	961
Money Market	—	—	—	23
Fidelity VIP Mid Cap ##	—	49	49	48
Russell Multi-Style Equity	(104)	321	217	215
Russell Aggressive Equity	(18)	290	272	265
Russell Non-U.S.	(35)	273	238	256
Russell Core Bond	19	(4)	15	37
Russell Real Estate Securities	188	2,753	2,941	3,532

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	Investment Income
DIVISION	Dividend Income	Annuity Rate and Expense Guarantees	Net Investment Income (Loss)
Year Ended December 31, 2002
Small Cap Growth Stock	$32	($25)	$7
T. Rowe Price Small Cap Value	2	(5)	(3)
Aggressive Growth Stock	90	(231)	(141)
International Growth Stock	—	—	—
Franklin Templeton International Equity	906	(78)	828
Index 400 Stock	140	(20)	120
Growth Stock	330	(77)	253
Large Cap Core Stock ^	180	(78)	102
Capital Guardian Domestic Equity	7	(3)	4
Index 500 Stock	1,468	(259)	1,209
Asset Allocation	24	(8)	16
Balanced	3,922	(356)	3,566
High Yield Bond	415	(15)	400
Select Bond	863	(93)	770
Money Market	221	(144)	77
Russell Multi-Style Equity	7	(10)	(3)
Russell Aggressive Equity	—	(7)	(7)
Russell Non-U.S.	9	(6)	3
Russell Core Bond	20	(6)	14
Russell Real Estate Securities	481	(11)	470

	Realized and Unrealized Gain (Loss) on Investments
DIVISION	Realized Gain (Loss) on Investments	Unrealized Appreciation (Depreciation) of Investments During the Period	Net Gain (Loss) on Investments	Increase (Decrease) in Equity Derived from Investment Activity
Year Ended December 31, 2002
Small Cap Growth Stock	($1,245)	($2,995)	($4,240)	($4,233)
T. Rowe Price Small Cap Value	(27)	(44)	(71)	(74)
Aggressive Growth Stock	(10,519)	(11,735)	(22,254)	(22,395)
International Growth Stock	(42)	(8)	(50)	(50)
Franklin Templeton International Equity	(8,378)	(496)	(8,874)	(8,046)
Index 400 Stock	(823)	(2,160)	(2,983)	(2,863)
Growth Stock	(2,757)	(4,172)	(6,929)	(6,676)
Large Cap Core Stock ^	(3,735)	(3,096)	(6,831)	(6,729)
Capital Guardian Domestic Equity	(8)	(72)	(80)	(76)
Index 500 Stock	(2,524)	(26,051)	(28,575)	(27,366)
Asset Allocation	(23)	(121)	(144)	(128)
Balanced	(5,135)	(7,102)	(12,237)	(8,671)
High Yield Bond	(278)	(267)	(545)	(145)
Select Bond	541	617	1,158	1,928
Money Market	—	—	—	77
Russell Multi-Style Equity	(274)	(26)	(300)	(303)
Russell Aggressive Equity	(35)	(93)	(128)	(135)
Russell Non-U.S.	(107)	13	(94)	(91)
Russell Core Bond	27	11	38	52
Russell Real Estate Securities	101	(414)	(313)	157

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF CHANGES IN EQUITY

(IN THOUSANDS)

	Operations
DIVISION	Net Investment Income (Loss)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Increase in Equity Derived from Investment Activity
Year Ended December 31, 2004
Small Cap Growth Stock	($20)	$191	$4,540	$4,711
T. Rowe Price Small Cap Value	(6)	58	147	199
Aggressive Growth Stock	(96)	(3,382)	14,017	10,539
International Growth Stock	1	11	38	50
Franklin Templeton International Equity	844	190	8,456	9,490
AllianceBernstein Mid Cap Value	1	24	25	50
Index 400 Stock	144	613	2,971	3,728
Janus Capital Appreciation	(2)	2	55	55
Growth Stock	130	(1,352)	2,737	1,515
Large Cap Core Stock ^	130	(1,201)	2,370	1,299
Capital Guardian Domestic Equity	7	39	174	220
T. Rowe Price Equity Income	1	27	6	34
Index 500 Stock	1,066	1,102	6,996	9,164
Asset Allocation	(11)	22	124	135
Balanced	1,736	2,123	1,742	5,601
High Yield Bond	416	218	96	730
Select Bond	654	687	(624)	717
Money Market	16	—	—	16
Fidelity VIP Mid Cap	(4)	55	22	73
Russell Multi-Style Equity	(2)	19	130	147
Russell Aggressive Equity	(9)	51	72	114
Russell Non-U.S.	14	(71)	259	202
Russell Core Bond	16	25	(4)	37
Russell Real Estate Securities	477	2,731	3,380	6,588

Year Ended December 31, 2003
Small Cap Growth Stock	($19)	($1,212)	$6,622	$5,391
T. Rowe Price Small Cap Value	(6)	1	183	178
Aggressive Growth Stock	(137)	(8,800)	24,998	16,061
International Growth Stock	1	(5)	23	19
Franklin Templeton International Equity	570	(2,243)	14,872	13,199
AllianceBernstein Mid Cap Value ##	1	2	22	25
Index 400 Stock	98	(593)	5,365	4,870
Janus Capital Appreciation ##	—	1	15	16
Growth Stock	127	(2,089)	5,845	3,883
Large Cap Core Stock ^	86	(2,362)	5,487	3,211
Capital Guardian Domestic Equity	9	(10)	251	250
T. Rowe Price Equity Income ##	1	1	11	13
Index 500 Stock	1,005	(2,525)	21,648	20,128
Asset Allocation	11	(63)	269	217
Balanced	2,236	(3,454)	13,665	12,447
High Yield Bond	(3)	(145)	1,433	1,285
Select Bond	673	1,033	(745)	961
Money Market	23	—	—	23
Fidelity VIP Mid Cap ##	(1)	—	49	48
Russell Multi-Style Equity	(2)	(104)	321	215
Russell Aggressive Equity	(7)	(18)	290	265
Russell Non-U.S.	18	(35)	273	256
Russell Core Bond	22	19	(4)	37
Russell Real Estate Securities	591	188	2,753	3,532

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity Transactions
DIVISION	Contract Owners’ Net Payments	Annuity Payments	Surrenders and Other (net)	Transfers from Other Divisions or Sponsor	Transfers to Other Divisions or Sponsor	Increase (Decrease) in Equity Derived from Equity Transactions
Year Ended December 31, 2004
Small Cap Growth Stock	$4,896	$—	($3,971)	$2,644	($2,161)	$1,408
T. Rowe Price Small Cap Value	150	—	(206)	473	(176)	241
Aggressive Growth Stock	7,345	(1)	(10,090)	1,534	(4,790)	(6,002)
International Growth Stock	52	—	(49)	327	(72)	258
Franklin Templeton International Equity	5,908	(2)	(4,987)	4,012	(2,461)	2,470
AllianceBernstein Mid Cap Value	47	—	(3)	93	(30)	107
Index 400 Stock	5,852	(2)	(3,386)	2,487	(1,360)	3,591
Janus Capital Appreciation	31	—	(4)	131	(26)	132
Growth Stock	3,196	(3)	(4,333)	1,546	(1,745)	(1,339)
Large Cap Core Stock ^	2,458	—	(2,644)	1,853	(1,766)	(99)
Capital Guardian Domestic Equity	169	—	(190)	551	(309)	221
T. Rowe Price Equity Income	45	—	(51)	241	(121)	114
Index 500 Stock	8,443	(4)	(10,310)	2,757	(4,669)	(3,783)
Asset Allocation	289	(14)	(66)	283	(182)	310
Balanced	5,323	(27)	(11,022)	4,413	(5,275)	(6,588)
High Yield Bond	976	(1)	(971)	1,109	(1,366)	(253)
Select Bond	1,751	(6)	(2,819)	1,789	(3,307)	(2,592)
Money Market	2,030	(1)	(2,948)	1,876	(3,047)	(2,090)
Fidelity VIP Mid Cap	72	—	(8)	165	(272)	(43)
Russell Multi-Style Equity	242	—	(36)	618	(247)	577
Russell Aggressive Equity	142	—	(216)	200	(169)	(43)
Russell Non-U.S.	169	—	(303)	254	(42)	78
Russell Core Bond	223	—	(46)	561	(275)	463
Russell Real Estate Securities	5,715	(2)	(2,940)	6,627	(2,353)	7,047

Year Ended December 31, 2003
Small Cap Growth Stock	$4,693	$—	($3,732)	$2,378	($1,197)	$2,142
T. Rowe Price Small Cap Value	71	—	(61)	216	(32)	194
Aggressive Growth Stock	7,787	—	(13,766)	1,935	(4,649)	(8,693)
International Growth Stock	59	—	(8)	52	(35)	68
Franklin Templeton International Equity	4,343	(1)	(5,044)	2,551	(2,174)	(325)
AllianceBernstein Mid Cap Value ##	13	—	(1)	194	(2)	204
Index 400 Stock	3,862	(1)	(3,229)	1,896	(1,521)	1,007
Janus Capital Appreciation ##	32	—	—	186	—	218
Growth Stock	3,259	(3)	(3,681)	1,689	(2,026)	(762)
Large Cap Core Stock ^	2,454	—	(3,531)	1,858	(1,104)	(323)
Capital Guardian Domestic Equity	95	—	(51)	414	(57)	401
T. Rowe Price Equity Income ##	1	—	—	130	—	131
Index 500 Stock	8,607	(3)	(15,633)	2,343	(3,957)	(8,643)
Asset Allocation	74	(13)	(23)	177	(663)	(448)
Balanced	6,524	(26)	(19,636)	4,412	(7,918)	(16,644)
High Yield Bond	1,706	(1)	(842)	2,347	(2,183)	1,027
Select Bond	2,727	(7)	(4,255)	3,183	(3,722)	(2,074)
Money Market	3,819	(1)	(11,210)	5,882	(3,315)	(4,825)
Fidelity VIP Mid Cap ##	9	—	(1)	324	(3)	329
Russell Multi-Style Equity	194	—	(128)	183	(128)	121
Russell Aggressive Equity	132	—	(52)	111	(72)	119
Russell Non-U.S.	95	—	(34)	329	(24)	366
Russell Core Bond	163	—	(126)	271	(253)	55
Russell Real Estate Securities	2,570	(2)	(2,220)	2,905	(1,318)	1,935

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity
DIVISION	Net Increase (Decrease) in Equity	Beginning of Period	End of Period
Year Ended December 31, 2004
Small Cap Growth Stock	$6,119	$24,419	$30,538
T. Rowe Price Small Cap Value	440	826	1,266
Aggressive Growth Stock	4,537	79,022	83,559
International Growth Stock	308	146	454
Franklin Templeton International Equity	11,960	47,882	59,842
AllianceBernstein Mid Cap Value ##	157	229	386
Index 400 Stock	7,319	20,398	27,717
Janus Capital Appreciation ##	187	234	421
Growth Stock	176	25,382	25,558
Large Cap Core Stock ^	1,200	16,759	17,959
Capital Guardian Domestic Equity	441	1,235	1,676
T. Rowe Price Equity Income ##	148	144	292
Index 500 Stock	5,381	89,323	94,704
Asset Allocation	445	1,259	1,704
Balanced	(987)	78,027	77,040
High Yield Bond	477	6,206	6,683
Select Bond	(1,875)	18,448	16,573
Money Market	(2,074)	6,171	4,097
Fidelity VIP Mid Cap ##	30	377	407
Russell Multi-Style Equity	724	1,087	1,811
Russell Aggressive Equity	71	911	982
Russell Non-U.S.	280	1,149	1,429
Russell Core Bond	500	895	1,395
Russell Real Estate Securities	13,635	15,033	28,668

Year Ended December 31, 2003
Small Cap Growth Stock	$7,533	$16,886	$24,419
T. Rowe Price Small Cap Value	372	454	826
Aggressive Growth Stock	7,368	71,654	79,022
International Growth Stock	87	59	146
Franklin Templeton International Equity	12,874	35,008	47,882
AllianceBernstein Mid Cap Value ##	229	—	229
Index 400 Stock	5,877	14,521	20,398
Janus Capital Appreciation ##	234	—	234
Growth Stock	3,121	22,261	25,382
Large Cap Core Stock ^	2,888	13,871	16,759
Capital Guardian Domestic Equity	651	584	1,235
T. Rowe Price Equity Income ##	144	—	144
Index 500 Stock	11,485	77,838	89,323
Asset Allocation	(231)	1,490	1,259
Balanced	(4,197)	82,224	78,027
High Yield Bond	2,312	3,894	6,206
Select Bond	(1,113)	19,561	18,448
Money Market	(4,802)	10,973	6,171
Fidelity VIP Mid Cap ##	377	—	377
Russell Multi-Style Equity	336	751	1,087
Russell Aggressive Equity	384	527	911
Russell Non-U.S.	622	527	1,149
Russell Core Bond	92	803	895
Russell Real Estate Securities	5,467	9,566	15,033

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	The initial investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Operations
DIVISION	Net Investment Income (Loss)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Increase (Decrease) in Equity Derived from Investment Activity
Year Ended December 31, 2002
Small Cap Growth Stock	$7	($1,245)	($2,995)	($4,233)
T. Rowe Price Small Cap Value	(3)	(27)	(44)	(74)
Aggressive Growth Stock	(141)	(10,519)	(11,735)	(22,395)
International Growth Stock	—	(42)	(8)	(50)
Franklin Templeton International Equity	828	(8,378)	(496)	(8,046)
Index 400 Stock	120	(823)	(2,160)	(2,863)
Growth Stock	253	(2,757)	(4,172)	(6,676)
Large Cap Core Stock ^	102	(3,735)	(3,096)	(6,729)
Capital Guardian Domestic Equity	4	(8)	(72)	(76)
Index 500 Stock	1,209	(2,524)	(26,051)	(27,366)
Asset Allocation	16	(23)	(121)	(128)
Balanced	3,566	(5,135)	(7,102)	(8,671)
High Yield Bond	400	(278)	(267)	(145)
Select Bond	770	541	617	1,928
Money Market	77	—	—	77
Russell Multi-Style Equity	(3)	(274)	(26)	(303)
Russell Aggressive Equity	(7)	(35)	(93)	(135)
Russell Non-U.S.	3	(107)	13	(91)
Russell Core Bond	14	27	11	52
Russell Real Estate Securities	470	101	(414)	157

	Equity Transactions
DIVISION	Contract Owners’ Net Payments	Annuity Payments	Surrenders and Other (net)	Transfers from Other Divisions or Sponsor	Transfers to Other Divisions or Sponsor	Increase (Decrease) in Equity Derived from Equity Transactions
Year Ended December 31, 2002
Small Cap Growth Stock	$3,161	$—	($3,415)	$3,066	($2,791)	$21
T. Rowe Price Small Cap Value	96	—	(78)	592	(247)	363
Aggressive Growth Stock	9,670	—	(23,497)	2,021	(6,377)	(18,183)
International Growth Stock	67	—	(10)	159	(145)	71
Franklin Templeton International Equity	30,003	(2)	(39,024)	6,265	(3,090)	(5,848)
Index 400 Stock	2,788	(1)	(3,440)	2,998	(1,810)	535
Growth Stock	3,727	(3)	(6,378)	2,570	(3,995)	(4,079)
Large Cap Core Stock ^	2,377	—	(5,579)	973	(2,644)	(4,873)
Capital Guardian Domestic Equity	62	—	(55)	509	(67)	449
Index 500 Stock	10,129	(3)	(31,783)	1,762	(6,390)	(26,285)
Asset Allocation	185	(10)	(9)	1,406	—	1,572
Balanced	6,606	(26)	(24,451)	4,001	(11,207)	(25,077)
High Yield Bond	531	(1)	(1,020)	709	(763)	(544)
Select Bond	2,853	(6)	(5,251)	6,188	(3,530)	254
Money Market	4,425	(5)	(13,638)	10,654	(5,725)	(4,289)
Russell Multi-Style Equity	312	—	(345)	90	(406)	(349)
Russell Aggressive Equity	92	—	(145)	67	(62)	(48)
Russell Non-U.S.	85	—	(147)	109	(101)	(54)
Russell Core Bond	100	—	(121)	401	(422)	(42)
Russell Real Estate Securities	1,725	(1)	(2,490)	4,673	(1,098)	2,809

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

NML VARIABLE ANNUITY ACCOUNT C

STATEMENTS OF CHANGES IN EQUITY CONTINUED

(IN THOUSANDS)

	Equity
DIVISION	Net Increase (Decrease) in Equity	Beginning of Period	End of Period
Year Ended December 31, 2002
Small Cap Growth Stock	($4,212)	$21,098	$16,886
T. Rowe Price Small Cap Value	289	165	454
Aggressive Growth Stock	(40,578)	112,232	71,654
International Growth Stock	21	38	59
Franklin Templeton International Equity	(13,894)	48,902	35,008
Index 400 Stock	(2,328)	16,849	14,521
Growth Stock	(10,755)	33,016	22,261
Large Cap Core Stock ^	(11,602)	25,473	13,871
Capital Guardian Domestic Equity	373	211	584
Index 500 Stock	(53,651)	131,489	77,838
Asset Allocation	1,444	46	1,490
Balanced	(33,748)	115,972	82,224
High Yield Bond	(689)	4,583	3,894
Select Bond	2,182	17,379	19,561
Money Market	(4,212)	15,185	10,973
Russell Multi-Style Equity	(652)	1,403	751
Russell Aggressive Equity	(183)	710	527
Russell Non-U.S.	(145)	672	527
Russell Core Bond	10	793	803
Russell Real Estate Securities	2,966	6,600	9,566

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML VARIABLE ANNUITY ACCOUNT C

FINANCIAL HIGHLIGHTS

(FOR A UNIT OUTSTANDING DURING THE PERIOD)

DIVISION	UNIT VALUE, AS OF PERIOD END (3), LOWEST TO HIGHEST			DIVIDEND INCOME AS A % OF AVERAGE NET ASSETS (4)	EXPENSE RATIO LOWEST TO HIGHEST	TOTAL RETURN (5), LOWEST TO HIGHEST
Small Cap Growth Stock
Year Ended 12/31/04	$2.295965	to	$24.646196	0.00%	0.00% to 1.25%	17.32%	to	18.80%
Year Ended 12/31/03	$1.956937	to	$20.745671	0.00%	0.00% to 1.25%	31.41%	to	33.06%
Year Ended 12/31/02	$1.489185	to	$15.591407	0.16%	0.00% to 1.25%	(19.44%)	to	(18.42%)
Year Ended 12/31/01	$1.848493	to	$19.112629	0.01%	0.00% to 1.25%	(4.97%)	to	(3.76%)
T. Rowe Price Small Cap Value (1)
Year Ended 12/31/04	$1.549988	to	$16.175980	0.21%	0.00% to 1.25%	23.02%	to	24.57%
Year Ended 12/31/03	$1.259912	to	$12.985287	0.00%	0.00% to 1.25%	33.48%	to	35.15%
Year Ended 12/31/02	$0.943905	to	$9.607906	0.49%	0.00% to 1.25%	(6.75%)	to	(5.58%)
Period Ended 12/31/01	$1.012260	to	$10.175772	0.38%	0.00% to 1.25%	1.23%	to	1.76%
Aggressive Growth Stock
Year Ended 12/31/04	$3.318231	to	$54.747494	0.00%	0.00% to 1.25%	12.80%	to	14.22%
Year Ended 12/31/03	$2.924175	to	$47.932675	0.00%	0.00% to 1.25%	23.15%	to	24.69%
Year Ended 12/31/02	$2.360410	to	$38.441232	0.10%	0.00% to 1.25%	(22.13%)	to	(21.15%)
Year Ended 12/31/01	$3.013165	to	$48.753408	0.11%	0.00% to 1.25%	(20.88%)	to	(19.87%)
International Growth Stock (1)
Year Ended 12/31/04	$1.286123	to	$13.422496	1.15%	0.00% to 1.25%	20.08%	to	21.59%
Year Ended 12/31/03	$1.071062	to	$11.039080	1.79%	0.00% to 1.25%	37.27%	to	38.99%
Year Ended 12/31/02	$0.780276	to	$7.942434	0.27%	0.00% to 1.25%	(13.42%)	to	(12.34%)
Year Ended 12/31/01	$0.901258	to	$9.060000	0.00%	0.00% to 1.25%	(9.87%)	to	(9.40%)
Franklin Templeton International Equity
Year Ended 12/31/04	$2.549602	to	$2.949634	1.70%	0.00% to 1.25%	17.85%	to	19.33%
Year Ended 12/31/03	$2.163493	to	$2.471833	1.64%	0.00% to 1.25%	38.72%	to	40.46%
Year Ended 12/31/02	$1.559571	to	$1.759773	2.11%	0.00% to 1.25%	(18.43%)	to	(17.40%)
Year Ended 12/31/01	$1.911919	to	$2.130553	1.81%	0.00% to 1.25%	(15.07%)	to	(14.00%)
AllianceBernstein Mid Cap Value (2)
Year Ended 12/31/04	$1.547558	to	$15.801473	1.03%	0.00% to 1.25%	17.19%	to	18.67%
Period Ended 12/31/03	$1.320512	to	$13.315544	1.22%	0.00% to 1.25%	(32.05%)		(33.16%)
Index 400 Stock
Year Ended 12/31/04	$1.641894	to	$17.624859	0.66%	0.00% to 1.25%	14.82%	to	16.26%
Year Ended 12/31/03	$1.429987	to	$15.159273	0.71%	0.00% to 1.25%	33.34%	to	35.01%
Year Ended 12/31/02	$1.072428	to	$11.227976	0.84%	0.00% to 1.25%	(15.60%)	to	(14.54%)
Year Ended 12/31/01	$1.270690	to	$13.138452	0.01%	0.00% to 1.25%	(1.90%)	to	(0.65%)
Janus Capital Appreciation (2)
Year Ended 12/31/04	$1.405312	to	$14.349081	0.14%	0.00% to 1.25%	18.19%	to	19.67%
Period Ended 12/31/03	$1.189063	to	$11.990097	0.13%	0.00% to 1.25%	18.91%	to	19.90%
Growth Stock
Year Ended 12/31/04	$2.378175	to	$27.170823	0.70%	0.00% to 1.25%	5.34%	to	6.67%
Year Ended 12/31/03	$2.257547	to	$25.471804	0.80%	0.00% to 1.25%	17.47%	to	18.94%
Year Ended 12/31/02	$1.921805	to	$21.414901	1.20%	0.00% to 1.25%	(21.81%)	to	(20.83%)
Year Ended 12/31/01	$2.458020	to	$27.049526	0.79%	0.00% to 1.25%	(15.29%)	to	(14.22%)
Large Cap Core Stock (6)
Year Ended 12/31/04	$1.963264	to	$22.430441	0.95%	0.00% to 1.25%	6.82%	to	8.16%
Year Ended 12/31/03	$1.837972	to	$20.737771	0.92%	0.00% to 1.25%	22.51%	to	24.05%
Year Ended 12/31/02	$1.500218	to	$16.717038	0.97%	0.00% to 1.25%	(29.09%)	to	(28.20%)
Year Ended 12/31/01	$2.115675	to	$23.281928	0.79%	0.00% to 1.25%	(8.92%)	to	(7.77%)
Capital Guardian Domestic Equity (1)
Year Ended 12/31/04	$1.159280	to	$12.099054	1.48%	0.00% to 1.25%	15.40%	to	16.85%
Year Ended 12/31/03	$1.004585	to	$10.354264	1.96%	0.00% to 1.25%	32.74%	to	34.41%
Year Ended 12/31/02	$0.756787	to	$7.703469	2.12%	0.00% to 1.25%	(22.22%)	to	(21.24%)
Period Ended 12/31/01	$0.973004	to	$9.781208	0.71%	0.00% to 1.25%	(2.70%)	to	(2.19%)
T. Rowe Price Equity Income (2)
Year Ended 12/31/04	$1.394433	to	$14.237970	1.39%	0.00% to 1.25%	13.73%	to	15.16%
Period Ended 12/31/03	$1.226098	to	$12.363579	3.03%	0.00% to 1.25%	22.61%	to	23.64%
Index 500 Stock
Year Ended 12/31/04	$3.396371	to	$50.112283	1.32%	0.00% to 1.25%	9.32%	to	10.70%
Year Ended 12/31/03	$3.088134	to	$45.268617	1.46%	0.00% to 1.25%	26.84%	to	28.43%
Year Ended 12/31/02	$2.420098	to	$35.246385	1.44%	0.00% to 1.25%	(23.04%)	to	(22.07%)
Year Ended 12/31/01	$3.125796	to	$45.228886	1.31%	0.00% to 1.25%	(12.98%)	to	(11.88%)

NML VARIABLE ANNUITY ACCOUNT C

FINANCIAL HIGHLIGHTS

(FOR A UNIT OUTSTANDING DURING THE PERIOD)

DIVISION	UNIT VALUE, AS OF PERIOD END (3), LOWEST TO HIGHEST			DIVIDEND INCOME AS A % OF AVERAGE NET ASSETS (4)	EXPENSE RATIO LOWEST TO HIGHEST	TOTAL RETURN (5), LOWEST TO HIGHEST
Asset Allocation(1)
Year Ended 12/31/04	$1.117219	to	$11.659896	0.00%	0.00% to 1.25%	8.65%	to	10.02%
Year Ended 12/31/03	$1.028260	to	$10.598020	1.72%	0.00% to 1.25%	19.13%	to	20.63%
Year Ended 12/31/02	$0.863125	to	$8.785751	2.61%	0.00% to 1.25%	(11.37%)	to	(10.26%)
Period Ended 12/31/01	$0.973862	to	$9.789803	0.72%	0.00% to 1.25%	(2.61%)	to	(2.10%)
Balanced
Year Ended 12/31/04	$2.776467	to	$107.555819	2.55%	0.00% to 1.25%	6.55%	to	7.89%
Year Ended 12/31/03	$2.590151	to	$99.686821	3.21%	0.00% to 1.25%	16.53%	to	17.99%
Year Ended 12/31/02	$2.209502	to	$84.486469	4.05%	0.00% to 1.25%	(8.68%)	to	(7.54%)
Year Ended 12/31/01	$2.405185	to	$91.372736	4.21%	0.00% to 1.25%	(4.36%)	to	(3.15%)
High Yield Bond
Year Ended 12/31/04	$2.021608	to	$23.096633	6.94%	0.00% to 1.25%	11.36%	to	12.76%
Year Ended 12/31/03	$1.815388	to	$20.482734	0.21%	0.00% to 1.25%	27.46%	to	29.06%
Year Ended 12/31/02	$1.424293	to	$15.870922	10.23%	0.00% to 1.25%	(4.10%)	to	(2.89%)
Year Ended 12/31/01	$1.485164	to	$16.343831	10.11%	0.00% to 1.25%	3.72%	to	5.03%
Select Bond
Year Ended 12/31/04	$2.273220	to	$134.012491	4.24%	0.00% to 1.25%	3.44%	to	4.75%
Year Ended 12/31/03	$2.184385	to	$127.939507	3.86%	0.00% to 1.25%	4.18%	to	5.49%
Year Ended 12/31/02	$2.084184	to	$121.279762	4.77%	0.00% to 1.25%	10.70%	to	12.09%
Year Ended 12/31/01	$1.871532	to	$108.200259	5.60%	0.00% to 1.25%	8.99%	to	10.37%
Money Market
Year Ended 12/31/04	$1.524874	to	$35.049174	1.42%	0.00% to 1.25%	0.17%	to	1.43%
Year Ended 12/31/03	$1.513153	to	$34.553668	1.29%	0.00% to 1.25%	(0.02%)	to	1.23%
Year Ended 12/31/02	$1.504462	to	$34.132616	1.66%	0.00% to 1.25%	0.39%	to	1.65%
Year Ended 12/31/01	$1.489628	to	$33.577318	7.64%	0.00% to 1.25%	2.62%	to	3.92%
Fidelity VIP Mid Cap (2)
Year Ended 12/31/04	$1.717354	to	$17.535222	0.00%	0.00% to 1.25%	23.11%	to	24.66%
Period Ended 12/31/03	$1.395022	to	$14.066904	0.00%	0.00% to 1.25%	39.50%	to	40.67%
Russell Multi-Style Equity
Year Ended 12/31/04	$0.820050	to	$8.802993	0.67%	0.00% to 1.25%	8.44%	to	9.81%
Year Ended 12/31/03	$0.756197	to	$8.016570	0.70%	0.00% to 1.25%	27.26%	to	28.86%
Year Ended 12/31/02	$0.594202	to	$6.221208	0.62%	0.00% to 1.25%	(24.14%)	to	(23.19%)
Year Ended 12/31/01	$0.783335	to	$8.099453	0.46%	0.00% to 1.25%	(15.28%)	to	(14.21%)
Russell Aggressive Equity
Year Ended 12/31/04	$1.355022	to	$14.545498	0.17%	0.00% to 1.25%	13.30%	to	14.73%
Year Ended 12/31/03	$1.195908	to	$12.677885	0.11%	0.00% to 1.25%	43.79%	to	45.60%
Year Ended 12/31/02	$0.831686	to	$8.707578	0.00%	0.00% to 1.25%	(20.06%)	to	(19.06%)
Year Ended 12/31/01	$1.040412	to	$10.757522	0.11%	0.00% to 1.25%	(3.58%)	to	(2.36%)
Russell Non-U.S.
Year Ended 12/31/04	$1.085315	to	$11.650240	2.09%	0.00% to 1.25%	16.83%	to	18.30%
Year Ended 12/31/03	$0.928976	to	$9.848016	3.46%	0.00% to 1.25%	37.07%	to	38.79%
Year Ended 12/31/02	$0.677755	to	$7.095865	1.62%	0.00% to 1.25%	(16.20%)	to	(15.15%)
Year Ended 12/31/01	$0.808779	to	$8.362558	0.59%	0.00% to 1.25%	(23.00%)	to	(22.03%)
Russell Core Bond
Year Ended 12/31/04	$1.319453	to	$14.163304	2.45%	0.00% to 1.25%	3.36%	to	4.66%
Year Ended 12/31/03	$1.276523	to	$13.532112	3.52%	0.00% to 1.25%	4.83%	to	6.15%
Year Ended 12/31/02	$1.217720	to	$12.748590	2.91%	0.00% to 1.25%	7.49%	to	8.84%
Year Ended 12/31/01	$1.132872	to	$11.713217	6.24%	0.00% to 1.25%	6.07%	to	7.41%
Russell Real Estate Securities
Year Ended 12/31/04	$2.277262	to	$24.444468	2.32%	0.00% to 1.25%	33.20%	to	34.87%
Year Ended 12/31/03	$1.709672	to	$18.123797	5.38%	0.00% to 1.25%	35.51%	to	37.21%
Year Ended 12/31/02	$1.261665	to	$13.208871	5.22%	0.00% to 1.25%	2.51%	to	3.80%
Year Ended 12/31/01	$1.230726	to	$12.725061	5.28%	0.00% to 1.25%	6.49%	to	7.84%

(1)	Division commenced operations on July 31, 2001.

(2)	Division commenced operations on May 1, 2003.

(3)	Year ended 12/31/03 unit value ranges revised from previous annual report.

(4)	Year ended 12/31/01 revised from previous annual reports. To allow comparability certain amounts were reclassified from dividend income to capital gain distributions.

(5)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

(6)	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Division.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS

Note 1 — NML Variable Annuity Account C (the “Account”) is a segregated asset account of The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) used to fund variable annuity contracts (“contracts”) for HR-10 and corporate pension and profit-sharing plans which qualify for special tax treatment under the Internal Revenue Code. Currently, two versions of the contract are offered: Front Load contracts with a sales charge up to 4.5% of purchase payments and Simplified Load contracts with an installment fee of $750.

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

Note 3 — All assets of each Division of the Account are invested in shares of the corresponding Portfolio of Northwestern Mutual Series Fund, Inc., Fidelity Variable Insurance Products Fund III and the Russell Investment Funds (collectively known as “the Funds”). The shares are valued at the Funds’ offering and redemption prices per share. The Funds are open-end investment companies registered under the Investment Company Act of 1940.

Note 4 — Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. Annuity reserves are based on the 1983 Annuity Table a adjusted, with assumed interest rates of 3.5% or 5%.

Note 5 — Dividend income and distributions of net realized gains from the Funds are recorded on the ex-date of the dividends. Transactions in Funds’ shares are accounted for on the trade date. The basis for determining cost on sale of the Funds’ shares is identified cost. Purchases and sales of the Funds’ shares for the year ended December 31, 2004 by each Division are shown as follows: (in thousands)

PURCHASES	2004	2003	2002
Small Cap Growth Stock	$5,795	$6,284	$4,101
T. Rowe Price Small Cap Value	457	252	439
Aggressive Growth Stock	8,317	9,252	13,446
International Growth Stock	309	80	82
Franklin Templeton International Equity	9,122	5,760	37,675
AllianceBernstein Mid Cap Value ##	137	207	—
Index 400 Stock	7,872	4,532	4,795
Janus Capital Appreciation ##	134	219	—
Growth Stock	3,954	3,816	4,615
Large Cap Core Stock ^	2,904	3,455	3,215
Capital Guardian Domestic Equity	441	466	507
T. Rowe Price Equity Income ##	175	133	—
Index 500 Stock	11,524	11,518	17,825
Asset Allocation	381	94	1,603
Balanced	10,568	10,374	13,689
High Yield Bond	1,509	1,929	1,019
Select Bond	3,196	4,306	6,546
Money Market	2,453	6,895	10,579
Fidelity VIP Mid Cap ##	77	329	—
Russell Multi-Style Equity	612	247	326
Russell Aggressive Equity	197	163	124
Russell Non-U.S.	394	419	107
Russell Core Bond	549	218	146
Russell Real Estate Securities	13,103	5,091	5,919

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

SALES	2004	2003	2002
Small Cap Growth Stock	$4,409	$4,161	$4,074
T. Rowe Price Small Cap Value	211	64	78
Aggressive Growth Stock	14,411	18,065	29,800
International Growth Stock	50	10	11
Franklin Templeton International Equity	5,800	5,524	42,699
AllianceBernstein Mid Cap Value ##	7	1	—
Index 400 Stock	3,982	3,434	4,140
Janus Capital Appreciation ##	4	—	—
Growth Stock	5,164	4,450	8,441
Large Cap Core Stock ^	2,870	3,694	7,984
Capital Guardian Domestic Equity	190	51	58
T. Rowe Price Equity Income ##	53	—	—
Index 500 Stock	13,264	18,696	40,484
Asset Allocation	82	533	13
Balanced	12,636	24,771	35,212
High Yield Bond	1,345	905	1,162
Select Bond	4,631	5,266	5,400
Money Market	4,527	11,697	14,794
Fidelity VIP Mid Cap ##	123	1	—
Russell Multi-Style Equity	35	123	678
Russell Aggressive Equity	217	52	179
Russell Non-U.S.	303	35	158
Russell Core Bond	47	127	150
Russell Real Estate Securities	4,108	2,570	2,586

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

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

For contracts issued before December 17, 1981 or between April 30, 1984 and December 31, 1991, there is no deduction for annuity rate and expense guarantees.

For contracts issued after December 16, 1981, and prior to May 1, 1984, the deduction is determined daily at an annual rate of 0.5% of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed a 0.75% annual rate.

Generally, for contracts issued after December 31, 1991, for the Front Load version and the Simplified Load version, the deduction for annuity rate and expense guarantees is determined daily at annual rates of 0.65% and 1.25%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 1% and 1.5% annual rates, respectively.

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

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

Note 8 — The changes in units outstanding for the years ended December 31, 2004, 2003 and 2002 by each Division are shown as follows: (in thousands)

Year Ended December 31, 2004	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock	606	861	(255)
T. Rowe Price Small Cap Value	337	245	92
Aggressive Growth Stock	504	1,222	(718)
International Growth Stock	243	92	151
Franklin Templeton International Equity	4,380	3,498	882
AllianceBernstein Mid Cap Value	99	26	73
Index 400 Stock	1,004	863	141
Janus Capital Appreciation	125	24	101
Growth Stock	623	1,203	(580)
Large Cap Core Stock ^	656	1,264	(608)
Capital Guardian Domestic Equity	609	363	246
T. Rowe Price Equity Income	215	145	70
Index 500 Stock	931	1,534	(603)
Asset Allocation	361	180	181
Balanced	891	1,484	(593)
High Yield Bond	282	375	(93)
Select Bond	307	476	(169)
Money Market	1,583	2,427	(844)
Fidelity VIP Mid Cap	116	187	(71)
Russell Multi-Style Equity	923	172	751
Russell Aggressive Equity	265	301	(36)
Russell Non-U.S.	426	346	80
Russell Core Bond	590	235	355
Russell Real Estate Securities	1,069	654	415

Year Ended December 31, 2003	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock	572	406	166
T. Rowe Price Small Cap Value	216	58	158
Aggressive Growth Stock	699	2,136	(1,437)
International Growth Stock	74	13	61
Franklin Templeton International Equity	2,522	3,078	(556)
AllianceBernstein Mid Cap Value ##	172	—	172
Index 400 Stock	552	603	(51)
Janus Capital Appreciation ##	196	—	196
Growth Stock	500	816	(316)
Large Cap Core Stock ^	607	1,657	(1,050)
Capital Guardian Domestic Equity	466	48	418
T. Rowe Price Equity Income ##	117	—	117
Index 500 Stock	958	2,729	(1,771)
Asset Allocation	38	624	(586)
Balanced	738	2,311	(1,573)
High Yield Bond	273	168	105
Select Bond	217	389	(172)
Money Market	1,869	4,171	(2,302)
Fidelity VIP Mid Cap ##	269	—	269
Russell Multi-Style Equity	248	240	8
Russell Aggressive Equity	179	52	127
Russell Non-U.S.	498	49	449
Russell Core Bond	130	103	27
Russell Real Estate Securities	535	399	136

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

Year Ended December 31, 2002	Units Issued	Units Redeemed	Net Increase (Decrease)
Small Cap Growth Stock	414	781	(367)
T. Rowe Price Small Cap Value	364	81	283
Aggressive Growth Stock	1,132	3,987	(2,855)
International Growth Stock	74	41	33
Franklin Templeton International Equity	18,038	21,253	(3,215)
Index 400 Stock	776	902	(126)
Growth Stock	693	1,833	(1,140)
Large Cap Core Stock ^	942	2,713	(1,771)
Capital Guardian Domestic Equity	576	71	505
Index 500 Stock	1,792	5,458	(3,666)
Asset Allocation	1,348	3	1,345
Balanced	1,108	3,833	(2,725)
High Yield Bond	185	547	(362)
Select Bond	680	828	(148)
Money Market	4,467	5,384	(917)
Russell Multi-Style Equity	238	618	(380)
Russell Aggressive Equity	132	181	(49)
Russell Non-U.S.	148	201	(53)
Russell Core Bond	86	129	(43)
Russell Real Estate Securities	815	381	434

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

Note 9 — Equity Values by Division for the year ended December 31, 2004 are shown below:

	GROUP VARIABLE ANNUITY CONTRACT ISSUED:
	PRIOR TO DECEMBER 17, 1981 OR BETWEEN APRIL 30, 1984 AND DECEMBER 31, 1991			AFTER DECEMBER 16,1981 AND PRIOR TO MAY 1, 1984
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth	$24.646196	1,175,633	$28,974,881	$23.956264	—	$—
T. Rowe Price Small Cap	16.175980	14,044	227,175	15.901602	—	—
Aggressive Growth	54.747494	1,379,736	75,537,088	51.060593	—	—
International Growth	13.422496	8,451	113,434	13.194729	—	—
Franklin Templeton International Equity	2.949634	18,695,952	55,146,216	2.782359	—	—
AllianceBernstein Mid Cap Value ##	15.801473	370	5,847	15.670114	—	—
Index 400	17.624859	1,466,700	25,850,381	17.131512	—	—
Janus Capital Appreciation	14.349081	99	1,421	14.229799	—	—
Growth	27.170823	804,408	21,856,427	25.758905	—	—
Large Cap Core Stock	22.430441	689,706	15,470,410	21.264720	—	—
Capital Guardian Domestic	12.099054	8,735	105,685	11.893730	—	—
T. Rowe Price Equity Income	14.237970	2,390	34,029	14.119597	—	—
Index 500	50.112283	1,651,992	82,785,091	46.733245	—	—
Asset	11.659896	42,757	498,542	11.462082	—	—
Balanced	107.555819	533,645	57,396,625	95.895281	8,155	782,026
High Yield	23.096633	224,928	5,195,079	21.896587	—	—
Select	134.012491	80,822	10,831,158	119.425260	—	—
Money	35.049174	2,132	74,725	31.286399	—	—
Fidelity VIP Mid Cap	17.535222	4,283	75,103	17.389476	—	—
Russell Multi-Style	8.802993	24,338	214,247	8.556544	—	—
Russell Aggressive	14.545498	557	8,102	14.138303	—	—
Russell Non-U.S.	11.650240	1,535	17,883	11.324119	—	—
Russell Core	14.163304	174	2,464	13.766970	—	—
Russell Real Estate	24.444468	1,080,457	26,411,197	23.760619	—	—

Equity			406,833,210			782,026
Annuity Reserves			696,847			—

Total Equity			$407,530,057			$782,026

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

	GROUP COMBINATION ANNUITY CONTRACT ISSUED:
	AFTER DECEMBER 31, 1991 FRONT LOAD VERSION			AFTER DECEMBER 31, 1991 SIMPLIFIED LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth	$2.375356	129,562	$307,756	$2.295965	546,475	$1,254,687
T. Rowe Price Small Cap	1.582043	181,718	287,486	1.549988	485,404	752,370
Aggressive Growth	3.318231	713,073	2,366,141	4.871253	1,159,746	5,649,416
International Growth	1.312727	119,051	156,281	1.286123	143,987	185,185
Franklin Templeton International Equity	2.734209	503,609	1,376,972	2.549602	1,293,726	3,298,486
AllianceBernstein Mid Cap Value ##	1.563095	172,144	269,077	1.547558	71,832	111,164
Index 400	1.698670	242,833	412,493	1.641894	875,773	1,437,926
Janus Capital Appreciation	1.419420	182,409	258,915	1.405312	114,911	161,486
Growth	2.535103	419,729	1,064,056	2.378175	1,096,533	2,607,747
Large Cap Core Stock	2.092800	309,072	646,826	1.963264	938,261	1,842,054
Capital Guardian Domestic	1.183300	330,668	391,279	1.159280	1,017,404	1,179,456
T. Rowe Price Equity Income	1.408447	23,101	32,537	1.394433	161,142	224,702
Index 500	3.396371	1,052,555	3,574,867	4.116350	2,018,372	8,308,326
Asset	1.140330	57,490	65,558	1.117219	859,771	960,552
Balanced	2.776467	1,519,731	4,219,483	7.989947	1,795,832	14,348,603
High Yield	2.155028	156,076	336,348	2.021608	561,947	1,136,037
Select	2.273220	523,858	1,190,844	9.901557	452,984	4,485,247
Money	1.524874	511,877	780,548	2.738952	1,181,420	3,235,853
Fidelity VIP Mid Cap	1.734607	18,068	31,341	1.717354	175,435	301,284
Russell Multi-Style	0.848412	1,055,284	895,316	0.820050	856,496	702,370
Russell Aggressive	1.401874	148,157	207,697	1.355022	565,148	765,788
Russell Non-	1.122807	708,720	795,756	1.085315	566,259	614,569
Russell Core	1.365029	616,569	841,635	1.319453	417,466	550,827
Russell Real Estate	2.355972	271,346	639,284	2.277262	696,471	1,586,047

Equity			21,148,496			55,700,182
Annuity Reserves			—			—

Total Equity			$21,148,496			$55,700,182

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

Equity Values by Division for the year ended December 31, 2003 are shown below:

	GROUP VARIABLE ANNUITY CONTRACT ISSUED:
	PRIOR TO DECEMBER 17, 1981 OR BETWEEN APRIL 30, 1984 AND DECEMBER 31, 1991			AFTER DECEMBER 16, 1981 AND PRIOR TO MAY 1, 1984
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth	$20.745671	1,079,618	$22,397,405	$20.266253	—	$—
T. Rowe Price Small Cap	12.985287	6,893	89,505	12.829144	—	—
Aggressive Growth	47.932675	1,443,703	69,200,563	44.929401	—	—
International Growth	11.039080	1,686	18,615	10.906272	—	—
Franklin Templeton International Equity	2.471833	17,397,514	43,003,750	2.343355	—	—
AllianceBernstein Mid Cap Value ##	13.315544	100	1,328	13.271202	—	—
Index 400	15.159273	1,229,196	18,633,719	14.808985	—	—
Janus Capital Appreciation	11.990097	100	1,196	11.950148	—	—
Growth	25.471804	807,600	20,571,025	24.269545	—	—
Large Cap Core Stock	20.737771	637,111	13,212,268	19.758825	—	—
Capital Guardian Domestic	10.354264	12,164	125,947	10.229694	—	—
T. Rowe Price Equity Income	12.363579	100	1,232	12.322387	—	—
Index 500	45.268617	1,688,506	76,436,315	42.428293	—	—
Asset	10.598020	29,369	311,250	10.470560	—	—
Balanced	99.686821	557,314	55,556,868	89.326036	8,471	756,695
High Yield	20.482734	229,901	4,709,000	19.516037	—	—
Select	127.939507	87,781	11,230,650	114.586395	—	—
Money	34.553668	5,951	205,636	30.999129	—	—
Fidelity VIP Mid Cap	14.066904	100	1,403	14.020063	—	—
Russell Multi-Style	8.016570	25,067	200,950	7.831294	—	—
Russell Aggressive	12.677885	907	11,500	12.384892	—	—
Russell Non-U.S.	9.848016	2,804	27,616	9.620430	—	—
Russell Core	13.532112	1,053	14,255	13.219553	—	—
Russell Real Estate	18.123797	743,392	13,473,089	17.705263	—	—

Equity			349,435,084			756,695
Annuity Reserves			—			690,473

Total Equity			$349,435,084			$1,447,168

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

NML VARIABLE ANNUITY ACCOUNT C

NOTES TO FINANCIAL STATEMENTS CONTINUED

	GROUP COMBINATION ANNUITY CONTRACT ISSUED:
	AFTER DECEMBER 31, 1991 FRONT LOAD VERSION			AFTER DECEMBER 31, 1991 BACK LOAD VERSION
DIVISION	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY	ACCUMULATION UNIT VALUE	UNITS OUTSTANDING	EQUITY
Small Cap Growth	$2.012501	180,958	$364,177	$1.956937	846,804	$1,657,142
T. Rowe Price Small Cap	1.278281	154,573	197,588	1.259912	427,709	538,876
Aggressive Growth	2.924175	784,337	2,293,538	4.318610	1,741,788	7,522,101
International Growth	1.086683	26,435	28,727	1.071062	92,224	98,777
Franklin Templeton International Equity	2.306261	501,464	1,156,507	2.163493	1,711,888	3,703,657
AllianceBernstein Mid Cap Value ##	1.325796	161,167	213,674	1.320512	10,599	13,996
Index 400	1.470580	269,730	396,660	1.429987	945,378	1,351,878
Janus Capital Appreciation	1.193818	167,109	199,497	1.189063	28,355	33,716
Growth	2.392114	411,966	985,470	2.257547	1,680,980	3,794,892
Large Cap Core Stock	1.947509	350,345	682,299	1.837972	1,558,230	2,863,983
Capital Guardian Domestic	1.019273	342,349	348,947	1.004585	756,546	760,015
T. Rowe Price Equity Income	1.231018	82,737	101,851	1.226098	33,719	41,343
Index 500	3.088134	1,249,807	3,859,571	3.765294	2,387,879	8,991,067
Asset	1.043259	136,519	142,424	1.028260	613,016	630,340
Balanced	2.590151	1,571,650	4,070,811	7.498641	2,313,421	17,347,511
High Yield	1.923624	176,767	340,033	1.815388	628,859	1,141,624
Select	2.184385	507,686	1,108,982	9.571910	630,990	6,039,780
Money	1.513153	790,404	1,196,002	2.734239	1,742,199	4,763,588
Fidelity VIP Mid Cap	1.400609	178,585	250,128	1.395022	90,166	125,784
Russell Multi-Style	0.777670	442,572	344,175	0.756197	716,891	542,111
Russell Aggressive	1.229860	127,132	156,354	1.195908	621,297	743,014
Russell Non-U.S.	0.955315	505,332	482,751	0.928976	687,876	639,020
Russell Core	1.312719	388,451	509,927	1.276523	290,408	370,713
Russell Real Estate	1.758196	282,106	495,997	1.709672	607,979	1,039,444

Equity			19,926,091			64,754,374
Annuity Reserves			—			—

Total Equity			$19,926,091			$64,754,374

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

##	Initial Investment in this Division was made on May 1, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Northwestern Mutual Life Insurance Company and Contract Owners of NML Variable Annuity Account C

In our opinion, the accompanying statements of assets and liabilities, the related statements of operations, and of changes in equity and the financial highlights present fairly, in all material respects, the financial position of NML Variable Annuity Account C and its Small Cap Growth Stock Division, T. Rowe Price Small Cap Value Division, Aggressive Growth Stock Division, International Growth Stock Division, Franklin Templeton International Equity Division, AllianceBernstein Mid Cap Value Division, Index 400 Stock Division, Janus Capital Appreciation Division, Growth Stock Division, Large Cap Core Stock Division, Capital Guardian Domestic Equity Division, T. Rowe Price Equity Income Division, Index 500 Stock Division, Asset Allocation Division, Balanced Division, High Yield Bond Division, Select Bond Division, Money Market Division, Fidelity VIP Mid Cap Division, Russell Multi-Style Equity Division, Russell Aggressive Equity Division, Russell Non-U.S. Division, Russell Core Bond Division, and Russell Real Estate Securities Division at December 31, 2004 and 2003, and the results of each of their operations, the changes in each of their equity and their financial highlights for the periods presented, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of The Northwestern Mutual Life Insurance Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of securities owned at December 31, 2004 with Northwestern Mutual Series Fund, Inc., Fidelity VIP Mid Cap Portfolio and the Russell Investment Funds, provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
February 3, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The registrant’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the registrant’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, those disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither Account A nor Account C have any directors or executive officers. The following information, as of March 1, 2005, is provided with respect to each director, including persons nominated or chosen to become directors, of Northwestern Mutual. Northwestern Mutual uses the title of Trustee to denote the directors.

TRUSTEE	AGE	YEAR ELECTED/ APPT’D	EXPIRATION OF TERM OF OFFICE		OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
Edward E. Barr	68	1991	May 2007		Member, Human Resources, Nominating and Corporate Governance Committee

John M. Bremer	57	2001	May 2006		Chief Operating Officer (Chief Compliance Officer); Member, Executive Committee

Peter W. Bruce	59	2001	May 2008		Chief Insurance Officer; Member, Executive Committee

Robert C. Buchanan	64	1991	May 2007		Member, Audit, Executive and Finance Committees

George A. Dickerman	66	1994	May 2008		Member, Agency and Marketing Committee

Connie K. Duckworth	50	2004	May 2005	(1)	Member, Executive, Finance, and Human Resources, Nominating and Corporate Governance Committees

Pierre S. du Pont	70	1985	May 2005	(2)	Member, Human Resources, Nominating and Corporate Governance Committee

James D. Ericson	69	1989	May 2008		Member, Agency and Marketing, Executive and Finance Committees

David A. Erne	61	2002	May 2005	(1)	Member, Executive, Finance and Operations and Technology Committees

J. E. Gallegos	69	1985	May 2008		Member, Audit Committee

Stephen N. Graff	70	1996	May 2005	(2)	Member, Audit, Executive, and Finance Committees

Patricia Albjerg Graham	70	1980	May 2005	(2)	Member, Human Resources, Nominating and Corporate Governance Committee

James P. Hackett	49	2000	May 2006		Member, Audit Committee

Stephen F. Keller	66	1984	May 2007		Member, Operations and Technology Committee

Barbara A. King	58	1996	May 2006		Member, Agency and Marketing Committee

Margery Kraus	58	2004	May 2005	(1)	Member, Agency and Marketing Committee

J. Thomas Lewis	68	1978	May 2006		Member, Agency and Marketing Committee

Daniel F. McKeithan, Jr.	69	1988	May 2007		Member, Executive, Finance, and Human Resources, Nominating and Corporate Governance Committees

Ulice Payne, Jr.	49	2005	May 2006		Member, Executive and Human Resources, Nominating and Corporate Governance Committees

H. Mason Sizemore, Jr.	63	1993	May 2007		Member, Operations and Technology Committee

Sherwood H. Smith, Jr.	70	1992	May 2005	(2)	Chair, Agency and Marketing Committee

Peter M. Sommerhauser	62	1999	May 2006		Chair, Human Resources, Nominating and Corporate Governance Committee; Member, Executive and Finance Committees

John E. Steuri	65	1994	May 2007		Chair, Operations and Technology Committee

John J. Stollenwerk	65	1993	May 2005	(1)	Member, Agency and Marketing, Executive and Finance Committees

Barry L. Williams	60	1987	May 2005	(1)	Member, Operations and Technology Committee

Kathryn D. Wriston	66	1986	May 2005	(1)	Chair, Audit Committee

Edward J. Zore	59	2000	May 2005	(1)	President and CEO; Chair, Executive and Finance Committees; Member, Agency and Marketing, and Operations and Technology Committees

(1)	Candidates proposed for re-election by the Board of Trustees for the election to be held at the May 2005 Annual meeting of Policyowners. If re-elected, these Trustees’ terms will expire in May 2009.

(2)	Mr. du Pont, Mr. Graff, Ms. Graham and Mr. Smith are retiring from the Board of Trustees effective May 25, 2005.

The business experience and public company directorships of Northwestern Mutual’s Trustees as of March 1, 2005 are as follows:

TRUSTEE	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS	DIRECTORSHIPS
Edward E. Barr	Retired Chairman, Sun Chemical Group, B.V. (graphic arts), Fort Lee, New Jersey, since 2003. Prior thereto, Chairman from 1998-2002; Chairman and CEO, 1997-1998; President and Chief Executive Officer, 1987-1997.	Sequa Corporation

John M. Bremer	Chief Operating Officer (Chief Compliance Officer) of Northwestern Mutual since 2002. Prior thereto, Senior Executive Vice President and Chief Operating Officer (Chief Compliance Officer) from 2001-2002; Senior Executive Vice President and Secretary from 2000-2001; Executive Vice President, General Counsel and Secretary from 1998-2000; Senior Vice President, General Counsel and Secretary from 1995-1998.

Peter W. Bruce	Chief Insurance Officer of Northwestern Mutual since 2002. Prior thereto, Senior Executive Vice President (Insurance) from 2000-2002; Executive Vice President (Accumulation Products and Long Term Care) from 1998-2000; Executive Vice President (Operations and Administration) from 1995-1998.

Robert C. Buchanan	President and Chief Executive Officer, Fox Valley Corporation (manufacturer of gift wrap and writing paper), Appleton, Wisconsin, since 1980.	Brady Corporation

George A. Dickerman	Retired Chairman and CEO, Spalding Sports Worldwide (manufacturer of sporting equipment), Chicopee, Massachusetts, since 1999. Prior thereto, Chairman, 1997-1998; President, 1981-1997.

Connie K. Duckworth	President and Chairman, ARZU (non-profit organization) since 2003. Prior thereto, Partner and Managing Director (retired) of Goldman, Sachs & Co. (global investment banking, securities and investment management firm), 1981-2001.	DNP Select Income Fund Inc. Smurfit-Stone Container Corporation

Pierre S. du Pont	Attorney and Director, Richards, Layton & Finger (law firm), Wilmington, Delaware, since 1985.	PepsiAmericas, Inc.

James D. Ericson	Retired Chairman of Northwestern Mutual since 2001; Chairman, 2001; Chairman and Chief Executive Officer from 2000 to 2001. Prior thereto, President and Chief Executive Officer from 1993-2000.	Kohl’s Corporation The Marcus Corporation

David A. Erne	Attorney, Reinhart Boerner Van Deuren s.c. (law firm), Milwaukee, Wisconsin, since 1968.	Artisan Funds, Inc.

J. E. Gallegos	Attorney, Gallegos Law Firm, Santa Fe, New Mexico, since 1988.

Stephen N. Graff	Office Managing Partner (retired), Arthur Andersen LLP, Milwaukee, Wisconsin, 1981-1994.	Regal-Beloit Corporation

Patricia Albjerg Graham	Professor, Graduate School of Education, Harvard University, Cambridge, Massachusetts, since 1974; President, Spencer Foundation (social and behavioral sciences), Chicago, Illinois, 1991-2000.	Apache Corporation

James P. Hackett	President and Chief Executive Officer, Steelcase Inc. (office furniture manufacturer), Grand Rapids, Michigan, since 1994.	Fifth Third Bancorp Steelcase Inc.

Stephen F. Keller	Attorney, Los Angeles, California, since 1962. Chairman, The Santa Anita Companies, Arcadia, California, 1993-1996.

Barbara A. King	President, Landscape Structures, Inc. (manufacturer of playground equipment), Delano, Minnesota, since 1973.

Margery Kraus	President and CEO, APCO Worldwide (global communication consultancy), since 1984.

J. Thomas Lewis	Attorney, New Orleans, Louisiana, since 1998. Prior thereto, associated with Monroe & Lemann (law firm), New Orleans, Louisiana, 1965-1998.

Daniel F. McKeithan, Jr.	President, Tamarack Petroleum Co., Inc. (operator of oil and gas wells), Milwaukee, Wisconsin, since 1982.	The Marcus Corporation

Ulice Payne, Jr.	President, Addison-Clifton, LLC (global trade compliance advisors) since 2004. President and Chief Executive Officer of the Milwaukee Brewers Baseball Club from 2002-2003. Prior thereto, Managing Partner of the Milwaukee, Wisconsin office of Foley & Lardner (law firm).	Wisconsin Energy Corporation Badger Meter, Inc. State Financial Services Corporation Midwest Air Group, Inc.

H. Mason Sizemore, Jr.	Retired President and Chief Operating Officer, The Seattle Times, Seattle, Washington, since 2001. Prior thereto, President and Chief Operating Officer since 1985.

Sherwood H. Smith, Jr.	Chairman Emeritus, Carolina Power & Light Company, Raleigh, North Carolina, since 1999. Prior thereto, Chairman, 1996-1999.	Nortel Networks Corporation

Peter M. Sommerhauser	Attorney, Godfrey & Kahn, SC (law firm), Milwaukee, Wisconsin, since 1969.	Kohl’s Corporation

John E. Steuri	Retired Chairman and Chief Executive Officer, Advanced Thermal Technologies, Inc. (heating, air conditioning, humidity control), Little Rock,

Arkansas, since 2001; Chairman, 1997-2001. Prior thereto, Retired Chairman and Chief Executive Officer, ALLTEL Information Services, Inc., Little Rock, Arkansas.

John J. Stollenwerk	President and Chief Executive Officer, Allen-Edmonds Shoe Corporation, Port Washington, Wisconsin, since 1998. Prior thereto, President and Owner, 1980-1998.	Badger Meter, Inc. Koss Corporation U.S. Bancorp

Barry L. Williams	President and Chief Executive Officer, Williams Pacific Ventures, Inc. (venture capital), San Francisco, California, since 1993.	CH2M Hill Companies Ltd. R. H. Donnelley Corporation Pacific Gas & Electric Company PG&E Corporation Simpson Manufacturing Co., Inc. SLM Corporation

Kathryn D. Wriston	Director of various corporations.	The Stanley Works

Edward J. Zore	President and Chief Executive Officer of Northwestern Mutual since 2001. Prior thereto, President, 2000-2001; Executive Vice President (Life and Disability Income Insurance), 1998-2000; Executive Vice President (Finance and Investments), 1995-1998.	Manpower, Inc. Mason Street Funds, Inc. Northwestern Mutual Series Fund, Inc.

Neither Account A nor Account C have Boards of Directors or Audit Committees. Northwestern Mutual’s Board of Trustees has determined that its Audit Committee has at least one “Audit Committee Financial Expert” serving on the Audit Committee. In 2004 Northwestern Mutual’s Board determined Mr. Stephen N. Graff to be the Audit Committee Financial Expert and concurrently determined that he was independent (applying the NASD definition of independent director then in effect).

The following information as of March 1, 2005, is provided with respect to each Executive Officer of Northwestern Mutual. The term of office for all Executive Officers is one year expiring May 31, 2005.

NAME	AGE	CURRENT POSITION AND YEAR ASSUMED
Edward J. Zore	59	President and Chief Executive Officer (2001)
John M. Bremer	57	Chief Operating Officer (Chief Compliance Officer) (2001)
Peter W. Bruce	59	Chief Insurance Officer (2002)
Deborah A. Beck	57	Executive Vice President (Planning and Technology) (2000)
William H. Beckley	57	Executive Vice President (Agencies) (2000)
Mason G. Ross	61	Executive Vice President and Chief Investment Officer (2001)
Mark G. Doll	55	Senior Vice President (Public Markets) (1996)
Richard L. Hall	59	Senior Vice President (Life Product) (2004)
William C. Koenig	57	Senior Vice President and Chief Actuary (1995)
Gregory C. Oberland	47	Senior Vice President (Insurance Operations) (2004)
Barbara F. Piehler	54	Senior Vice President and Chief Information Officer (2002)
Gary A. Poliner	51	Senior Vice President and Chief Financial Officer (2001)
Marcia Rimai	49	Senior Vice President (Marketing) (2004)
Charles D. Robinson	60	Senior Vice President (Investment Products and Services) (2001)
John E. Schlifske	45	Senior Vice President (Investment Products and Services and Affiliates) (2004)
Leonard F. Stecklein	58	Senior Vice President (Investment Product Operations) (2004)
Frederic H. Sweet	61	Senior Vice President (Corporate and Government Relations) (1998)
Robert J. Berdan	58	Vice President, General Counsel and Secretary (2001)
Michael G. Carter	43	Vice President (Policyowner Services) (2004)
Steven T. Catlett	55	Vice President (Investment Products) (2004)
David D. Clark	53	Vice President (Real Estate) (2004)
Gloster B. Current	59	Vice President (Corporate Planning) (2004)
Thomas E. Dyer	59	Vice President (Corporate Services) (1998)
Christine H. Fiasca	50	Vice President (Field System Administration) (2002)
John M. Grogan John C. Kelly John L. Kordsmeier	41 45 50	Vice President (Field Services and Support) (2004) Vice President and Controller (2004) Vice President (New Business) (2004)
Susan A. Lueger	51	Vice President (Human Resources) (1994)
Jeffrey J. Lueken	44	Vice President (Securities) (2004)
Jean M. Maier	50	Vice President (Compliance/Best Practices ) (2004)
Meridee J. Maynard	49	Vice President (Disability Income and Long Term Care) (2004)
Brenda F. Skelton	49	Vice President (Communications) (2003)
J. Edward Tippetts	60	Vice President (Field Development) (2002)
Martha M. Valerio	58	Vice President (Technology Research and Web Resources) (2001)
Michael L. Youngman	53	Vice President (Government Relations) (2001)

All of the Executive Officers, except Charles D. Robinson, Gloster B. Current and Brenda F. Skelton, have been employed by Northwestern Mutual in an executive or management position for more than five years. Mr. Robinson joined Northwestern Mutual in 2001. Prior thereto he was with AIG, Global Retirement Services Division as Chief Marketing Officer and Senior Vice President from 1999 to 2000. From 1980 to 1999, Mr. Robinson served in various positions of increasing responsibility with VALIC/American General Group, most recently as Senior Vice President, Institutional Marketing. Prior to joining Northwestern Mutual in 2003, Mr. Current was Vice President and Chief Marketing Officer for Lincoln Financial Group from 1995 to 2003. Prior to Lincoln Financial, Mr. Current served as Vice President at Citibank, North America in a variety of operations and marketing management assignments, and in key leadership roles at Kentucky Fried Chicken Co., Canadian Canners Ltd., Del Monte Corp., R.J. Reynolds Foods, Inc., Procter and Gamble Co. and AT&T Long Lines. Ms. Skelton joined Northwestern Mutual in 2002. Prior to Northwestern Mutual, Ms. Skelton worked for the Milwaukee Wave professional soccer team from 2001 to 2002 as the general manager of business operations. Ms. Skelton also headed up the marketing function for Midwest Airlines from 1987 to 2000. During her tenure at Midwest Airlines, Ms. Skelton held the positions of Senior Vice President of Marketing, Vice President of Marketing and Director of Marketing Programs. She also served on the Midwest Air Group, Inc. Board of Directors from 1995 until her departure in 2000. Prior to Midwest Air Group, Ms. Skelton held a variety of other marketing and product management positions of progressive responsibility.

As indicated above, neither Account A nor Account C have executive officers and thus do not have a “Code of Ethics.” However, Northwestern Mutual has adopted a “Code of Ethics” that applies to Northwestern Mutual’s Chief Executive Officer, Chief Financial Officer and Controller, as well as to the rest of its employees. A copy of Northwestern Mutual’s Guidelines for Business Conduct, which satisfy the Code of Ethics requirements, were filed as Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2003 and are incorporated by reference herein.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Various Trustees and Executive Officers of Northwestern Mutual (and their family members and associates) may have securities accounts with NMIS and may have effected transactions through such accounts during 2004 and through the date hereof, including transactions in mutual funds sponsored by Northwestern Mutual and Russell.

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

At December 31, 2004, Mr. Peter M. Sommerhauser, a Northwestern Mutual Trustee since May 1999, was the beneficial owner of approximately 8.5% of the outstanding common stock of Kohl’s Corporation, primarily by virtue of his serving as a trustee of several trusts for the benefit of the families of current and former executive officers of Kohl’s Corporation and as a director of charitable foundations established by executive officers of Kohl’s Corporation. While Mr. Sommerhauser has sole or shared voting and investment power over such shares held in the trusts and foundations, he has no pecuniary interest in those shares. In 1994, a number of years prior to Mr. Sommerhauser becoming a Northwestern Mutual Trustee, Northwestern Mutual lent as part of its normal portfolio investment activities to Kohl’s Department Stores, Inc., a subsidiary of Kohl’s Corporation, $40,000,000 and received a 6.57% Senior Note, guaranteed by Kohl’s Corporation, due March 31, 2004. The principal amount of such indebtedness stood at $6,666,667 at January 1, 2004 and was paid in full at March 31, 2004.

In the ordinary course of business, Northwestern Mutual engages law firms to assist it on various matters. From time to time, an engaged law firm may employ, or have as a partner or shareholder, a family member of a Northwestern Mutual executive officer or trustee. Any such executive officer or trustee would not participate in the selection of such law firm for such matter.

Mr. David A. Erne, a Northwestern Mutual Trustee since July 2002, is a shareholder of Reinhart Boerner Van Deuren s.c. Reinhart Boerner Van Deuren s.c. provided legal services to Northwestern Mutual and/or certain related entities during 2004. The aggregate amount of such legal services billed to Northwestern Mutual or related entities is less than 1% of the law firm’s gross revenues for its last fiscal year.

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

	2004	2003
Account A	$31,600	$29,400
Account C	$31,600	$29,400

AUDIT-RELATED FEES

Neither Account A nor Account C had any fees billed for fiscal year 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Account A’s and Account C’s financial statements and that are not reported under the caption “Audit Fees” above. In fiscal year 2004, audit-related fees totaling $55,760 were billed by the principal accountant for internal control services related to Sarbanes-Oxley. These fees were paid by the sponsor.

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

PRE-APPROVAL POLICIES AND PROCEDURES

Neither Account A nor Account C have a Board of Directors or Audit Committee and have therefore not adopted pre-approval policies and procedures for audit and non-audit services. However, Northwestern Mutual’s Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy that does apply to Account A and Account C (the “Policy”).

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

In 2004, there were no fees paid to Account A’s and Account C’s independent accountant under a de minimis exception to the rules that waives the pre-approval requirements for certain non-audit services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

PAGE
(1) NML Variable Annuity Account A (in Part II, Item 8)	22
Statements of Assets and Liabilities at December 31, 2004 and 2003
Statements of Operations for years ended December 31, 2004, 2003 and 2002
Statements of Changes in Equity for years ended December 31, 2004, 2003 and 2002
Financial Highlights
Notes to Financial Statements
Report of Independent Registered Public Accounting Firm

(2) NML Variable Annuity Account C (in Part II, Item 8)	52
Statements of Assets and Liabilities at December 31, 2004 and 2003
Statements of Operations for years ended December 31, 2004, 2003 and 2002
Statements of Changes in Equity for years ended December 31, 2004, 2003 and 2002
Financial Highlights
Notes to Financial Statements
Report of Independent Registered Public Accounting Firm

(3) The Northwestern Mutual Life Insurance Company	86
Immediately following this page are:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Financial Position at December 31, 2004 and 2003
Consolidated Statement of Operations for years ended December 31, 2004, 2003 and 2002
Consolidated Statement of Changes in Surplus for years ended December 31, 2004, 2003 and 2002
Consolidated Statement of Cash Flows for years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Statutory Financial Statements

(b) See Index to Exhibits which is incorporated herein by reference	117

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Policyowners of The Northwestern Mutual Life Insurance Company

We have audited the accompanying consolidated statement of financial position of The Northwestern Mutual Life Insurance Company and its subsidiary (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, of changes in surplus and of cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements audited by us (1) do not present fairly in conformity with generally accepted accounting principles, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2004 and 2003, or the results of their operations or their cash flows for each of the three years in the period ended December 31, 2004 because of the effects of the variances between the statutory basis of accounting and accounting principles generally accepted in the United States of America referred to in the preceding paragraph, and (2) do present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, on the basis of accounting described in Note 1.

/s/PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
January 24, 2005

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(IN MILLIONS)

	December 31
	2004	2003
ASSETS:
Bonds	$60,930	$55,571
Common and preferred stocks	7,414	6,577
Mortgage loans	17,240	16,426
Real estate	1,619	1,481
Policy loans	9,750	9,546
Other investments	5,774	4,851
Cash and temporary investments	2,949	2,594

Total investments	105,676	97,046
Due and accrued investment income	1,133	1,126
Net deferred tax assets	936	1,198
Deferred premium and other assets	1,894	1,790
Separate account assets	14,318	12,662

Total assets	$123,957	$113,822

LIABILITIES AND SURPLUS:
Reserves for policy benefits	$87,588	$81,280
Policyowner dividends payable	3,910	3,770
Interest maintenance reserve	943	815
Asset valuation reserve	2,556	2,568
Income taxes payable	665	737
Other liabilities	5,043	4,443
Separate account liabilities	14,318	12,662

Total liabilities	115,023	106,275
Surplus	8,934	7,547

Total liabilities and surplus	$123,957	$113,822

The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

(IN MILLIONS)

	FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002
REVENUE:
Premiums	$10,682	$10,307	$10,108
Net investment income	6,117	5,737	5,477
Other income	511	501	439

Total revenue	17,310	16,545	16,024

BENEFITS AND EXPENSES:
Benefit payments to policyowners and beneficiaries	4,487	4,079	3,902
Net additions to policy benefit reserves	6,181	6,260	6,186
Net transfers to separate accounts	422	288	242

Total benefits	11,090	10,627	10,330
Commissions and operating expenses	1,741	1,690	1,580

Total benefits and expenses	12,831	12,317	11,910

Gain from operations before dividends and taxes	4,479	4,228	4,114
Policyowner dividends	3,880	3,765	3,792

Gain from operations before taxes	599	463	322
Income tax expense (benefit)	(124)	(90)	(442)

Net gain from operations	723	553	764
Net realized capital gains (losses)	94	139	(606)

Net income	$817	$692	$158

The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SURPLUS

(IN MILLIONS)

	FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002
Beginning of year balance	$7,547	$7,217	$6,892
Net income	817	692	158
Change in net unrealized capital gains (losses)	645	1,171	(517)
Change in net deferred income tax	28	(137)	44
Change in nonadmitted assets and other	(115)	(96)	(126)
Change in asset valuation reserve	12	(1,300)	766

Net change in surplus	1,387	330	325

End of year balance	$8,934	$7,547	$7,217

The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN MILLIONS)

	FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums and other income received	$7,584	$6,984	$6,947
Investment income received	5,999	5,727	5,224
Disbursement of policy loans, net of repayments	(199)	(254)	(264)
Payments to policyowners and beneficiaries	(4,650)	(4,312)	(4,130)
Net transfers to separate accounts	(418)	(284)	(257)
Commissions, expenses and taxes paid	(1,900)	(1,637)	(1,855)

Net cash provided by operating activities	6,416	6,224	5,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
Bonds	47,537	75,838	60,865
Common and preferred stocks	3,300	2,392	1,766
Mortgage loans	1,867	1,843	1,532
Real estate	109	356	468
Other investments	1,258	1,047	1,646

	54,071	81,476	66,277

Cost of investments acquired:
Bonds	52,323	79,994	67,398
Common and preferred stocks	3,150	2,708	2,003
Mortgage loans	2,670	2,534	2,005
Real estate	259	191	191
Other investments	1,757	1,387	748

	60,159	86,814	72,345

Net cash applied to investing activities	(6,088)	(5,338)	(6,068)

CASH FLOWS FROM FINANCING AND MISCELLANEOUS SOURCES:
Net deposits on deposit-type contract funds and other liabilities without life or disability contingencies	32	142	249
Other cash provided (applied)	(5)	(248)	(50)

Net cash provided by financing and other activities:	27	(106)	199

Net increase(decrease) in cash and temporary investments	355	780	(204)
Cash and temporary investments, beginning of year	2,594	1,814	2,018

Cash and temporary investments, end of year	$2,949	$2,594	$1,814

The accompanying notes are an integral part of these financial statements.

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

1.	BASIS OF PRESENTATION AND CHANGES IN ACCOUNTING PRINCIPLES

The accompanying consolidated statutory financial statements include the accounts of The Northwestern Mutual Life Insurance Company and its wholly-owned subsidiary, Northwestern Long Term Care Insurance Company (together, “the Company”). All intercompany balances and transactions have been eliminated. The Company offers life, annuity, disability income and long-term care insurance products to the personal, business and estate markets.

The consolidated financial statements were prepared in accordance with accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (“statutory basis of accounting”). See Notes 2 and 11. Financial statements prepared on the statutory basis of accounting differ from financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), primarily because on a GAAP basis: (1) certain policy acquisition costs are deferred and amortized, (2) investment valuations and policy benefit reserves are established using different methods and assumptions, (3) deposit-type contracts, for which premiums, benefits and reserve changes are not included in revenue or benefits as reported in the statement of operations, are defined differently, (4) majority-owned, non-insurance subsidiaries are consolidated, (5) changes in deferred taxes are reported as a component of net income and (6) no deferral of realized investment gains and losses is permitted. The effects on the financial statements of the Company attributable to the differences between the statutory basis of accounting and GAAP are material.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in accordance with the statutory basis of accounting requires management to make estimates or assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods then ended. Actual future results could differ from these estimates and assumptions.

INVESTMENTS

See Note 3 regarding the reported statement value and estimated fair value of the Company’s investments in bonds, common and preferred stocks, mortgage loans and real estate.

POLICY LOANS

Policy loans primarily represent amounts borrowed from the Company by life insurance policyowners, secured by the cash value of the related policies, and are reported in the financial statements at unpaid principal balance.

OTHER INVESTMENTS

Other investments consist primarily of partnership investments (including real estate, venture capital and leveraged buyout fund limited partnerships), real estate joint ventures, leveraged leases and unconsolidated non-insurance subsidiaries organized as limited liability companies. These investments are valued based on the equity method of accounting. Other investments also include derivative financial instruments. See Note 4 regarding the Company’s use of derivatives and their presentation in the financial statements.

Other investments include $104 million and $103 million of interests in oil and natural gas production at December 31, 2004 and 2003, respectively. These oil and gas interests are accounted for using the full cost method, a method permitted by the Office of the Commissioner of Insurance of the State of Wisconsin. The NAIC “Accounting Practices and Procedures Manual” does not provide accounting guidance for oil and gas interests.

TEMPORARY INVESTMENTS

Temporary investments represent securities that had maturities of one year or less at purchase and are reported at amortized cost, which approximates fair value.

NET INVESTMENT INCOME

Net investment income primarily represents interest and dividends received or accrued on bonds, mortgage loans, policy loans and other investments. It also includes amortization of any purchase premium or discount using the interest method,

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

adjusted prospectively for any change in estimated yield-to-maturity. Accrued investment income more than 90 days past due is nonadmitted and reported as a direct reduction of surplus. Accrued investment income that is ultimately deemed uncollectible is reported as a reduction of net investment income in the period that such determination is made. Net investment income also includes dividends paid to the Company from accumulated earnings of joint ventures, partnerships and unconsolidated non-insurance subsidiaries and prepayment fees on bonds and mortgages. Net investment income is reduced by investment management expenses, real estate depreciation, depletion related to energy assets and interest costs associated with securities lending.

INTEREST MAINTENANCE RESERVE

The Company is required to maintain an interest maintenance reserve (“IMR”). The IMR is used to defer realized gains and losses, net of income tax, on fixed income investments and derivatives that are attributable to changes in interest rates. Net realized gains and losses deferred to the IMR are amortized into investment income over the estimated remaining term to maturity of the investment sold or the asset/liability hedged by the derivative.

INVESTMENT CAPITAL GAINS AND LOSSES

Realized capital gains and losses are recognized based upon specific identification of securities sold. Realized capital losses also include valuation adjustments for impairment of bonds, stocks, mortgage loans, real estate and other investments that have experienced a decline in fair value that management considers to be other-than-temporary. Factors considered in evaluating whether a decline in value is other-than-temporary include: (1) whether the decline is substantial, (2) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, (3) the duration and extent to which the fair value has been less than cost, and (4) the financial condition and near-term prospects of the issuer in relation to the anticipated recovery period. Realized capital gains and losses as reported in the consolidated statement of operations exclude any IMR deferrals. See Note 3 regarding realized capital gains and losses.

Unrealized capital gains and losses primarily represent changes in the reported fair value of common stocks and changes in valuation adjustments made for bonds in or near default. Changes in the Company’s share of undistributed earnings of joint ventures, partnerships and unconsolidated non-insurance subsidiaries are also classified as changes in unrealized capital gains and losses. See Note 3 regarding changes in unrealized capital gains and losses.

ASSET VALUATION RESERVE

The Company is required to maintain an asset valuation reserve (“AVR”). The AVR represents a reserve liability for invested asset valuation using a formula prescribed by the National Association of Insurance Commissioners (“NAIC”). The AVR is designed to protect surplus against potential declines in the value of the Company’s investments. Increases or decreases in AVR are reported as direct adjustments to surplus.

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

DECEMBER 31, 2004, 2003 AND 2002

BENEFIT PAYMENTS TO POLICYOWNERS AND BENEFICIARIES

Benefit payments to policyowners and beneficiaries include death, surrender, disability and long-term care benefits, as well as matured endowments and payments on supplementary insurance contracts that include life contingencies. Benefit payments on supplementary insurance contracts without life contingencies are deposit-type transactions and thereby excluded from benefits in the consolidated statement of operations. Benefit payments are reported net of ceded reinsurance recoveries, see Note 9.

RESERVES FOR POLICY BENEFITS

See Note 5 regarding the methods and assumptions used to establish the Company’s reserves for future insurance policy benefits.

COMMISSIONS AND OPERATING EXPENSES

Commissions and other operating costs, including costs of acquiring new insurance policies, are generally charged to expense as incurred.

ELECTRONIC DATA PROCESSING EQUIPMENT AND SOFTWARE

The cost of electronic data processing (“EDP”) equipment and operating system software used in the Company’s business is generally capitalized and depreciated over three years using the straight-line method. Non-operating system software is generally capitalized and depreciated over a maximum of five years. EDP equipment and operating software assets of $37 million and $25 million at December 31, 2004 and 2003, respectively, are classified as other assets in the consolidated statement of financial position and are net of accumulated depreciation of $68 million and $56 million, respectively. Non-operating software costs, net of accumulated depreciation, are nonadmitted assets and thereby excluded from reported assets and surplus in the consolidated statement of financial position. Depreciation expense for EDP equipment and software totaled $56 million, $42 million and $27 million for the years ended December 31, 2004, 2003 and 2002, respectively.

FURNITURE AND EQUIPMENT

The cost of furniture, fixtures and equipment, including leasehold improvements, is generally capitalized and depreciated over the useful life of the assets using the straight-line method. Furniture, fixtures and equipment costs, net of accumulated depreciation, are nonadmitted assets and thereby excluded from reported assets and surplus in the consolidated statement of financial position. Depreciation expense for furniture, fixtures and equipment totaled $7 million, $6 million and $6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

POLICYOWNER DIVIDENDS

Almost all life insurance and disability income policies and certain annuity contracts and long-term care policies issued by the Company are participating. Annually, the Company’s Board of Trustees approves dividends payable on participating policies during the subsequent fiscal year, which are accrued and charged to operations when approved. Participating policyowners generally have the option to direct their dividends to be paid in cash, used to reduce future premiums due or used to purchase additional insurance. Dividends used by policyowners to purchase additional insurance are reported as premiums in the consolidated statement of operations, but are not included in premiums received or benefit payments in the consolidated statement of cash flows.

NONADMITTED ASSETS

Certain assets are designated as nonadmitted on the statutory basis of accounting. Such assets, principally related to pension funding, amounts advanced to or due from the Company’s field representatives, furniture, fixtures, equipment and non-

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

operating software (net of accumulated depreciation) are excluded from reported assets and surplus in the consolidated statement of financial position. Changes in nonadmitted assets are reported as a direct adjustment to surplus.

3.	INVESTMENTS

BONDS

Investments in bonds are reported in the financial statements at amortized cost, less any valuation adjustment. The interest method is used to amortize any purchase premium or discount. Use of the interest method for loan-backed bonds and structured securities includes estimates of future prepayments obtained from independent sources. Prepayment assumptions are updated at least annually. During 2004, the retrospective adjustment method was used to recognize related changes in the estimated yield-to-maturity of such securities. Prior to 2004, the prospective adjustment method was used. The cumulative effect of this change in method as of January 1, 2004 was immaterial.

Valuation adjustments are made for bonds in or near default, which are reported at the lower of amortized cost or fair value, or for bonds with a decline in fair value that management considers to be other-than-temporary. See Note 2. At December 31, 2004 and 2003, the reported value of bonds was reduced by $42 million and $277 million, respectively, in valuation adjustments.

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

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Statement value and estimated fair value of bonds at December 31, 2004 and 2003 were as follows:

December 31, 2004

	Reconciliation to Estimated Fair Value
	Statement Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
U.S. Government	$8,848	$475	$(47)	$9,276
States, territories and possessions	264	43	(1)	306
Special revenue and assessments	11,207	178	(28)	11,357
Public utilities	3,915	304	(6)	4,213
Banks, trusts and insurance companies	8,254	542	(41)	8,755
Industrial and miscellaneous	28,442	1,621	(179)	29,884

Total	$60,930	$3,163	$(302)	$63,791

December 31, 2003

	Reconciliation to Estimated Fair Value
	Statement Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
U.S. Government	$9,233	$476	$(42)	$9,667
States, territories and possessions	374	56	(4)	426
Special revenue and assessments	10,037	253	(41)	10,249
Public utilities	2,516	213	(6)	2,723
Banks, trusts and insurance companies	3,227	82	(24)	3,285
Industrial and miscellaneous	30,184	2,303	(241)	32,246

Total	$55,571	$3,383	$(358)	$58,596

Statement value and estimated fair value of bonds by contractual maturity at December 31, 2004 are presented below. Estimated maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Statement Value	Estimated Fair Value
	(in millions)
Due in one year or less	$1,104	$1,123
Due after one year through five years	10,803	11,247
Due after five years through ten years	15,884	16,774
Due after ten years	13,796	14,979

	41,587	44,123
Mortgage-backed and structured securities	19,343	19,668

Total	$60,930	$63,791

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

COMMON AND PREFERRED STOCKS

Common stocks are generally reported in the financial statements at fair value, which is based upon quoted market prices, if available. For common stocks without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models. The equity method is generally used to value investments in common stock of unconsolidated non-insurance subsidiaries. See note 11 regarding the statement value of the Company’s investment in Frank Russell Company.

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

Valuation adjustments are made for preferred stocks rated 4 or less, which are reported at the lower of cost or fair value, or for common and preferred stocks with a decline in fair value that management considers to be other-than-temporary. At December 31, 2004 and 2003, the reported value of common and preferred stocks was reduced by $74 million and $182 million, respectively, in valuation adjustments.

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

The maximum and minimum interest rates for mortgage loans originated during 2004 were 8.8% and 2.3%, respectively, while these rates during 2003 were 8.5% and 3.6%, respectively. The aggregate ratio of amounts loaned to the value of collateral for mortgage loans originated during 2004 and 2003 were 65% and 66%, respectively, with a maximum of 100% for any single loan during each of 2004 and 2003.

Mortgage loans are considered impaired when, based on current information, management considers it probable that the Company will be unable to collect all principal and interest due according to the contractual terms of the loan. If necessary, a valuation adjustment is made to reduce the carrying value of an impaired loan to the lower of unpaid principal balance or estimated net realizable value based on appraisal of the collateral property. If the impairment is considered to be temporary, the valuation adjustment is reported as an unrealized loss. Valuation adjustments for impairments considered to be other- than-temporary are reported as realized losses. At December 31, 2004 and 2003, the reported value of mortgage loans was reduced by $1 and $13 million, respectively, in valuation adjustments.

REAL ESTATE

Real estate investments are reported in the financial statements at cost, less any valuation adjustment, encumbrances and accumulated depreciation of buildings and other improvements using a straight-line method over the estimated useful lives of the improvements. An investment in real estate is considered impaired when, based on current information, the estimated fair value of the property is lower than depreciated cost. The estimated fair value is primarily based upon the present value of future cash flow (for commercial properties) or the capitalization of stabilized net operating income (for multi-family residential properties). When the Company determines that an investment in real estate is impaired, a valuation adjustment is made to reduce the carrying value to estimated fair value, net of encumbrances. Valuation adjustments are reported as a realized loss. At December 31, 2004 and 2003, the reported value of real estate investments was reduced by $4 million and $0, respectively, in valuation adjustments.

At December 31, 2004 and 2003, the reported value of real estate included $190 million and $180 million, respectively, of real estate properties occupied by the Company.

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

LEVERAGED LEASES

Leveraged leases primarily represent investments in commercial aircraft or real estate property that are leased to third parties and serve as collateral for non-recourse borrowings. Leveraged leases are valued at the present value of future minimum lease payments, plus the residual value of the leased asset and classified as other investments in the consolidated statement of financial position. At December 31, 2004 and 2003, the reported value of leveraged leases was $458 million and $513 million, respectively. During 2004, the Company reported realized capital losses of $4 million upon renegotiation of leveraged leases on certain commercial aircraft and realized capital losses of $14 million upon a change in the estimated timing of tax benefits for certain real property leases. During 2002, the Company utilized $108 million in existing valuation allowances to absorb losses on declines in value of certain commercial aircraft leases that were considered to be other-than-temporary.

CAPITAL GAINS AND LOSSES

Realized investment gains and losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	For the year ended December 31, 2004			For the year ended December 31, 2003			For the year ended December 31, 2002
	Realized Gains	Realized Losses	Net Realized Gains (Losses)	Realized Gains	Realized Losses	Net Realized Gains (Losses)	Realized Gains	Realized Losses	Net Realized Gains (Losses)
	(in millions)
Bonds	$816	$(369)	$447	$1,369	$(861)	$508	$950	$(1,237)	$(287)
Common and preferred stocks	521	(211)	310	397	(402)	(5)	356	(619)	(263)
Mortgage loans	—	(1)	(1)	12	—	12	—	(4)	(4)
Real estate	48	(8)	40	198	—	198	121	(3)	118
Other invested assets	325	(522)	(197)	145	(286)	(141)	158	(258)	(100)

	$1,170	$(1,111)	599	$2,121	$(1,549)	572	$1,585	$(2,121)	(536)

Less: IMR gains (losses)			317			538			264
Less: Capital gains taxes (benefit)			188			(105)			(194)

Net realized capital gains (losses)			$94			$139			$(606)

Proceeds from the sale of bond investments totaled $47 billion, $83 billion and $53 billion for the years ended December 31, 2004, 2003, and 2002, respectively.

Realized losses (before capital gains taxes) included $116 million, $405 million and $588 million for the years ended December 31, 2004, 2003, and 2002, respectively, of valuation adjustments for declines in fair value of investments that were considered to be other-than-temporary.

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

The amortized cost and estimated fair value of bonds and common and preferred stocks for which the estimated fair value had temporarily declined and remained below cost as of December 31, 2004 and 2003, were as follows:

	December 31, 2004
	Decline For Less Than 12 Months			Decline For Greater Than 12 Months
	Cost	Fair Value	Difference	Cost	Fair Value	Difference
	(in millions)
Bonds	$13,173	$12,953	$(220)	$1,698	$1,616	$(82)
Common and preferred stocks	746	704	(42)	375	318	(57)

Total	$13,919	$13,657	$(262)	$2,073	$1,934	$(139)

	December 31, 2003
	Decline For Less Than 12 Months			Decline For Greater Than 12 Months
	Cost	Fair Value	Difference	Cost	Fair Value	Difference
	(in millions)
Bonds	$9,051	$8,804	$(247)	$1,559	$1,448	$(111)
Common and preferred stocks	587	536	(51)	613	520	(93)

Total	$9,638	$9,340	$(298)	$2,172	$1,968	$(204)

Changes in net unrealized investment gains and losses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Bonds	$42	$188	$(150)
Common and preferred stocks	818	1,372	(436)
Other investments	75	163	(172)

	935	1,723	(758)
Change in deferred taxes	(290)	(552)	241

	$645	$1,171	$(517)

SECURITIES LENDING

The Company has entered into securities lending agreements whereby certain investment securities are loaned to third parties, primarily major brokerage firms. The aggregate statement value of loaned securities was $2.5 billion and $2.4 billion at December 31, 2004 and 2003, respectively. The Company’s policy requires a minimum of 102% of the fair value of the loaned securities, calculated on a daily basis, as collateral in the form of either cash or securities held by the Company or a trustee. At December 31, 2004 and 2003, unrestricted cash collateral held by the Company of $2.6 billion and $2.5 billion, respectively, is classified as cash and invested assets and the offsetting collateral liability of $2.6 billion and $2.5 billion, respectively, is classified as other liabilities in the consolidated statement of financial position. At December 31, 2004 and 2003, additional non-cash collateral of $359 million and $482 million respectively, was held on the Company’s behalf by a trustee and is not included in the consolidated statement of financial position.

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

4.	DERIVATIVE FINANCIAL INSTRUMENTS

In the normal course of business, the Company enters into derivative transactions, generally to mitigate the risk to assets and surplus from fluctuations in interest rates, foreign currency exchange rates and other market risks.

Cash flow and fair value hedges that qualify for hedge accounting are reported in a manner consistent with the item being hedged (e.g., at amortized cost or fair value). Cash flow and fair value hedges that do not qualify for hedge accounting are reported at fair value. Fair value is estimated as the amount that the Company would expect to receive or pay upon termination of the derivative contract as of the reporting date. The reported statement value of derivatives is classified as other investments in the consolidated statement of financial position.

Gains or losses realized upon maturity or termination of derivative positions are generally reported as realized capital gains or losses, net of tax. For derivatives that qualify for hedge accounting, gains or losses realized due to changes in market interest rates are deferred to the IMR, net of tax, and amortized into investment income over the estimated remaining term to maturity of the item being hedged. Gains or losses resulting from reporting open derivative positions at fair value are reported as unrealized capital gains or losses.

In addition to cash flow and fair value hedges, the Company entered into replication transactions during 2004 and 2003. A replication transaction is a derivative transaction entered into in conjunction with other investment transactions to replicate the investment characteristics of otherwise permissible investments.

The Company does not take positions in derivatives for income generation purposes.

The Company implemented Statement of Statutory Accounting Principles (“SSAP”) No. 86, Accounting for Derivative Instruments and Hedging Activities, which superceded SSAP 31 effective January 1, 2003. Upon implementation, the Company had the option of applying the new guidance to all derivatives as of January 1, 2003 or continuing to use the existing guidance of SSAP 31 for all derivatives held as of December 31, 2002. The Company chose to apply SSAP 86 guidance retroactively to derivatives held prior to January 1, 2003. The impact on surplus from the adoption of SSAP 86 was immaterial.

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

The Company held the following derivative positions at December 31, 2004 and 2003:

	December 31, 2004			December 31, 2003
Derivative Instrument	Statement Value	Notional Amount	Fair Value	Statement Value	Notional Amount	Fair Value
	(in millions)
Cash Flow Hedges:
Foreign currency swaps	$—	$93	$(14)	$—	$36	$(2)
Interest rate swaps	—	351	9	—	473	6
Interest rate basis swaps	—	80	—	—	—	—
Commodity swaps	—	3	—	—	—	—
Swaptions	30	681	21	23	521	25
Interest rate floors	17	925	36	13	775	38

Fair Value Hedges:
Short equity futures	—	—	—	—	—	—
Fixed income futures	—	345	—	—	—	—
Foreign currency forwards	(72)	4,171	(72)	(43)	1,029	(43)
Foreign currency covers	—	12	12	—	—	—
Credit default swaps	(3)	220	(3)	—	203	(1)

Replications:
Fixed income	—	210	2	—	230	(2)
Long fixed income futures	—	—	—	—	—	—
Long equity futures	—	152	—	—	28	—
Construction loan forwards	—	82	3	—	—	—

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

Interest rate swaps are cash flow hedges used to mitigate exposure to interest rate risk on certain floating and fixed rate bonds. An interest rate swap is a contractual agreement to pay a rate of interest based upon a reference index in exchange for a fixed rate of interest established at the origination of the contract.

Interest rate basis swaps are cash flow hedges used to mitigate the basis risk on certain hedges of variable rate preferred stocks. An interest rate basis swap is a contractual agreement to pay a rate of return based upon one reference index in exchange for receiving a rate of return based upon a different reference index.

Commodity swaps are cash flow hedges used to mitigate exposure to market fluctuations for the forward sale of crude oil and natural gas production. Commodity swaps are contractual agreements whereby one party pays a floating commodity price in exchange for a specified fixed commodity price.

Swaptions are cash flow hedges used to mitigate the asset/liability risks of a significant and sustained increase or decrease in interest rates for certain of the Company’s insurance products. A swaption is a contractual agreement whereby one party holds an option to enter into an interest rate swap with another party on predefined terms.

Interest rate floors are cash flow hedges used to mitigate the asset/liability risks of a significant and sustained decrease in interest rates for certain of the Company’s insurance products. Floors entitle the Company to receive settlement payments from the counterparties if interest rates decline below a specified level.

Short equity index futures are fair value hedges used to mitigate exposure to market fluctuations for the Company’s portfolio of common stocks. Futures contracts obligate the Company to buy or sell a financial instrument at a specified future date for a specified price.

Fixed income futures are fair value hedges used to mitigate interest rate risk for a portion of the Company’s fixed maturity investment portfolio. These futures contracts obligate the Company to buy or sell a financial instrument at a specified future date for a specified price. Unrealized losses of $2 million and unrealized gains of $8 million were recognized during 2004 and 2003, respectively, on contracts that were excluded from the assessment of hedge effectiveness.

Foreign currency forwards are fair value hedges used to mitigate the foreign exchange risk for portfolios of investments denominated in foreign currencies. Foreign currency forward contracts obligate the Company to deliver a specified amount of foreign currency at a future date at a specified exchange rate. Unrealized losses of $29 million and $24 million were recognized during 2004 and 2003, respectively, on contracts that were excluded from the assessment of hedge effectiveness.

Foreign currency covers are fair value hedges used to mitigate the foreign exchange risk on trades of investments denominated in foreign currencies. Foreign currency forward contracts obligate the Company to pay or receive a specified amount of foreign currency at a future date at a specified exchange rate.

Credit default swaps are fair value hedges used to mitigate the credit risk associated with investments in bonds of specific issuers. A credit default swap allows the Company to put the bond to a counterparty at par upon a “credit event” sustained by the bond issuer. A credit event is defined as bankruptcy, failure to pay or obligation acceleration.

Fixed income replications are used to replicate a bond investment through the use of credit default swaps, interest rate swaps and cash market instruments. These replication transactions, including the derivative components, are reported at amortized cost. During each of 2004 and 2003, the average fair value of such contracts was less than $1 million. No realized gains or losses were recognized during 2004 or 2003 on the termination of these contracts.

Long fixed income futures replications are used to manage the duration of the fixed income portfolio and mitigate exposure to interest rate changes. These replication transactions are reported at fair value, with changes in fair value reflected as a component of unrealized gains and losses until such time as the contracts are terminated. During each of 2004 and 2003, the average fair value of such contracts was less than $1 million. Realized gains of $6 million and $29 million were recognized during 2004 and 2003 on the termination of these contracts.

Long equity futures replications are used to gain equity market investment exposure. These replication transactions are reported at fair value, with changes in fair value reflected as a component of unrealized gains and losses until such time as the contracts are terminated. During each of 2004 and 2003, the average fair value of such contracts was less than $1 million. Realized gains of $15 million and $28 million were recognized during 2004 and 2003, respectively, on the termination of these contracts.

Construction loan forward replications are used to gain GNMA market investment exposure. These replication transactions are reported at amortized cost. During each of 2004 and 2003, the average fair value of such contracts was less than $1 million. No realized gains or losses were recognized during 2004 and 2003 on the termination of these contracts.

5.	RESERVES FOR POLICY BENEFITS

Reserves for policy benefits represent the net present value of future policy benefits, less future policy premiums, estimated using actuarial methods based on mortality and morbidity experience tables and valuation interest rates prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). These actuarial tables and methods include assumptions regarding future mortality and morbidity. Actual future experience could differ from the assumptions used to make these reserve estimates.

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

General account reserves for policy benefits at December 31, 2004 and 2003 are summarized below:

	December 31,
	2004	2003
	(in millions)
Life insurance reserves	$77,418	$71,441
Annuity reserves and deposit liabilities	5,037	4,940
Disability income and long-term care unpaid claims and claim reserves	3,234	3,083
Disability income and long-term care active life reserves	1,899	1,816

Total reserve for policy benefits	$87,588	$81,280

Life insurance reserves on substantially all policies issued since 1978 are based on the Commissioner’s Reserve Valuation Method (“CRVM”) using the 1958 or 1980 CSO mortality tables with interest rates ranging from 3½% to 5½%. Other life insurance reserves are primarily based on the net level premium method, using various mortality tables at interest rates ranging from 2% to 4½%. As of December 31, 2004, the Company had $870 billion of total life insurance in-force, including $7.7 billion of life insurance in-force for which gross premiums were less than net premiums according to the standard valuation methods and assumptions prescribed by the OCI.

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

Additional premiums are charged for substandard lives for policies issued after January 1, 1956. Net level premium or CRVM mean reserves are based on multiples of mortality tables or one-half the net flat or other extra mortality charge. The Company waives deduction of fractional premiums upon death of an insured and returns any portion of the final premium beyond the date of death. Cash values are not promised in excess of the legally computed reserves.

Deferred annuity reserves on contracts issued since 1985 are primarily based on the Commissioner’s Annuity Reserve Valuation Method with interest rates ranging from 3½% to 6¼%. Other deferred annuity reserves are based on contract value. Immediate annuity reserves are based on present value of expected benefit payments with interest rates ranging from 3½% to 7½%. Changes in future policy benefits on supplementary contracts without life contingencies are classified as deposit-type transactions and thereby excluded from net additions to policy benefit reserves in the consolidated statement of operations.

At December 31, 2004 and 2003, the withdrawal characteristics of the Company’s general account annuity reserves and deposit liabilities were as follows:

	December 31,
	2004	2003
	(in millions)
Subject to discretionary withdrawal
- with market value adjustment	$1,290	$1,354
- without market value adjustment	2,413	2,340
Not subject to discretionary withdrawal	1,334	1,246

Total	$5,037	$4,940

Unpaid claims and claim reserves for disability income policies are based on the present value of expected benefit payments, primarily using the 1985 Commissioner’s Individual Disability Table A (“CIDA”), modified for Company experience in the first four years of disability, with interest rates ranging from 3% to 5½%. Unpaid claims and claim reserves for long-term care policies are based on the present value of expected benefit payments using industry-based long-term care experience with a 4½% interest rate.

Reserves for unpaid claims, losses and loss adjustment expenses on disability income and long-term care insurance were $3.2 billion and $3.1 billion at December 31, 2004 and 2003, respectively. The table below provides a summary of the changes in these reserves for the years ended December 31, 2004 and 2003.

	For the year ended December 31,
	2004	2003
	(in millions)
Balance at January 1	$3,083	$2,907
Incurred related to:
Current year	472	466
Prior year	45	50

Total incurred	517	516
Paid related to:
Current year	(18)	(17)
Prior year	(348)	(323)

Total paid	(366)	(340)

Balance at December 31	$3,234	$3,083

The changes in reserves for incurred claims related to prior years are generally the result of ongoing analysis of recent loss development trends.

Active life reserves for disability income policies issued since 1987 are primarily based on the two-year preliminary term method using the 1985 CIDA for morbidity with a 4% interest rate. Active life reserves for prior disability income policies are based on the net level premium method, using the 1964 Commissioner’s Disability Table for morbidity with interest rates ranging from 3% to 4%.

Active life reserves for long-term care policies consist of mid-terminal reserves and unearned premium. Mid-terminal reserves are based on the one-year preliminary term method, industry-based morbidity experience, total terminations based on the 1983 Individual Annuity Mortality table without lapses or the 1983 Group Annuity Mortality table with lapses, with an interest rate of either 4% or 4.5%. For reserves using lapse assumptions, a separate calculation is performed using interest rates ranging from 5.2% to 6.0% and excluding lapses. Reserves resulting from the separate calculation are compared in the aggregate to the statutory minimum and the greater of the two is held.

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

6.	PREMIUM AND ANNUITY CONSIDERATIONS DEFERRED AND UNCOLLECTED

Gross deferred and uncollected insurance premiums represent life insurance premiums due to be received from policyowners through the next respective policy anniversary dates. Net deferred and uncollected premiums represent only the portion of gross premiums related to mortality charges and interest.

Deferred and uncollected premiums at December 31, 2004 and 2003 were as follows:

	December 31, 2004		December 31, 2003
	Gross	Net	Gross	Net
	(in millions)
Ordinary new business	$162	$76	$171	$76
Ordinary renewal	1,570	1,283	1,461	1,191

	$1,732	$1,359	$1,632	$1,267

7.	SEPARATE ACCOUNTS

Separate account assets and related policy liabilities represent the segregation of balances attributable to variable life insurance and variable annuity products. Policyowners bear the investment performance risk associated with variable products. Separate account assets are invested at the direction of the policyowner in a variety of mutual fund options. Variable annuity policyowners also have the option to invest in a fixed interest rate annuity issued by the general account of the Company. Separate account assets are reported at fair value based primarily on quoted market prices.

Following is a summary of separate account liabilities by withdrawal characteristic at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(in millions)
Subject to discretionary withdrawal
- with market value adjustment	$11,987	$10,524
- without market value adjustment	—	—
Not subject to discretionary withdrawal	2,109	1,886
Non-policy liabilities	222	252

Total separate account liabilities	$14,318	$12,662

While separate account liability values are not guaranteed by the Company, the variable annuity and variable life insurance products represented in the separate accounts do include guaranteed minimum death benefits underwritten by the Company. At December 31, 2004 and 2003, general account reserves for policy benefits included $8 million and $11 million, respectively, that were attributable to these benefits.

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

Premiums and other considerations received from variable life and variable annuity policyowners during the years ended December 31, 2004 and 2003 were $1.3 billion and $1.2 billion, respectively. These amounts are reported as premiums in the consolidated statement of operations. The subsequent transfer of these receipts to the separate accounts is reported in transfers to separate accounts in the consolidated statement of operations, net of amounts received from the separate accounts to provide for policy benefit payments to variable product policyowners.

Following is a summary reconciliation of amounts reported as transfers to and from separate accounts in the summary of operations of the Company’s NAIC Separate Account Annual Statement with the amount reported as net transfers to separate accounts in the accompanying consolidated statement of operations for the years ended December 31, 2004, 2003 and 2002:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
From Separate Account Annual Statement:
Transfers to separate accounts	$1,428	$1,224	$1,341
Transfers from separate accounts	(1,012)	(1,125)	(1,300)

	416	99	41

Reconciling adjustments:
Investment management and administrative charges	—	73	65
Mortality, breakage and taxes	6	116	136

Net transfers to separate accounts	$422	$288	$242

8.	EMPLOYEE AND REPRESENTATIVE BENEFIT PLANS

The Company sponsors noncontributory defined benefit retirement plans for all eligible employees and field representatives (“Plans”). These include tax-qualified plans, as well as nonqualified plans that provide benefits to certain participants in excess of ERISA limits for qualified plans. The Company’s policy is to fully fund the obligations of qualified plans in accordance with ERISA requirements. The Company contributed $38 million and $28 million to the qualified employee retirement plan during 2004 and 2003, respectively, and expects to contribute $37 million in 2005.

In addition to defined pension benefits, the Company provides certain health care and life insurance benefits (“postretirement benefits”) to retired employees, field representatives and eligible dependents. Substantially all employees and field representatives will become eligible for these benefits if they reach retirement age while working for the Company.

Aggregate assets and projected benefit obligations of the defined benefit plans and for postretirement benefits at December 31, 2004 and 2003, and changes in assets and obligations for the years then ended, were as follows:

	Defined Benefit Plans		Postretirement Benefit Plans
	2004	2003	2004	2003
	(in millions)
Fair value of plan assets at January 1	$1,738	$1,420	$20	$17
Changes in plan assets:
Actual return on plan assets	208	323	4	5
Company contributions	38	28		—
Actual plan benefits	(34)	(33)	(2)	(2)

Fair value of plan assets at December 31	$1,950	$1,738	$22	$20

Projected benefit obligation at January 1	$1,729	$1,499	$166	$131
Changes in benefit obligation:
Service cost of benefits earned	70	64	18	15
Interest cost on projected obligations	111	103	11	10
Projected plan benefits paid	(40)	(38)	(10)	(9)
Experience losses	171	101	11	19

Projected benefit obligation at December 31	$2,041	$1,729	$196	$166

Plan assets are invested primarily in common stocks and corporate debt securities through a separate account of the Company. The investment objective of the Plan is to maximize long-term total rate of return, consistent with prudent investment risk management and in accordance with ERISA requirements. Investments are made for the sole interest of the beneficiaries of the Plan. While significant exposure to publicly traded equity securities is warranted by the long-term nature of expected benefit payments, diversification across asset classes is maintained to provide a risk/reward profile consistent with the objectives of the Plan beneficiaries. Diversified equity investments are subject to an aggregate maximum exposure of 75%, with holdings in any one corporate issuer not to exceed 3% of total assets. Asset mix is re-balanced regularly to maintain holdings within target asset allocation ranges. The measurement date for plan assets is December 31, with the fair value of plan assets based primarily on quoted market values.

Plan assets by asset class at December 31, 2004 and December 31, 2003 were as follows:

	Defined Benefit Plans				Postretirement Benefit Plans
	2004	% of FV	2003	% of FV	2004	% of FV	2003	% of FV
	(in millions)
Bonds	$856	44%	$742	42%	$9	43%	$9	42%
Preferred stock	7	0%	12	1%	—	0%	—	0%
Common stock	1,058	54%	953	55%	13	57%	11	57%
Private equities and other	29	2%	31	2%	—	0%	—	0%

Total assets	$1,950	100%	$1,738	100%	$22	100%	$20	100%

The projected benefit obligation (“PBO”) represents the actuarial net present value of future benefit obligations. For defined benefit plans, PBO includes assumptions as to future salary increases. This measure is consistent with the ongoing concern assumption and is mandated for measuring pension obligations. The accumulated benefit obligation (“ABO”) is similar to the calculation of the PBO, but is based only on current salaries, with no assumption of future salary increases. The aggregate ABO for the defined benefit plans of the Company were $1.6 billion and $1.4 billion at December 31, 2004 and 2003, respectively.

Projected benefit obligations included $37 million and $28 million for non-vested employees at December 31, 2004 and 2003, respectively.

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

The following table summarizes assumptions used in estimating the projected benefit obligations at December 31, 2004, 2003 and 2002:

	Defined Benefit Plans			Postretirement Benefit Plans
	2004	2003	2002	2004	2003	2002
Discount rate	6.0%	6.5%	7.0%	6.0%	6.5%	7.0%
Long-term rate of return on plan assets	8.0%	8.0%	8.5%	8.0%	8.0%	8.5%
Annual increase in compensation	4.5%	4.5%	5.0%	4.5%	4.5%	5.0%

The long term rates of return on plan assets are estimated assuming an allocation of plan assets among asset classes consistent with December 31, 2004. Returns are estimated by asset class based on the current risk free interest rate environment plus a risk premium. The risk premium is based on historical returns and other factors such as expected reinvestment returns and asset manager performance.

The projected benefit obligation for postretirement benefits at December 31, 2004 and 2003 also assumed an annual increase in future retiree medical costs of 10%, grading down to 5% over 5 years and remaining level thereafter. A further increase in the assumed healthcare cost trend of 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 2004 by $22 million and net periodic postretirement benefit expense during 2004 by $4 million. A decrease in the assumed healthcare cost trend of 1% in each year would reduce the accumulated postretirement benefit obligation as of December 31, 2004 and net periodic postretirement benefit expense during 2004 by the same amounts.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was enacted. The Act introduces a prescription drug benefit under Medicare Part D beginning in 2006. Under the Act, employers who sponsor postretirement plans that provide prescription drug benefits that are actuarially equivalent to Medicare qualify to receive subsidy payments from the federal government. The Company has not determined whether the benefits under its existing postretirement plan are actuarially equivalent to the new Medicare benefit. As such, neither the projected benefit obligation nor the net periodic benefit cost for postretirement benefits reflects any amount associated with this Medicare subsidy.

Following is an aggregate reconciliation of the funded status of the plans to the related financial statement liability reported by the Company at December 31, 2004 and 2003:

	Defined Benefit Plans		Postretirement Benefit Plans
	2004	2003	2004	2003
	(in millions)
Fair value of plan assets at December 31	$1,950	$1,738	$22	$20
Projected benefit obligation at December 31	2,041	1,729	196	166

Funded status	(91)	9	(174)	(146)
Unrecognized net experience losses	450	368	50	43
Unrecognized initial net asset	(577)	(598)	—	—
Nonadmitted asset	(114)	(76)	—	—

Net pension liability	$(332)	$(297)	$(124)	$(103)

Unrecognized net experience gains or losses represent cumulative amounts by which plan experience for return on plan assets or service costs have been more or less favorable than assumed. These differences accumulate without recognition in the Company’s financial statements unless they exceed 10% of plan assets or projected benefit obligation, whichever is greater. If they exceed this limit, they are amortized into net periodic benefit costs over the remaining average years of service until retirement of the plan participants, which is currently fourteen years for employee plans and twelve years for field representative plans.

Unrecognized initial net assets represent the amount by which the fair value of plan assets exceeded the projected benefit obligation for funded pension plans upon the adoption of the statutory basis of accounting for pensions as of January 1, 2001.

The Company has elected not to record an initial asset for this excess, electing instead to amortize this initial asset as a credit to net periodic benefit cost in a systematic manner until exhausted.

Any net pension assets for funded plans are nonadmitted and are thereby excluded from reported assets and surplus in the consolidated statement of financial position.

The components of net periodic benefit costs for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Defined Benefit Plans			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(in millions)
Components of net periodic benefit cost:
Service cost of benefits earned	$70	$64	$54	$18	$15	$11
Interest cost on projected obligations	111	103	95	11	10	9
Amortization of experience gains and losses	13	34	5	1	2	1
Amortization of initial net asset	(21)	(46)	(13)	—	—	—
Expected return on plan assets	(138)	(113)	(136)	(1)	(1)	(2)

Net periodic expense	$35	$42	$5	$29	$26	$19

The expected benefit payments under the defined benefit plans and the postretirement plans are as follows:

	Defined Benefit Plans	Postretirement Benefit Plans
	(in millions)
2005	$44	$10
2006	48	11
2007	52	12
2008	56	14
2009	61	15
2010-2014	393	95

	$654	$157

The Company also sponsors a contributory 401(k) plan for eligible employees and a noncontributory defined contribution plan for field representatives. For the years ended December 31, 2004, 2003 and 2002 the Company expensed total contributions to these plans of $24 million, $23 million and $22 million, respectively.

9.	REINSURANCE

The Company limits its exposure to life insurance death benefits by ceding insurance coverage to various reinsurers. The Company retains a maximum of $30 million of coverage per individual life and a maximum of $45 million of coverage per joint life. The Company also cedes a portion of its exposure to group disability benefits on a coinsurance basis and has an excess reinsurance contract for certain individual disability income policies issued prior to 1999 with retention limits varying based upon coverage type. The Company also participates in catastrophic risk sharing pools.

Amounts shown in the consolidated financial statements are reported net of the impact of reinsurance. Reserves for policy benefits at December 31, 2004 and 2003 were reported net of ceded reserves of $1.2 billion and $1.0 billion, respectively.

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

The effect of reinsurance on premium revenue and benefits expense for the years ended December 31, 2004, 2003 and 2002 was as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Direct premium revenue	$11,397	$10,959	$10,706
Premiums ceded	(715)	(652)	(598)

Net premium revenue	$10,682	$10,307	$10,108

Direct benefit expense	11,568	11,110	10,770
Benefit ceded	(478)	(483)	(440)

Net benefit expense	$11,090	$10,627	$10,330

In addition, the Company reported $207 million, $184 million and $172 million for the years ended December 31, 2004, 2003 and 2002, respectively, in allowances from reinsurers for reimbursement of commissions and other expenses on ceded business. These amounts are classified as other income in the consolidated statement of operations.

Reinsurance contracts do not relieve the Company from its obligations to policyowners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company attempts to minimize this risk by diversifying its reinsurance coverage among a number of reinsurers that meet its standards for strong financial condition. There were no reinsurance recoverables at December 31, 2004 and 2003 that were considered by management to be uncollectible.

10.	INCOME TAXES

The Company files a consolidated federal income tax return including the following entities:

Northwestern Mutual Investment Services, LLC	Baird Holding Company
Northwestern International Holdings, Inc.	Frank Russell Company
NML Real Estate Holdings, LLC and subsidiaries	Bradford, Inc.
NML Securities Holdings, LLC and subsidiaries	Network Planning Advisors, LLC
Northwestern Investment Management Company, LLC	Mason Street Advisors, LLC
Northwestern Securities Holdings, LLC	NML – CBO, LLC
Northwestern Mutual Trust Company	JYD Assets, LLC
Chateau, LLC	Health Invest, LLC

The Company collects from or refunds to these subsidiaries their share of consolidated income taxes determined under written tax-sharing agreements. During 2004, the Company sold its majority interest in Baird Holding Company (see Note 13) and intends to consolidate Baird’s taxable income for the portion of 2004 prior to the sale. Federal income tax returns for years through 2001 are closed as to further assessment of tax. The liability for income taxes payable in the financial statements includes a provision for additional taxes that may become due with respect to the open tax years.

The Company accounts for deferred tax assets and liabilities, which reflect the financial statement impact of cumulative temporary differences between the tax and financial statement bases of assets and liabilities. The significant components of the net deferred tax asset at December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003	Change
	(in millions)
Deferred tax assets:
Policy acquisition costs	$757	$715	$42
Investment assets	118	189	(71)
Policy benefit liabilities	1,644	1,751	(107)
Benefit plan obligations	284	252	32
Guaranty fund assessments	10	12	(2)
Nonadmitted assets	61	54	7
Other	37	58	(21)

Gross deferred tax assets	2,911	3,031	(120)

Deferred tax liabilities:
Premium and other receivables	504	453	51
Investments assets	1,464	1,375	89
Other	7	5	2

Gross deferred tax liabilities	1,975	1,833	142

Net deferred tax asset	$936	$1,198	$(262)

The statutory basis of accounting limits the amount of gross deferred tax assets that can be included in Company surplus. This limit is based on a formula that takes into consideration available loss carryback capacity, expected timing of reversal for existing temporary differences, gross deferred tax liabilities and the level of Company surplus. At December 31, 2004 and 2003, the Company’s gross deferred tax assets did not exceed this limitation.

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

The major components of current income tax expense (benefit) were as follows:

	For the year ended December 31,
	2004	2003	2002
	(in millions)
Income tax	$(85)	$(65)	$26
Tax credits	(39)	(25)	(15)
Equity tax	—	—	(453)

Total current tax expense(benefit)	$(124)	$(90)	$(442)

The Company’s taxable income can vary significantly from gain from operations before taxes due to temporary and permanent differences in revenue recognition and expense deduction between book and tax.

The Company is subject to an “equity tax” that is assessed only on mutual life insurance companies. In March 2002, Congress passed legislation that suspended assessments of equity tax for tax years 2001 through 2003. As a result, the related liability was released as a current tax benefit during 2002. While the Company was subject to the equity tax in 2004, legislation was enacted in April 2004 that permanently repealed the equity tax effective January 1, 2005.

The Company’s effective tax rates were 12%, 13% and 299% for the years ended December 31, 2004, 2003 and 2002, respectively. The effective rate is not the statutory rate applied to the Company’s taxable income or loss by the Internal Revenue Service. It is a financial statement relationship that represents the ratio between the sum of total taxes, including

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

those that affect net income and changes in deferred taxes not related to unrealized gains and losses on investments, to the sum of gain from operations before taxes and pretax net realized gains or losses. These financial statement effective rates were different than the applicable federal tax rate of 35% due primarily to differences between book and tax recognition of net investment income and realized capital gains and losses, prior year adjustments and the impact the of equity tax during 2002.

Income taxes paid in the current and prior years of $1.3 billion are available at December 31, 2004 for recoupment in the event of future tax losses.

11.	FRANK RUSSELL COMPANY ACQUISITION AND GOODWILL

The Company acquired Frank Russell Company (“Russell”) effective January 1, 1999. Russell, a global leader in multi-manager investment services, provides investment products and services in more than 35 countries. The initial purchase price of approximately $1.0 billion was funded with a combination of cash, senior notes issued by Russell and bank debt. The purchase agreement also called for additional contingent consideration to be paid to the former owners of Russell based upon the financial performance of Russell during the five year period ended December 31, 2003.

The acquisition was accounted for using the statutory purchase method, whereby the excess of the acquisition price over the fair value of Russell net assets at the time of the acquisition was attributed to goodwill reported in the accounts of Russell. Further, the statutory purchase method required that the Company’s cost basis of its investment in Russell be reduced, through a direct reduction of Company surplus, for the amount by which Russell goodwill exceeded 10% of the Company’s surplus at the time of the acquisition.

The Company applied for, and was granted, permission by the OCI for an alternative accounting treatment (“permitted practice”), whereby all Russell goodwill, including any subsequent additions to goodwill resulting from payment of contingent purchase consideration, be charged off as a direct reduction of Company surplus. This permitted practice differs from that required by the NAIC “Accounting Practices and Procedures Manual,” which requires that any goodwill not in excess of 10% of the Company’s surplus be amortized using a straight-line method over the period during which the acquiring entity benefits economically or ten years, whichever is shorter.

At December 31, 2004, the Company had made cumulative direct reductions of its surplus for goodwill associated with the Russell acquisition of $981 million. These charge-offs exceeded the Company’s equity basis investment in Russell by $581 million, which is classified as a reduction of the Company’s total investment in common stocks at that date.

If the Company had not received permission for this alternative accounting treatment, Company surplus as reported in the statement of financial position would have been greater by $320 million, $358 million and $335 million at December 31, 2004, 2003 and 2002, respectively, and net income as reported in the statement of operations would have been lower by $61 million, $53 million and $52 million for the years then ended, respectively.

12.	CONTINGENCIES AND GUARANTEES

The Company has unconditionally guaranteed repayment of $350 million of senior notes and up to $50 million of bank borrowings owed by Russell.

In the normal course of business, the Company has guaranteed certain obligations of other affiliates and made guarantees of operating leases or future minimum compensation payments on behalf of its field management. The maximum exposure under these guarantees totaled approximately $406 million at December 31, 2004. The Company believes that the likelihood is remote that payments will be required under these guarantees and therefore has not accrued a contingent liability in the consolidated statement of financial position. In addition, the Company routinely makes commitments to fund mortgage loans or other investments in the normal course of business. These commitments aggregated to $2.8 billion at December 31, 2004 and were extended at market interest rates and terms.

NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY

NOTES TO CONSOLIDATED STATUTORY FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, losses that may ultimately result from such actions would not have a material effect on the Company’s financial position at December 31, 2004.

13.	RELATED PARTY TRANSACTIONS

On May 13, 2004 the Company sold its majority interest in Baird Holding Company (“Baird”) to Baird management and employees. At the time of the sale, the Company owned approximately 51% of Baird common stock, with Baird management and employees owning the remainder. The Company realized a $30 million gain on the sale of its remaining interest in Baird, which is reported in realized capital gains in the consolidated statement of operations. The Company financed a substantial portion of the sales price through the purchase, at par, of $240 million of subordinated notes, with attached warrants, issued by Baird. Notes in the amount of $215 million remain outstanding at December 31, 2004 and are classified as bonds in the consolidated statement of financial position.

During 2004, the Company refinanced a credit facility owed by Russell and provided additional capital through the purchase, at par, of $258 million of notes issued by Russell. Notes in the amount of $218 million remain outstanding at December 31, 2004 and are classified as bonds in the consolidated statement of financial position.

During 2004, the Company transferred investments to a wholly-owned subsidiary as a capital contribution. The fair value of these securities was $222 million at the time of transfer. Realized capital gains of $2 million were recognized during 2004 upon the transfer of these assets.

During 2003, the Company transferred investments to a majority-owned investment subsidiary as a capital contribution. The fair value of these securities was $219 million at the time of the transfer. Realized capital losses of $7 million were recognized during 2003 upon the transfer of these assets.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of investment assets, including derivatives, and certain policy liabilities at December 31, 2004 and 2003 were as follows:

	December 31, 2004		December 31, 2003
	Statement Value	Fair Value	Statement Value	Fair Value
	(in millions)
Assets:
Bonds	$60,930	$63,791	$55,571	$58,596
Common and preferred stocks	7,414	9,312	6,577	8,488
Mortgage loans	17,240	18,674	16,426	18,086
Real estate	1,619	2,415	1,481	2,122
Policy loans	9,750	10,771	9,546	9,839
Other investments	5,774	6,491	4,851	5,373
Cash and short-term investments	2,949	2,949	2,594	2,594
Liabilities:
Investment-type insurance reserves	$4,023	$3,824	$3,989	$3,759

Fair value of bonds, common and preferred stocks and derivative financial instruments are based upon quoted market prices, when available. For those not actively traded fair value is estimated using independent pricing services or internally developed pricing models. See Note 11 regarding the statement value of the Company’s investment in Russell. The fair value of mortgage loans is estimated by discounting estimated future cash flows using market interest rates for debt with comparable credit risk and maturities. Real estate fair value is determined by discounting estimated future cash flows using market interest rates. Policy loan fair value is estimated based on discounted projected cash flows using market interest rates and assumptions regarding future loan repayments based on Company experience. Other investments include real estate joint ventures, which are valued by discounting estimated future cash flows using market interest rates, as well as other joint ventures and partnerships, for which the equity accounting basis approximates fair value.

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

Date: March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TITLE

/s/ EDWARD J. ZORE Edward J. Zore	Trustee, President and Chief Executive Officer

/s/ GARY A. POLINER Gary A. Poliner	Senior Vice President and Chief Financial Officer

/s/ JOHN C. KELLY John C. Kelly	Vice President and Controller

/s/ EDWARD E. BARR* Edward E. Barr	Trustee

/s/ JOHN M. BREMER* John M. Bremer	Trustee

/s/ PETER W. BRUCE* Peter W. Bruce	Trustee

/s/ ROBERT C. BUCHANAN* Robert C. Buchanan	Trustee

/s/ GEORGE A. DICKERMAN* George A. Dickerman	Trustee

/s/ PIERRE S. DU PONT* Pierre S. du Pont	Trustee

Connie K. Duckworth	Trustee

/s/ JAMES D. ERICSON* James D. Ericson	Trustee

/s/ DAVID A. ERNE* David A. Erne	Trustee

/s/ J. E. GALLEGOS* J. E. Gallegos	Trustee

/s/ STEPHEN N. GRAFF* Stephen N. Graff	Trustee

/s/ PATRICIA ALBJERG GRAHAM* Patricia Albjerg Graham	Trustee

/s/ JAMES P. HACKETT* James P. Hackett	Trustee

/s/ STEPHEN F. KELLER* Stephen F. Keller	Trustee

/s/ BARBARA A. KING* Barbara A. King	Trustee

/s/ MARGERY KRAUS* Margery Kraus	Trustee

/s/ J. THOMAS LEWIS* J.Thomas Lewis	Trustee

/s/ DANIEL F. MCKEITHAN, JR.* Daniel F. McKeithan, Jr.	Trustee

Ulice Payne, Jr.	Trustee

/s/ H. MASON SIZEMORE, JR.* H. Mason Sizemore, Jr.	Trustee

/s/ SHERWOOD H. SMITH, JR. * Sherwood H. Smith, Jr.	Trustee

/s/ PETER M. SOMMERHAUSER* Peter M. Sommerhauser	Trustee

/s/ JOHN E. STEURI* John E. Steuri	Trustee

/s/ JOHN J. STOLLENWERK* John J. Stollenwerk	Trustee

/s/ BARRY L. WILLIAMS* Barry L. Williams	Trustee

/s/ KATHRYN D. WRISTON* Kathryn D. Wriston	Trustee

Each of the above signatures is affixed as of March 24, 2005

*By	/s/ EDWARD J. ZORE
Edward J. Zore, Attorney in Fact, pursuant to the Power of Attorney attached as exhibit 24.1 hereto.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED PURSUANT TO SECTION 12 OF THE ACT

As supplemental information, the Commission is separately being furnished with four copies of each of the following documents: (1) 2004 Annual Report for NML Variable Annuity Account A; and (2) 2004 Annual Report for NML Variable Annuity Account C.

No proxy material is prepared specifically for contract holders under NML Variable Annuity Account A or NML Variable Annuity Account C. The Northwestern Mutual Life Insurance Company, a mutual company with no shareholders, does prepare a proxy statement and proxy for each policyholder of a company-issued insurance policy or annuity contract.

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	FILED HEREWITH
3.1	Restated Articles of Incorporation of The Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format with Post-Effective Amendment No. 6 on Form N-4 for NML Variable Annuity Account A, File No. 33-58476, CIK 0000790162, dated November 13, 1995, and is incorporated herein by reference.)

3.2	By-Laws of The Northwestern Mutual Life Insurance Company as amended December 4, 2002. (This exhibit was filed in electronic format with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of The Northwestern Mutual Life Insurance Company, dated March 27, 2003 (“2002 From 10-K”), and is incorporated herein by reference.)

3.3	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company creating “Northwestern Mutual Variable Annuity Account A”. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-22455, CIK 0000790162, dated February 27, 1997, and is incorporated herein by reference.)

3.4	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company creating Separate Account C. (This exhibit was filed in electronic format with the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of The Northwestern Mutual Life Insurance Company in respect of NML Variable Annuity Account A and NML Variable Annuity Account C, dated March 28, 2000 (“1999 Form 10-K”), and is incorporated herein by reference.)

3.5	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company to use Separate Account C to facilitate the issuance and maintenance of the Contracts and renaming the Account “NML Variable Annuity Account C”. (This exhibit was filed in electronic format with the 1999 Form 10-K and is incorporated herein by reference.)

10.1	Amended Flexible Payment Variable Annuity Front Load Contract, RR.V.A.FR. (0803) (sex neutral). (This exhibit was filed in electronic format with the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of The Northwestern Mutual Life Insurance Company in respect of NML Variable Annuity Account A and NML Variable Annuity Account C, dated March 24, 2004 (“2003 Form 10-K”), and is incorporated herein by reference.)

10.2	Amended Flexible Payment Variable Annuity Back Load Contract, RR.V.A.BK. (0803) (sex neutral). (This exhibit was filed in electronic format with the 2003 Form 10-K, and is incorporated herein by reference.)

10.3	Amended Variable Annuity Front Load and Back Load Contract Payment Rate Tables, RR.V.A.FR. (0803) and RR.V.A.BK. (0803) (sex distinct), included in Exhibits 10.1 and 10.2 above and are incorporated herein by reference.

10.4	Amended Enhanced Death Benefit for Front Load and Back Load Contracts, VA. EDB. (0803), included in Exhibits 10.1 and 10.2 above and are incorporated herein by reference.

10.5	Waiver of Withdrawal Charge for Back Load Contract, VA.WWC. (03200), included in Exhibit 10.2 above and is incorporated herein by reference.

10.6	Amended Application Forms for Front Load and Back Load Contracts, included in Exhibits 10.1 and 10.2 above and are incorporated herein by reference.

10.7	Amended Flexible Payment Variable Annuity Front Load Contract, RR.V.A.FR. (0704) (sex neutral). (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated April 29, 2004, and is incorporated herein by reference.)

EXHIBIT	DESCRIPTION	FILED HEREWITH

10.8	Amended Flexible Payment Variable Annuity Back Load Contract, RR.V.A.BK. (0704) (sex neutral). (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated April 29, 2004, and is incorporated herein by reference.)

10.9	Amended Variable Annuity Front Load and Back Load Contract Payment Rate Tables, RR.V.A.FR. (0704) and RR.V.A.BK. (0704), (sex distinct). (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated April 29, 2004, and is incorporated herein by reference.)

10.10	Form of Participation Agreement Among Russell Investment Funds, Russell Fund Distributors, Inc. and The Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated February 25, 1999, and is incorporated herein by reference.)

10.11	Form of Participation Agreement among Variable Insurance Products Funds, Fidelity Distributors Corporation and The Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-6 for Northwestern Mutual Variable Life Account, File No. 33-89188, CIK 0000742277, dated February 28, 2003, and is incorporated herein by reference.)

10.12	Form of Administrative Service Fee Agreement between The Northwestern Mutual Life Insurance Company and Frank Russell Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated February 25, 1999, and is incorporated herein by reference.)

10.13	Distribution Contract. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-22455, CIK 0000790162, dated February 27, 1997, and is incorporated herein by reference.)

10.14	Group Combination Annuity Contract, NVP.1C.(0594), with amended application, including Contract amendment (sex neutral). (This exhibit was filed in electronic format with Post-Effective Amendment No. 22 on Form N-4 for NML Variable Annuity Account C, File No. 2-89905-01, CIK 0000790163, dated May 31, 2001, and is incorporated herein by reference.)

10.15	Amended Application Form for Group Combination Annuity Contract, included in Exhibit 10.14 above.

14.1	The Northwestern Mutual Life Insurance Company Guidelines for Business Conduct. (This exhibit was filed in electronic format with the 2003 Form 10-K, and is incorporated herein by reference.)

21.1	Subsidiaries of the Registrant	X

24.1	Power of Attorney	X

31.1	Rule 15d-14(a) Certification of Edward J. Zore	X

31.2	Rule 15d-14(a) Certification of Gary A. Poliner	X

32.1	Section 1350 Certification of Edward J. Zore and Gary A. Poliner	X