Form 10-K
period 2005-12-31
NORTHWESTERN MUTUAL LIFE INSURANCE CO; NML VARIABLE ANNUITY ACCT C OF NORTHWESTERN MUT LIFE INS CO; NML VARIABLE ANNUITY ACCOUNT A
filed 2006-03-30
CIK 73076, 790163, 790162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

THE NORTHWESTERN MUTUAL LIFE INSURANCE COMPANY IN RESPECT OF

NML VARIABLE ANNUITY ACCOUNT A AND NML VARIABLE ANNUITY ACCOUNT C

FORM 10-K

PART I

ITEM 1. BUSINESS

ACCOUNTS A & C

NML Variable Annuity Account A (“Account A”) and NML Variable Annuity Account C (“Account C”) are segregated asset accounts of The Northwestern Mutual Life Insurance Company (“Northwestern Mutual”) formed to provide retirement annuity benefits for (i) self-employed individuals (and their eligible employees) who adopt plans (“HR-10 Plans”) meeting the requirements of Sections 401 or 403(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and (ii) employees of corporate employers who adopt pension or profit sharing plans meeting the requirements of Section 401(a) of the Code, or annuity purchase plans meeting the requirements of Section 403(a) of the Code (collectively, “Corporate Plans”). Account A receives payments under individual variable annuity contracts issued by Northwestern Mutual in connection with HR-10 Plans and Corporate Plans. Account C receives payments under group combination variable annuity contracts issued by Northwestern Mutual in connection with HR-10 Plans and Corporate Plans. The variable annuity contracts issued by Northwestern Mutual in connection with HR-10 Plans and Corporate Plans are hereinafter referred to as the “Contracts.” Account A and Account C were established on February 14, 1968 and July 22, 1970, respectively, by action of the Board of Trustees of Northwestern Mutual in accordance with the provisions of Wisconsin insurance law. Neither Account A nor Account C is currently registered as an investment company under the Investment Company Act of 1940.

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

NORTHWESTERN MUTUAL

Founded in 1857, Northwestern Mutual is a mutual insurance company organized under the laws of the State of Wisconsin. Northwestern Mutual’s products consist of a wide range of permanent and term life insurance, disability income insurance and annuities for the personal, business, estate planning and pension markets. Mutual funds, equity and debt securities, long-term care insurance, trust and investment management services are offered and/or sold through subsidiaries. Northwestern Mutual markets its insurance products and services in all 50 states of the United States and in the District of Columbia through an exclusive network of approximately 7,500 financial representatives at December 31, 2005 located in approximately 320 offices nationwide. At December 31, 2005, Northwestern Mutual had approximately 4,600 full- and part-time employees. Northwestern Mutual’s website address is www.nmfn.com.

Northwestern Mutual’s principal lines of business are: (i) life insurance, which provides a wide range of individual life insurance products, including traditional whole life, permanent and term combination, universal life, variable life and term policies to meet the needs of middle to upper income individuals, small business owners and professionals, estates and selected large corporations; (ii) disability income insurance, which provides a line of individual and group products, including individual non-cancelable, guaranteed renewable loss of earnings, buyout, key person, and short-term and long-term group coverages, marketed primarily to middle to upper income individuals, professionals, and small- to medium-sized businesses and their owners; (iii) investment products and services, which provide individual variable, fixed and immediate annuities offered in conjunction with qualified pension plans, retirement plans for self-employed individuals, individual retirement and personal non-tax qualified situations, group annuities, retail mutual funds (including associated funds offered by Frank Russell Investment Company and Russell Investment Funds), brokerage services (offered through its subsidiary Northwestern Mutual Investment Services, LLC) and trust and other wealth management services (offered through its subsidiary Northwestern Mutual Wealth Management Company), marketed primarily to middle to upper income individuals, business owners and professionals; and (iv) long-term care insurance, offered through its subsidiary Northwestern Long Term Care Insurance Company, marketed primarily to middle to upper income individuals, small business owners and professionals. For the years ended December 31, 2005, 2004 and 2003, Northwestern Mutual had (a) total premiums of $11.4 billion, $10.7 billion and $10.3 billion, respectively, of which $9.3 billion, $9.0 billion and $8.7 billion, respectively, was attributable to life insurance, $0.7 billion, $0.7 billion and $0.7 billion, respectively, was attributable to disability income insurance, and $1.4 billion, $1.0 billion and $0.9 billion, respectively, was attributable to annuity products in the investment products and services line of business; (b) net income of $924 million, $817 million and $692 million, respectively, of which $620 million, $597 million and $493 million, respectively, was attributable to life insurance, $225 million, $186 million and $179 million, respectively, was attributable to disability income insurance, $81 million, $41 million and $29 million, respectively, was attributable to annuity products in the investment products and services line of business, and losses of $(2) million, $(7) million and $(9) million, respectively, was attributable to long term care insurance; and (c) total assets of $133.0 billion, $123.9 billion and $113.8 billion, respectively, of which $108.4 billion, $100.7 billion and $92.2 billion, respectively, was attributable to life insurance, $6.8 billion, $6.5 billion and $6.1 billion, respectively, was attributable to disability income insurance, and $17.8 billion, $16.7 billion and $15.5 billion, respectively, was attributable to annuity products in the investment products and services line of business.

The life insurance industry is mature and highly competitive. Competitiveness in the life insurance business is affected by various factors including, but not limited to, product quality, financial strength and stability, third party ratings, size and competence of agency force, product pricing and guarantees, range of product lines, customer service, and reputation. Based on total admitted statutory assets at September 30, 2005 (the most recent data available), Northwestern Mutual was the 4th largest U.S. domiciled life insurance company on an individual company basis and the 10th largest on a corporate family basis. During 2005, there were approximately 900 life insurance companies doing business in the United States and many of these companies offer individual life insurance and annuity products similar to those offered by Northwestern Mutual. In addition, Northwestern Mutual competes with banks, brokerage firms, investment advisers, mutual funds and other financial entities for investment and savings customers. In the individual and group disability markets, Northwestern Mutual competes with a limited number of major national and regional companies offering these specialized products. In the long-term care business, Northwestern Mutual competes primarily with a limited number of national companies. National banks, with their pre-existing customer bases for financial services products, may pose increasing competition in the future to insurers who sell life insurance and annuity products, including Northwestern Mutual. United States Supreme Court decisions have expanded the authority of national banks to sell life insurance products and annuities. In addition, legislation enacted in 1999 to overturn Depression-era restrictions on bank affiliations, the Gramm-Leach-Bliley Act (the “Act”), implemented fundamental changes in the regulation of the financial services industry in the U.S. The Act eliminated certain barriers to and restrictions on affiliations between banks, securities firms and insurance companies that were previously contained in the Glass-Steagall Act of 1933, as amended, and the Bank Holding Company Act of 1956, as amended. Under the Act, through the use of two new structures, financial holding companies and financial subsidiaries, qualifying bank holding companies and state and national banks are allowed to provide a wide variety of financial services, including the authority to engage in certain insurance activities (e.g., the sale and, in the case of qualifying bank holding companies only, the underwriting of insurance and annuities). As a result of the Act, among other things, bank holding companies may acquire insurers and insurance holding companies may acquire banks. Over time, the Act may change the competitive and regulatory environment in which Northwestern Mutual and its subsidiaries conduct their businesses and may result in additional competition in one or more markets in which they sell their products and services.

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

Frank Russell Company (“Russell”), a subsidiary of Northwestern Mutual, is a global investment services firm providing multi-manager investment products and services in more than 40 countries. Together with its subsidiaries, Russell managed $155 billion in assets at December 31, 2005 and advised clients representing more than $2.3 trillion in assets worldwide. Russell is also well known for its family of market indices, including the Russell 2000, which provide sets of performance benchmarks for investors.

NMIS, a wholly-owned company of Northwestern Mutual, is a full-service registered broker-dealer and registered investment adviser serving the investment planning and product needs of individuals and businesses. Through its registered representatives, NMIS offers mutual funds, variable annuities, variable life insurance products, stocks and bonds to its customers in more than 60 cities nationwide. NMIS is a member of the National Association of Securities Dealers, Inc.

See Item 15 herein for the audited consolidated financial statements of Northwestern Mutual.

PURPOSE OF ANNUAL REPORT

This Annual Report on Form 10-K is filed with respect to Account A and Account C of Northwestern Mutual. While certain information in this Form 10-K relates to Northwestern Mutual as a whole, this Form 10-K is intended to provide information with respect to Account A and Account C where relevant.

ITEM 1A. RISK FACTORS

Account A and Account C are segregated asset accounts of Northwestern Mutual. All assets of each division of Account A and Account C are invested in open end investment companies registered under the Investment Company Act of 1940. The assets of the Accounts are subject to inherent risks of changes in market values that may be caused by general economic conditions, performance of the financial markets, the level of interest rates, foreign currency exchange, and circumstances affecting individual credits. The income, gains or losses, realized or unrealized, for the assets placed in Account A and Account C with respect to the Contracts determine the value of Contract benefits. Contract values are not affected by income, gains or losses for the rest of Northwestern Mutual’s business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Account A and Account C own no physical properties. Northwestern Mutual owns and occupies all of the space in its home office complex in Milwaukee and Franklin, Wisconsin. Northwestern Mutual, as lessee, also occupies temporary space in three buildings adjacent to its Milwaukee campus. Northwestern Mutual is the lessee of seven leases covering its real estate regional offices in locations throughout the United States. Russell leases its principal office space located in Tacoma, Washington as well as other office space within and outside the U.S. Northwestern Mutual believes that its owned and leased properties are suitable for its current operations.

ITEM 3. LEGAL PROCEEDINGS

Neither Account A nor Account C are named parties in any pending legal proceedings. Northwestern Mutual is subject to various claims and proceedings, including claims or proceedings related to its investments, that occur in the ordinary course of its business. Although the outcome of such claims and proceedings cannot be predicted with certainty, based on information currently available to Northwestern Mutual, Northwestern Mutual believes that none of these current claims or proceedings, either individually or in the aggregate, will have a material adverse effect on the financial position of Northwestern Mutual.

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

During 2005, the following aggregate dollar amounts of such unregistered securities were sold to Corporate Plans, generating the aggregate commissions stated:

ACCOUNT A				ACCOUNT C
AMOUNT SOLD		COMMISSIONS		AMOUNT SOLD		COMMISSIONS
$25,511,291	(A)	$1,203,270	(B)	$42,166,351	(A)	$354,702	(B)

(A)	Reflects premiums paid by Contract holders, dividend additions and Northwestern Mutual plan contributions, as applicable.
(B)	Reflects an estimate of amounts paid to Northwestern Mutual financial representatives for sales to Corporate Plans based on a pro rata allocation of Contract sales generating commissions under the Account.

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical financial data for Account A for the five years in the period ended December 31, 2005. The data should be read in conjunction with the financial statements and notes thereto of Account A contained in Item 8 of this Annual Report.

RESULTS OF OPERATIONS FOR ACCOUNT A

(IN THOUSANDS)

	Year Ended December 31
	2005	2004	2003	2002	2001
Investment Income:
Dividend Income from:
Small Cap Growth Stock Division	$—	$—	$—	$26	$1
T. Rowe Price Small Cap Value Division #	25	12	—	14	1
Aggressive Growth Stock Division	25	—	—	61	93
International Growth Division #	56	21	14	3	—
Franklin Templeton International Equity Division	634	531	408	574	615
AllianceBernstein Mid Cap Value Division ##	8	9	2	N/A	N/A
Index 400 Stock Division	100	79	66	76	1
Janus Capital Appreciation Division ##	4	1	—	N/A	N/A
Growth Stock Division	233	163	194	324	262
Large Cap Core Stock Division ^	184	142	139	170	190
Capital Guardian Domestic Equity Division #	118	71	47	20	1
T. Rowe Price Equity Income Division ##	48	20	4	N/A	N/A
Index 500 Stock Division	1,307	1,046	1,074	1,197	1,498
Asset Allocation Division #	119	—	78	45	6
Balanced Division	4,620	4,900	6,026	7,949	10,344
High Yield Bond Division	390	399	11	456	529
Select Bond Division	1,006	1,141	1,248	1,181	1,257
Money Market Division	442	230	300	440	1,067
Fidelity VIP Mid Cap Division ##	—	—	—	N/A	N/A
Russell Multi-Style Equity Division	63	37	26	22	18
Russell Aggressive Equity Division	8	7	3	—	3
Russell Non-U.S. Division	81	87	78	41	17
Russell Core Bond Division	129	73	92	55	78
Russell Real Estate Securities Division	239	168	227	142	93

Total Dividend Income	9,839	9,137	10,037	12,796	16,074
Mortality and Expense Risk Charges	(6,043)	(6,064)	(5,714)	(6,269)	(7,425)

Net Investment Income	$3,796	$3,073	$4,323	$6,527	$8,649

Realized and Unrealized Gains (Losses) on Investments:
Realized Gains (Losses) on Investments	$14,685	$8,647	$(13,067)	$(14,549)	$52,168
Change in Unrealized Appreciation (Depreciation) of Investments During the Period	5,545	34,868	98,006	(74,854)	(124,257)

Net Gains (Losses) on Investments	20,230	43,515	84,939	(89,403)	(72,089)

Net Increase (Decrease) in Net Assets Resulting from Operations	$24,026	$46,588	$89,262	$(82,876)	$(63,440)

#	Became an investment option under the Contracts effective July 31, 2001.
##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

CHANGES IN NET ASSETS FOR ACCOUNT A

(IN THOUSANDS)

	Year Ended December 31
	2005	2004	2003	2002	2001
Operations:
Net Investment Income	$3,796	$3,073	$4,323	$6,527	$8,649
Net Realized Gains (Losses)	14,685	8,647	(13,067)	(14,549)	52,168
Net Change in Unrealized Appreciation (Depreciation)	5,545	34,868	98,006	(74,854)	(124,257)

Net Increase (Decrease) in Net Assets Resulting from Operations	24,026	46,588	89,262	(82,876)	(63,440)

Contract Transactions:
Contract Owners’ Net Payments	37,217	38,971	39,633	46,958	46,213
Annuity Payments	(1,193)	(1,205)	(1,111)	(1,186)	(1,316)
Surrenders and Other (Net)	(68,833)	(76,869)	(70,519)	(86,526)	(83,649)
Transfers from Other Divisions or Sponsor	158,529	126,833	92,326	89,970	83,322
Transfers to Other Divisions or Sponsor	(160,222)	(127,326)	(95,723)	(91,980)	(84,772)

Net Increase (Decrease) in Net Assets Resulting from Contract Transactions	(34,502)	(39,596)	(35,394)	(42,764)	(40,202)

Net Increase (Decrease) in Net Assets	(10,476)	6,992	53,868	(125,640)	(103,642)

Net Assets:
Beginning of Period	528,932	521,940	468,072	593,712	697,354

End of Period	$518,456	$528,932	$521,940	$468,072	$593,712

TOTAL ASSETS OF ACCOUNT A

(IN THOUSANDS)

	December 31
	2005	2004	2003	2002	2001
ASSETS
Investments, at Value:
Northwestern Mutual Series Fund, Inc.:
Small Cap Growth Stock	$15,844	$15,880	$18,478	$14,422	$15,624
T. Rowe Price Small Cap Value #	8,689	7,840	4,572	2,692	585
Aggressive Growth Stock	48,248	54,615	57,087	51,966	77,633
International Growth #	6,141	3,767	2,232	598	157
Franklin Templeton International Equity	36,607	34,641	29,053	22,529	30,810
AllianceBernstein Mid Cap Value ##	1,455	1,232	444	N/A	N/A
Index 400 Stock	13,890	12,670	11,335	8,330	9,168
Janus Capital Appreciation ##	3,364	1,059	190	N/A	N/A
Growth Stock	22,251	22,578	24,542	23,486	32,717
Large Cap Core Stock ^	14,140	14,271	15,885	13,703	23,058
Capital Guardian Domestic Equity #	7,309	5,726	3,535	1,670	291
T. Rowe Price Equity Income ##	3,290	1,764	484	N/A	N/A
Index 500 Stock	74,070	80,235	80,656	69,524	104,943
Asset Allocation #	10,181	7,178	4,815	2,800	800
Balanced	165,993	185,169	195,524	181,610	229,239
High Yield Bond	5,918	6,155	5,419	4,280	5,018
Select Bond	28,450	27,346	29,252	31,441	23,983
Money Market	14,792	14,581	18,413	26,634	27,159
Fidelity Variable Insurance Products Fund III:
VIP Mid Cap ##	6,559	3,712	1,031	N/A	N/A
Russell Investment Funds:
Multi-Style Equity	5,657	5,864	4,547	3,042	4,111
Aggressive Equity	4,279	4,538	3,765	2,283	2,947
Non-U.S.	5,581	5,041	3,551	2,284	2,861
Core Bond	3,743	3,532	2,477	2,331	1,527
Real Estate Securities	12,286	10,587	5,521	3,056	1,820
Due from Northwestern Mutual	56	47	21	211	8
Due from Sale of Fund Shares	—	—	—	—	39

Total Assets	$518,793	$530,028	$522,829	$468,892	$594,498

#	Became an investment option under the Contracts effective July 31, 2001.
##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

The following tables set forth selected historical financial data for Account C for the five years in the period ended December 31, 2005. The data should be read in conjunction with the financial statements and notes thereto of Account C contained in Item 8 of this Annual Report.

RESULTS OF OPERATIONS FOR ACCOUNT C

(IN THOUSANDS)

	Year Ended December 31
	2005	2004	2003	2002	2001
Investment Income:
Dividend Income from:
Small Cap Growth Stock Division	$—	$—	$—	$32	$2
T. Rowe Price Small Cap Value Division #	4	2	—	2	—
Aggressive Growth Stock Division	39	—	—	90	133
International Growth Division #	7	3	1	—	—
Franklin Templeton International Equity Division	1,121	895	618	906	976
AllianceBernstein Mid Cap Value Division ##	3	3	1	N/A	N/A
Index 400 Stock Division	227	164	115	140	2
Janus Capital Appreciation Division ##	1	—	—	N/A	N/A
Growth Stock Division	271	177	179	330	283
Large Cap Core Stock Division ^	244	164	137	180	208
Capital Guardian Domestic Equity Division #	21	21	17	7	—
T. Rowe Price Equity Income Division ##	3	4	1	N/A	N/A
Index 500 Stock Division	1,599	1,197	1,167	1,468	1,898
Asset Allocation Division #	24	—	21	24	—
Balanced Division	1,951	1,973	2,491	3,922	5,164
High Yield Bond Division	457	433	11	415	487
Select Bond Division	603	729	771	863	911
Money Market Division	105	70	128	221	523
Fidelity VIP Mid Cap Division ##	—	—	—	N/A	N/A
Russell Multi-Style Equity Division	20	9	6	7	7
Russell Aggressive Equity Division	2	2	1	—	1
Russell Non-U.S. Division	23	25	25	9	4
Russell Core Bond Division	53	25	29	20	48
Russell Real Estate Securities Division	703	497	604	481	290

Total Dividend Income	7,481	6,393	6,323	9,117	10,937
Mortality and Expense Risk Charges	(778)	(890)	(1,026)	(1,432)	(2,007)

Net Investment Income	$6,703	$5,503	$5,297	$7,685	$8,930

Realized and Unrealized Gains (Losses) on Investments:
Realized Gains (Losses) on Investments	$12,345	$2,182	$(22,413)	$(35,241)	$52,289
Change in Unrealized Appreciation (Depreciation) of Investments During the Period	14,797	47,729	103,646	(58,211)	(133,527)

Net Gains (Losses) on Investments	27,142	49,911	81,233	(93,452)	(81,238)

Net Increase (Decrease) in Net Assets Resulting from Operations	$33,845	$55,414	$86,530	$(85,767)	$(72,308)

#	Became an investment option under the Contracts effective July 31, 2001.
##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

CHANGES IN NET ASSETS FOR ACCOUNT C

(IN THOUSANDS)

	Year Ended December 31
	2005	2004	2003	2002	2001
Operations:
Net Investment Income	$6,703	$5,503	$5,297	$7,685	$8,930
Net Realized Gains (Losses)	12,345	2,182	(22,413)	(35,241)	52,289
Net Change in Unrealized Appreciation (Depreciation)	14,797	47,729	103,646	(58,211)	(133,527)

Net Increase (Decrease) in Net Assets Resulting from Operations	33,845	55,414	86,530	(85,767)	(72,308)

Contract Transactions:
Contract Owners’ Net Payments	50,107	55,524	53,289	78,994	90,774
Annuity Payments	(74)	(63)	(58)	(58)	(64)
Surrenders and Other (Net)	(64,365)	(61,599)	(87,264)	(160,876)	(140,073)
Transfers from Other Divisions or Sponsor	41,210	36,544	35,966	49,213	55,326
Transfers to Other Divisions or Sponsor	(41,090)	(36,221)	(36,353)	(50,870)	(53,674)

Net Increase (Decrease) in Net Assets Resulting from Contract Transactions	(14,212)	(5,815)	(34,420)	(83,597)	(47,711)

Net Increase (Decrease) in Net Assets	19,633	49,599	52,110	(169,364)	(120,019)

Net Assets:
Beginning of Period	485,161	435,562	383,452	552,816	672,835

End of Period	$504,794	$485,161	$435,562	$383,452	$552,816

TOTAL ASSETS OF ACCOUNT C

(IN THOUSANDS)

	December 31
	2005	2004	2003	2002	2001
ASSETS
Investments, at Value:
Northwestern Mutual Series Fund, Inc.:
Small Cap Growth Stock	$35,722	$30,537	$24,418	$16,885	$21,098
T. Rowe Price Small Cap Value #	1,275	1,267	826	454	165
Aggressive Growth Stock	80,758	83,563	79,023	71,638	112,232
International Growth #	766	455	146	58	38
Franklin Templeton International Equity	68,649	59,840	47,872	35,006	48,902
AllianceBernstein Mid Cap Value ##	551	386	229	N/A	N/A
Index 400 Stock	32,951	27,718	20,392	14,520	16,849
Janus Capital Appreciation ##	906	422	234	N/A	N/A
Growth Stock	26,753	25,556	25,380	22,261	33,016
Large Cap Core Stock ^	20,786	17,959	16,756	13,872	25,473
Capital Guardian Domestic Equity #	1,363	1,676	1,235	580	211
T. Rowe Price Equity Income ##	186	291	144	N/A	N/A
Index 500 Stock	92,072	94,708	89,325	77,810	131,489
Asset Allocation #	1,870	1,703	1,259	1,491	46
Balanced	71,708	77,040	78,027	82,213	115,972
High Yield Bond	6,725	6,683	6,206	3,894	4,583
Select Bond	16,230	16,572	18,448	19,561	17,379
Money Market	3,047	4,096	6,171	10,973	15,185
Fidelity Variable Insurance Products Fund III:
VIP Mid Cap ##	796	408	377	N/A	N/A
Russell Investment Funds:
Multi-Style Equity	2,037	1,812	1,087	751	1,403
Aggressive Equity	848	981	911	527	710
Non-U.S.	1,538	1,428	1,149	527	672
Core Bond	1,592	1,395	895	804	793
Real Estate Securities	35,654	28,645	15,029	9,566	6,600
Due from Northwestern Mutual	17	34	35	67	37
Due from Sale of Fund Shares	—	—	—	—	13

Total Assets	$504,800	$485,175	$435,574	$383,458	$552,866

#	Became an investment option under the Contracts effective July 31, 2001.
##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The results of operations for Accounts A and C are primarily impacted by the investment results of the underlying Divisions. The investment results of the underlying Divisions are primarily driven by the investment results of the related Portfolio of the Northwestern Mutual Series Fund, Inc., Fidelity Variable Insurance Products Fund III or Russell Investment Funds. The pro-rata portion of the investment results of the related Portfolio attributable to Accounts A and C are reflected in the Statement of Operations and Statement of Changes in Net Assets as Dividend Income, Realized Gains (Losses) on Investments and Change in Unrealized Appreciation (Depreciation) of Investments. The other item impacting the results of operations is the Mortality and Risk Expense Charges, which are owed to Northwestern Mutual and are an expense of the Division.

Sources of cash for Accounts A and Account C include premium payments which are reflected on the Statement of Changes in Net Assets, in the Contract Transactions section line item titled Contract Owners’ Net Payments. Uses of cash for Accounts A and C include annuity payments and policy surrenders. These are also reflected on the Statement of Changes in Net Assets.

The primary risks associated with assets of Accounts A and C are investment related risks or market risk. See Item 1A of this Annual Report. It should be noted that Accounts A and C represent a small portion of the net assets of the related Portfolio for each Division.

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

CAPITAL RESOURCES

Accounts A and C have no material commitments for capital expenditures as of December 31, 2005, the end of the most recent fiscal year. All payments from Contract owners of Account A and Account C, less any sales load or installation fee, are invested in shares of the Funds. The capital resources of Account A and Account C are the equity in the respective Accounts. This consists of payments from the Contract owners, plus unrealized and realized appreciation on the investment of these payments, plus investment income received from the Funds, minus payment of annuity benefits and expenses.

RESULTS OF OPERATIONS

Accumulation units in Account A and Account C represent the interests of Contract owners. The value of an accumulation unit in each Division varies with the investment experience of the Division, which in turn is determined by the investment experience of the corresponding Portfolio or Fund. Set forth below for each of Account A and Account C are accumulation unit values at December 31, 2005, 2004, and 2003 for each Division, and the percentage change in such values from year to year.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED PRIOR TO DECEMBER 17, 1981:

DIVISION	12/31/2005	% CHANGE	12/31/2004	% CHANGE	12/31/2003
Small Cap Growth Stock	$2.606684	10.35%	$2.362099	17.91%	$2.003241
T. Rowe Price Small Cap Value	1.677900	6.42%	1.576732	23.64%	1.275243
Aggressive Growth Stock	5.485431	5.35%	5.207047	13.36%	4.593218
International Growth	1.532315	17.12%	1.308297	20.68%	1.084083
Franklin Templeton International Equity	2.991857	10.69%	2.702895	18.44%	2.282107
AllianceBernstein Mid Cap Value ##	1.633473	4.67%	1.560530	17.78%	1.324927
Index 400 Stock	1.884064	11.54%	1.689185	15.40%	1.463815
Janus Capital Appreciation ##	1.645662	16.13%	1.417108	18.78%	1.193045
Growth Stock	2.681914	6.91%	2.508557	5.87%	2.369404
Large Cap Core Stock ^	2.229337	7.65%	2.070897	7.35%	1.929029
Capital Guardian Domestic Equity	1.264720	7.24%	1.179310	15.98%	1.016839
T. Rowe Price Equity Income ##	1.454076	3.41%	1.406111	14.30%	1.230194
Index 500 Stock	4.498618	3.95%	4.327836	9.87%	3.938953
Asset Allocation	1.206955	6.20%	1.136505	9.20%	1.040782
Balanced	9.172086	2.82%	8.920173	7.09%	8.329807
High Yield Bond	2.146008	0.64%	2.132449	11.92%	1.905353
Select Bond	11.164423	1.46%	11.003992	3.96%	10.584441
Money Market	3.134091	2.22%	3.066057	0.68%	3.045469
Fidelity VIP Mid Cap ##	2.028562	17.14%	1.731755	23.72%	1.399684
Russell Multi-Style Equity	0.898290	6.47%	0.843681	8.99%	0.774096
Russell Aggressive Equity	1.471711	5.57%	1.394059	13.87%	1.224208
Russell Non-U.S	1.259956	12.84%	1.116570	17.42%	0.950951
Russell Core Bond	1.374456	1.25%	1.357433	3.88%	1.306711
Russell Real Estate Securities	2.626758	12.12%	2.342872	33.87%	1.750140

##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 16, 1981 AND PRIOR TO MARCH 31, 1995:

DIVISION	12/31/2005	% CHANGE	12/31/2004	% CHANGE	12/31/2003
Small Cap Growth Stock	$2.521099	9.81%	$2.295965	17.32%	$1.956937
T. Rowe Price Small Cap Value	1.641244	5.89%	1.549988	23.02%	1.259912
Aggressive Growth Stock	5.087495	4.82%	4.853439	12.80%	4.302813
International Growth	1.498861	16.54%	1.286123	20.08%	1.071062
Franklin Templeton International Equity	2.808145	10.14%	2.549602	17.85%	2.163493
AllianceBernstein Mid Cap Value ##	1.611849	4.15%	1.547558	17.19%	1.320512
Index 400 Stock	1.822214	10.98%	1.641894	14.82%	1.429987
Janus Capital Appreciation ##	1.623859	15.55%	1.405312	18.19%	1.189063
Growth Stock	2.529872	6.38%	2.378175	5.34%	2.257547
Large Cap Core Stock ^	2.102957	7.12%	1.963264	6.82%	1.837972
Capital Guardian Domestic Equity	1.237056	6.71%	1.159280	15.40%	1.004585
T. Rowe Price Equity Income ##	1.434821	2.90%	1.394433	13.73%	1.226098
Index 500 Stock	4.172416	3.43%	4.034071	9.32%	3.690039
Asset Allocation	1.180583	5.67%	1.117219	8.65%	1.028260
Balanced	8.134566	2.31%	7.950679	6.55%	7.461780
High Yield Bond	2.024344	0.14%	2.021608	11.36%	1.815388
Select Bond	9.899443	0.95%	9.805966	3.44%	9.479507
Money Market	2.779764	1.71%	2.733012	0.17%	2.728314
Fidelity VIP Mid Cap ##	2.001683	16.56%	1.717354	23.11%	1.395022
Russell Multi-Style Equity	0.868789	5.94%	0.820050	8.44%	0.756197
Russell Aggressive Equity	1.423377	5.04%	1.355022	13.30%	1.195908
Russell Non-U.S	1.218592	12.28%	1.085315	16.83%	0.928976
Russell Core Bond	1.329349	0.75%	1.319453	3.36%	1.276523
Russell Real Estate Securities	2.540501	11.56%	2.277262	33.20%	1.709672

##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 - FRONT LOAD

VERSION:

DIVISION	12/31/2005	% CHANGE	12/31/2004	% CHANGE	12/31/2003
Small Cap Growth Stock	$2.667734	10.74%	$2.409091	18.33%	$2.035993
T. Rowe Price Small Cap Value	1.703785	6.79%	1.595527	24.07%	1.285976
Aggressive Growth Stock	2.634839	5.71%	2.492488	13.76%	2.191030
International Growth	1.555979	17.53%	1.323909	21.10%	1.093220
Franklin Templeton International Equity	2.525906	11.07%	2.274073	18.85%	1.913375
AllianceBernstein Mid Cap Value ##	1.648664	5.04%	1.569608	18.19%	1.328001
Index 400 Stock	1.928160	11.92%	1.722759	15.80%	1.487736
Janus Capital Appreciation ##	1.660941	16.53%	1.425327	19.19%	1.195801
Growth Stock	2.560389	7.28%	2.386622	6.24%	2.246405
Large Cap Core Stock ^	2.127635	8.02%	1.969605	7.73%	1.828313
Capital Guardian Domestic Equity	1.284256	7.61%	1.193398	16.38%	1.025423
T. Rowe Price Equity Income ##	1.467592	3.77%	1.414287	14.70%	1.233047
Index 500 Stock	2.848747	4.31%	2.731142	10.26%	2.477110
Asset Allocation	1.225587	6.57%	1.150060	9.58%	1.049545
Balanced	2.437514	3.18%	2.362380	7.46%	2.198372
High Yield Bond	2.078570	0.98%	2.058316	12.31%	1.832738
Select Bond	2.001179	1.81%	1.965614	4.33%	1.884108
Money Market	1.459736	2.57%	1.423127	1.03%	1.408673
Fidelity VIP Mid Cap ##	2.047402	17.54%	1.741819	24.16%	1.402932
Russell Multi-Style Equity	0.919329	6.84%	0.860463	9.37%	0.786751
Russell Aggressive Equity	1.506167	5.94%	1.421771	14.27%	1.244218
Russell Non-U.S	1.289430	13.23%	1.138748	17.82%	0.966479
Russell Core Bond	1.406633	1.61%	1.384409	4.24%	1.328054
Russell Real Estate Securities	2.688177	12.51%	2.389375	34.33%	1.778695

##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 1995 AND PRIOR TO MARCH 31, 2000 - BACK LOAD

VERSION:

DIVISION	12/31/2005	% CHANGE	12/31/2004	% CHANGE	12/31/2003
Small Cap Growth Stock	$2.521099	9.81%	$2.295965	17.32%	$1.956937
T. Rowe Price Small Cap Value	1.641244	5.89%	1.549988	23.02%	1.259912
Aggressive Growth Stock	5.087495	4.82%	4.853439	12.80%	4.302813
International Growth	1.498861	16.54%	1.286123	20.08%	1.071062
Franklin Templeton International Equity	2.808145	10.14%	2.549602	17.85%	2.163493
AllianceBernstein Mid Cap Value ##	1.611849	4.15%	1.547558	17.19%	1.320512
Index 400 Stock	1.822214	10.98%	1.641894	14.82%	1.429987
Janus Capital Appreciation ##	1.623859	15.55%	1.405312	18.19%	1.189063
Growth Stock	2.529872	6.38%	2.378175	5.34%	2.257547
Large Cap Core Stock ^	2.102957	7.12%	1.963264	6.82%	1.837972
Capital Guardian Domestic Equity	1.237056	6.71%	1.159280	15.40%	1.004585
T. Rowe Price Equity Income ##	1.434821	2.90%	1.394433	13.73%	1.226098
Index 500 Stock	4.172416	3.43%	4.034071	9.32%	3.690039
Asset Allocation	1.180583	5.67%	1.117219	8.65%	1.028260
Balanced	8.134566	2.31%	7.950679	6.55%	7.461780
High Yield Bond	2.024344	0.14%	2.021608	11.36%	1.815388
Select Bond	9.899443	0.95%	9.805966	3.44%	9.479507
Money Market	2.779764	1.71%	2.733012	0.17%	2.728314
Fidelity VIP Mid Cap ##	2.001683	16.56%	1.717354	23.11%	1.395022
Russell Multi-Style Equity	0.868789	5.94%	0.820050	8.44%	0.756197
Russell Aggressive Equity	1.423377	5.04%	1.355022	13.30%	1.195908
Russell Non-U.S	1.218592	12.28%	1.085315	16.83%	0.928976
Russell Core Bond	1.329349	0.75%	1.319453	3.36%	1.276523
Russell Real Estate Securities	2.540501	11.56%	2.277262	33.20%	1.709672

##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 2000 - FRONT LOAD VERSION AND BACK LOAD VERSION

CLASS A:

DIVISION	12/31/2005	% CHANGE	12/31/2004	% CHANGE	12/31/2003
Small Cap Growth Stock	$1.216920	10.63%	$1.100014	18.21%	$0.930572
T. Rowe Price Small Cap Value	1.696385	6.68%	1.590166	23.95%	1.282924
Aggressive Growth Stock	0.839995	5.61%	0.795400	13.65%	0.699892
International Growth	1.549220	17.41%	1.319461	20.98%	1.090626
Franklin Templeton International Equity	1.289348	10.97%	1.161941	18.73%	0.978611
AllianceBernstein Mid Cap Value ##	1.644335	4.93%	1.567025	18.08%	1.327125
Index 400 Stock	1.512499	11.81%	1.352705	15.68%	1.169318
Janus Capital Appreciation ##	1.656560	16.42%	1.422971	19.08%	1.195012
Growth Stock	0.829993	7.18%	0.774425	6.14%	0.729643
Large Cap Core Stock ^	0.833720	7.92%	0.772557	7.62%	0.717843
Capital Guardian Domestic Equity	1.278681	7.51%	1.189385	16.27%	1.022974
T. Rowe Price Equity Income ##	1.463736	3.67%	1.411949	14.58%	1.232233
Index 500 Stock	0.886007	4.20%	0.850261	10.15%	0.771935
Asset Allocation	1.220273	6.46%	1.146198	9.47%	1.047056
Balanced	1.120868	3.08%	1.087384	7.35%	1.012887
High Yield Bond	1.413965	0.89%	1.401540	12.20%	1.249172
Select Bond	1.470271	1.71%	1.445569	4.22%	1.386996
Money Market	1.137767	2.47%	1.110318	0.93%	1.100118
Fidelity VIP Mid Cap ##	2.042024	17.43%	1.738950	24.03%	1.402004
Russell Multi-Style Equity	0.858577	6.74%	0.804386	9.26%	0.736202
Russell Aggressive Equity	1.274157	5.83%	1.203942	14.16%	1.054631
Russell Non-U.S	1.024633	13.12%	0.905783	17.71%	0.769505
Russell Core Bond	1.388626	1.50%	1.368038	4.14%	1.313645
Russell Real Estate Securities	2.831791	12.40%	2.519496	34.20%	1.877412

##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ACCOUNT A

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED ON OR AFTER MARCH 31, 2000 - BACK LOAD VERSION CLASS B:

DIVISION	12/31/2005	% CHANGE	12/31/2004	% CHANGE	12/31/2003
Small Cap Growth Stock	$2.521099	9.81%	$2.295965	17.32%	$1.956937
T. Rowe Price Small Cap Value	1.641244	5.89%	1.549988	23.02%	1.259912
Aggressive Growth Stock	5.087495	4.82%	4.853439	12.80%	4.302813
International Growth	1.498861	16.54%	1.286123	20.08%	1.071062
Franklin Templeton International Equity	2.808145	10.14%	2.549602	17.85%	2.163493
AllianceBernstein Mid Cap Value ##	1.611849	4.15%	1.547558	17.19%	1.320512
Index 400 Stock	1.822214	10.98%	1.641894	14.82%	1.429987
Janus Capital Appreciation ##	1.623859	15.55%	1.405312	18.19%	1.189063
Growth Stock	2.529872	6.38%	2.378175	5.34%	2.257547
Large Cap Core Stock ^	2.102957	7.12%	1.963264	6.82%	1.837972
Capital Guardian Domestic Equity	1.237056	6.71%	1.159280	15.40%	1.004585
T. Rowe Price Equity Income ##	1.434821	2.90%	1.394433	13.73%	1.226098
Index 500 Stock	4.172416	3.43%	4.034071	9.32%	3.690039
Asset Allocation	1.180583	5.67%	1.117219	8.65%	1.028260
Balanced	8.134566	2.31%	7.950679	6.55%	7.461780
High Yield Bond	2.024344	0.14%	2.021608	11.36%	1.815388
Select Bond	9.899443	0.95%	9.805966	3.44%	9.479507
Money Market	2.779764	1.71%	2.733012	0.17%	2.728314
Fidelity VIP Mid Cap ##	2.001683	16.56%	1.717354	23.11%	1.395022
Russell Multi-Style Equity	0.868789	5.94%	0.820050	8.44%	0.756197
Russell Aggressive Equity	1.423377	5.04%	1.355022	13.30%	1.195908
Russell Non-U.S	1.218592	12.28%	1.085315	16.83%	0.928976
Russell Core Bond	1.329349	0.75%	1.319453	3.36%	1.276523
Russell Real Estate Securities	2.540501	11.56%	2.277262	33.20%	1.709672

##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ACCOUNT A

NET ASSETS

(IN THOUSANDS)

12/31/2005	12/31/2004	12/31/2003
$518,456	$528,932	$521,940

The change in 2005’s Net Assets was attributable primarily to investment activities within the Account: net realized gains of $14,685 led to an increase in net assets resulting from operations of $24,026 for the year ended December 31, 2005. The remaining change in net assets of $(34,502) is attributed to the contract transactions for the year ended December 31, 2005. The change in 2004’s Net Assets was attributable primarily to investment activities within the Account: the net change in unrealized appreciation of $34,868 led to an increase in net assets resulting from operations of $46,588 for the year ended December 31, 2004. The remaining change in net assets of $(39,596) is attributed to the contract transactions for the year ended December 31, 2004.

ACCOUNT C

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED PRIOR TO DECEMBER 17, 1981 OR BETWEEN APRIL 30, 1984 AND

DECEMBER 31, 1991:

DIVISION	12/31/2005	% CHANGE	12/31/2004	% CHANGE	12/31/2003
Small Cap Growth Stock	$27.401692	11.18%	$24.646196	18.80%	$20.745671
T. Rowe Price Small Cap Value	17.342719	7.21%	16.175980	24.57%	12.985287
Aggressive Growth Stock	58.106257	6.14%	54.747494	14.22%	47.932675
International Growth	15.838526	18.00%	13.422496	21.59%	11.039080
Franklin Templeton International Equity	3.289423	11.52%	2.949634	19.33%	2.471833
AllianceBernstein Mid Cap Value ##	16.663892	5.46%	15.801473	18.67%	13.315544
Index 400 Stock	19.805364	12.37%	17.624859	16.26%	15.159273
Janus Capital Appreciation ##	16.788069	17.00%	14.349081	19.67%	11.990097
Growth Stock	29.265983	7.71%	27.170823	6.67%	25.471804
Large Cap Core Stock ^	24.327323	8.46%	22.430441	8.16%	20.737771
Capital Guardian Domestic Equity	13.072390	8.04%	12.099054	16.85%	10.354264
T. Rowe Price Equity Income ##	14.833915	4.19%	14.237970	15.16%	12.363579
Index 500 Stock	52.479807	4.72%	50.112283	10.70%	45.268617
Asset Allocation	12.475450	6.99%	11.659896	10.02%	10.598020
Balanced	111.421574	3.59%	107.555819	7.89%	99.686821
High Yield Bond	23.417544	1.39%	23.096633	12.76%	20.482734
Select Bond	136.984725	2.22%	134.012491	4.75%	127.939507
Money Market	36.095241	2.98%	35.049174	1.43%	34.553668
Fidelity VIP Mid Cap ##	20.694231	18.02%	17.535222	24.66%	14.066904
Russell Multi-Style Equity	9.442962	7.27%	8.802993	9.81%	8.016570
Russell Aggressive Equity	15.470599	6.36%	14.545498	14.73%	12.677885
Russell Non-U.S	13.244730	13.69%	11.650240	18.30%	9.848016
Russell Core Bond	14.448349	2.01%	14.163304	4.66%	13.532112
Russell Real Estate Securities	27.611672	12.96%	24.444468	34.87%	18.123797

##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ACCOUNT C

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 16, 1981 AND PRIOR TO MAY 1, 1984:

DIVISION	12/31/2005	% CHANGE	12/31/2004	% CHANGE	12/31/2003
Small Cap Growth Stock	$26.502238	10.63%	$23.956264	18.21%	$20.266253
T. Rowe Price Small Cap Value	16.963788	6.68%	15.901602	23.95%	12.829144
Aggressive Growth Stock	53.923710	5.61%	51.060593	13.65%	44.929401
International Growth	15.492364	17.41%	13.194729	20.98%	10.906272
Franklin Templeton International Equity	3.087441	10.96%	2.782359	18.73%	2.343355
AllianceBernstein Mid Cap Value ##	16.443216	4.93%	15.670114	18.08%	13.271202
Index 400 Stock	19.155300	11.81%	17.131512	15.68%	14.808985
Janus Capital Appreciation ##	16.565759	16.42%	14.229799	19.08%	11.950148
Growth Stock	27.607246	7.18%	25.758905	6.14%	24.269545
Large Cap Core Stock ^	22.948362	7.92%	21.264720	7.62%	19.758825
Capital Guardian Domestic Equity	12.786645	7.51%	11.893730	16.27%	10.229694
T. Rowe Price Equity Income ##	14.637433	3.67%	14.119597	14.58%	12.322387
Index 500 Stock	48.697779	4.20%	46.733245	10.15%	42.428293
Asset Allocation	12.202816	6.46%	11.462082	9.47%	10.470560
Balanced	98.847881	3.08%	95.895281	7.35%	89.326036
High Yield Bond	22.090395	0.89%	21.896587	12.20%	19.516037
Select Bond	121.466757	1.71%	119.425260	4.22%	114.586395
Money Market	32.059904	2.47%	31.286399	0.93%	30.999129
Fidelity VIP Mid Cap ##	20.420232	17.43%	17.389476	24.03%	14.020063
Russell Multi-Style Equity	9.132958	6.74%	8.556544	9.26%	7.831294
Russell Aggressive Equity	14.962745	5.83%	14.138303	14.16%	12.384892
Russell Non-U.S	12.809950	13.12%	11.324119	17.71%	9.620430
Russell Core Bond	13.974171	1.51%	13.766970	4.14%	13.219553
Russell Real Estate Securities	26.705759	12.40%	23.760619	34.20%	17.705263

##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ACCOUNT C

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 31, 1991 – FRONT LOAD VERSION:

DIVISION	12/31/2005	% CHANGE	12/31/2004	% CHANGE	12/31/2003
Small Cap Growth Stock	$2.623886	10.46%	$2.375356	18.03%	$2.012501
T. Rowe Price Small Cap Value	1.685204	6.52%	1.582043	23.76%	1.278281
Aggressive Growth Stock	3.499067	5.45%	3.318231	13.48%	2.924175
International Growth	1.539014	17.24%	1.312727	20.80%	1.086683
Franklin Templeton International Equity	3.029496	10.80%	2.734209	18.56%	2.306261
AllianceBernstein Mid Cap Value ##	1.637759	4.78%	1.563095	17.90%	1.325796
Index 400 Stock	1.896510	11.65%	1.698670	15.51%	1.470580
Janus Capital Appreciation ##	1.649963	16.24%	1.419420	18.90%	1.193818
Growth Stock	2.712956	7.02%	2.535103	5.98%	2.392114
Large Cap Core Stock ^	2.255126	7.76%	2.092800	7.46%	1.947509
Capital Guardian Domestic Equity	1.270242	7.35%	1.183300	16.09%	1.019273
T. Rowe Price Equity Income ##	1.457931	3.51%	1.408447	14.41%	1.231018
Index 500 Stock	3.533871	4.05%	3.396371	9.98%	3.088134
Asset Allocation	1.212214	6.30%	1.140330	9.30%	1.043259
Balanced	2.857685	2.93%	2.776467	7.19%	2.590151
High Yield Bond	2.170854	0.73%	2.155028	12.03%	1.923624
Select Bond	2.308631	1.56%	2.273220	4.07%	2.184385
Money Market	1.560248	2.32%	1.524874	0.77%	1.513153
Fidelity VIP Mid Cap ##	2.033893	17.25%	1.734607	23.85%	1.400609
Russell Multi-Style Equity	0.904209	6.58%	0.848412	9.10%	0.777670
Russell Aggressive Equity	1.481405	5.67%	1.401874	13.99%	1.229860
Russell Non-U.S	1.268236	12.95%	1.122807	17.53%	0.955315
Russell Core Bond	1.383514	1.35%	1.365029	3.98%	1.312719
Russell Real Estate Securities	2.644046	12.23%	2.355972	34.00%	1.758196

##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ACCOUNT C

ACCUMULATION UNIT VALUES

CONTRACTS ISSUED AFTER DECEMBER 31, 1991 - SIMPLIFIED LOAD VERSION:

DIVISION	12/31/2005	% CHANGE	12/31/2004	% CHANGE	12/31/2003
Small Cap Growth Stock	$2.521099	9.81%	$2.295965	17.32%	$1.956937
T. Rowe Price Small Cap Value	1.641244	5.89%	1.549988	23.02%	1.259912
Aggressive Growth Stock	5.106174	4.82%	4.871253	12.80%	4.318610
International Growth	1.498861	16.54%	1.286123	20.08%	1.071062
Franklin Templeton International Equity	2.808145	10.14%	2.549602	17.85%	2.163493
AllianceBernstein Mid Cap Value ##	1.611849	4.15%	1.547558	17.19%	1.320512
Index 400 Stock	1.822214	10.98%	1.641894	14.82%	1.429987
Janus Capital Appreciation ##	1.623859	15.55%	1.405312	18.19%	1.189063
Growth Stock	2.529872	6.38%	2.378175	5.34%	2.257547
Large Cap Core Stock ^	2.102957	7.12%	1.963264	6.82%	1.837972
Capital Guardian Domestic Equity	1.237056	6.71%	1.159280	15.40%	1.004585
T. Rowe Price Equity Income ##	1.434821	2.90%	1.394433	13.73%	1.226098
Index 500 Stock	4.257509	3.43%	4.116350	9.32%	3.765294
Asset Allocation	1.180583	5.67%	1.117219	8.65%	1.028260
Balanced	8.174739	2.31%	7.989947	6.55%	7.498641
High Yield Bond	2.024344	0.14%	2.021608	11.36%	1.815388
Select Bond	9.995944	0.95%	9.901557	3.44%	9.571910
Money Market	2.785794	1.71%	2.738952	0.17%	2.734239
Fidelity VIP Mid Cap ##	2.001683	16.56%	1.717354	23.11%	1.395022
Russell Multi-Style Equity	0.868789	5.94%	0.820050	8.44%	0.756197
Russell Aggressive Equity	1.423377	5.04%	1.355022	13.30%	1.195908
Russell Non-U.S	1.218592	12.28%	1.085315	16.83%	0.928976
Russell Core Bond	1.329349	0.75%	1.319453	3.36%	1.276523
Russell Real Estate Securities	2.540501	11.56%	2.277262	33.20%	1.709672

##	Became an investment option under the Contracts effective May 1, 2003.
^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.

ACCOUNT C

NET ASSETS

(IN THOUSANDS)

12/31/2005	12/31/2004	12/31/2003
$504,794	$485,161	$435,562

The change in 2005’s Net Assets was attributable primarily to investment activities within the Account: the net change in unrealized appreciation of $14,797 led to an increase in net assets resulting from operations of $33,845 for the year ended December 31, 2005. The remaining decrease in net assets of $14,212 is attributed to the contract transactions for the year ended December 31, 2005. The change in 2004’s Net Assets was attributable primarily to investment activities within the Account: the net change in unrealized appreciation of $47,729 led to an increase in net assets resulting from operations of $55,414 for the year ended December 31, 2004. The remaining change in net assets of $(5,815) is attributed to the contract transactions for the year ended December 31, 2004.

CRITICAL ACCOUNTING POLICIES

Dividend income and distributions of net realized gains received from the Funds are recorded on the ex-date of the dividends. Transactions in the Funds’ shares are accounted for on the trade date. Annuity reserves are based on published annuity tables. A deduction for mortality and risk expense charges is determined daily. Under current law, no federal income taxes are payable with respect to Accounts A and C. Accordingly, no provisions for any such liability has been made. See Note 2 of the Account A and Account C financial statements, respectively, in Item 8 herein.

OFF-BALANCE SHEET ARRANGEMENTS

Each of Account A and Account C had no off-balance sheet arrangement (as defined by S-K 303) during 2005 that have or are reasonably likely to have a current or future effect on the respective Account’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to Contract holders.

CONTRACTUAL OBLIGATIONS

At December 31, 2005, neither Account A nor Account C had any contractual obligations classified as long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on their respective balance sheets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NML Variable Annuity Account A

Statements of Assets and Liabilities

As of December 31

(in thousands, except accumulation unit values)

	Small Cap Growth Stock Division		T. Rowe Price Small Cap Value Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$15,844	$15,880	$8,689	$7,840
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	2	—	1	10

Total Assets	15,846	15,880	8,690	7,850

Due to Northwestern Mutual Life Insurance Company	—	—	—	—
Due to Participants	—	1	—	1

Total Liabilities	—	1	—	1

Total Net Assets	$15,846	$15,879	$8,690	$7,849

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$226	$259	$426	$526
Annuity Reserves	—	—	—	—
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	8,025	8,731	5,129	3,984
Annuity Reserves	162	38	14	206
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	817	785	413	603
Annuity Reserves	—	—	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	4,076	3,933	1,292	1,333
Annuity Reserves	2	3	—	—
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	254	248	146	105
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	57	28	23	44
Class B Accumulation Units (9)	2,227	1,854	1,247	1,048
Annuity Reserves	—	—	—	—

Total Net Assets	$15,846	$15,879	$8,690	$7,849

___________

(1) Investments, at cost	$11,786	$12,396	$7,561	$6,269
(2) Shares Outstanding	6,262	6,904	5,305	4,996
(3) Accumulation Unit Value	$2.606684	$2.362099	$1.677900	$1.576732
Units Outstanding	87	109	254	334
(4) Accumulation Unit Value	$2.521099	$2.295965	$1.641244	$1.549988
Units Outstanding	3,183	3,803	3,126	2,571
(5) Accumulation Unit Value	$2.667734	$2.409091	$1.703785	$1.595527
Units Outstanding	306	326	242	378
(6) Accumulation Unit Value	$2.521099	$2.295965	$1.641244	$1.549988
Units Outstanding	1,617	1,713	787	860
(7) Accumulation Unit Value	$1.216920	$1.100014	$1.696385	$1.590166
Units Outstanding	208	226	86	66
(8) Accumulation Unit Value	$1.216920	$1.100014	$1.696385	$1.590166
Units Outstanding	47	25	14	27
(9) Accumulation Unit Value	$2.521099	$2.295965	$1.641244	$1.549988
Units Outstanding	883	808	759	676

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Aggressive Growth Stock Division		International Growth Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$48,248	$54,615	$6,141	$3,767
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	—	—	—	—

Total Assets	48,248	54,615	6,141	3,767

Due to Northwestern Mutual Life Insurance Company	2	24	—	1
Due to Participants	—	168	—	4

Total Liabilities	2	192	—	5

Total Net Assets	$48,246	$54,423	$6,141	$3,762

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$1,024	$1,126	$161	$87
Annuity Reserves	50	51	—	—
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	29,664	34,973	2,897	1,696
Annuity Reserves	106	113	63	—
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	1,660	1,798	520	374
Annuity Reserves	68	70	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	12,141	13,022	993	687
Annuity Reserves	2	3	—	—
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	169	184	152	93
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	356	237	118	37
Class B Accumulation Units (9)	3,006	2,846	1,237	788
Annuity Reserves	—	—	—	—

Total Net Assets	$48,246	$54,423	$6,141	$3,762

___________

(1) Investments, at cost	$47,240	$57,587	$5,344	$3,025
(2) Shares Outstanding	14,629	17,567	4,160	2,856
(3) Accumulation Unit Value	$5.485431	$5.207047	$1.532315	$1.308297
Units Outstanding	187	216	105	66
(4) Accumulation Unit Value	$5.087495	$4.853439	$1.498861	$1.286123
Units Outstanding	5,831	7,206	1,933	1,319
(5) Accumulation Unit Value	$2.634839	$2.492488	$1.555979	$1.323909
Units Outstanding	630	721	334	283
(6) Accumulation Unit Value	$5.087495	$4.853439	$1.498861	$1.286123
Units Outstanding	2,386	2,683	662	534
(7) Accumulation Unit Value	$0.839995	$0.795400	$1.549220	$1.319461
Units Outstanding	201	232	99	70
(8) Accumulation Unit Value	$0.839995	$0.795400	$1.549220	$1.319461
Units Outstanding	424	298	76	28
(9) Accumulation Unit Value	$5.087495	$4.853439	$1.498861	$1.286123
Units Outstanding	591	586	825	613

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Franklin Templeton International Equity Division		AllianceBernstein Mid Cap Value Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$36,607	$34,641	$1,455	$1,232
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	1	5	—	—

Total Assets	36,608	34,646	1,455	1,232

Due to Northwestern Mutual Life Insurance Company	—	2	—	—
Due to Participants	—	52	—	2

Total Liabilities	—	54	—	2

Total Net Assets	$36,608	$34,592	$1,455	$1,230

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$908	$807	$18	$18
Annuity Reserves	—	—	—	—
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	23,916	23,294	790	688
Annuity Reserves	185	226	9	41
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	1,579	1,362	166	96
Annuity Reserves	22	22	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	6,924	6,523	229	164
Annuity Reserves	1	1	—	—
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	285	231	6	2
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	55	80	21	38
Class B Accumulation Units (9)	2,733	2,046	216	183
Annuity Reserves	—	—	—	—

Total Net Assets	$36,608	$34,592	$1,455	$1,230

___________

(1) Investments, at cost	$30,229	$31,159	$1,414	$1,147
(2) Shares Outstanding	20,203	20,931	1,003	847
(3) Accumulation Unit Value	$2.991857	$2.702895	$1.633473	$1.560530
Units Outstanding	303	299	11	12
(4) Accumulation Unit Value	$2.808145	$2.549602	$1.611849	$1.547558
Units Outstanding	8,516	9,136	489	445
(5) Accumulation Unit Value	$2.525906	$2.274073	$1.648664	$1.569608
Units Outstanding	626	599	101	61
(6) Accumulation Unit Value	$2.808145	$2.549602	$1.611849	$1.547558
Units Outstanding	2,466	2,558	142	106
(7) Accumulation Unit Value	$1.289348	$1.161941	$1.644335	$1.567025
Units Outstanding	221	199	4	1
(8) Accumulation Unit Value	$1.289348	$1.161941	$1.644335	$1.567025
Units Outstanding	43	69	13	24
(9) Accumulation Unit Value	$2.808145	$2.549602	$1.611849	$1.547558
Units Outstanding	973	803	134	119

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Index 400 Stock Division		Janus Capital Appreciation Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$13,890	$12,670	$3,364	$1,059
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	4	—	1	2

Total Assets	13,894	12,670	3,365	1,061

Due to Northwestern Mutual Life Insurance Company	—	1	—	—
Due to Participants	—	2	—	—

Total Liabilities	—	3	—	—

Total Net Assets	$13,894	$12,667	$3,365	$1,061

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$358	$330	$417	$99
Annuity Reserves	—	—	—	—
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	6,325	5,962	1,428	602
Annuity Reserves	367	158	120	—
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	669	616	178	45
Annuity Reserves	—	—	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	3,351	3,234	630	183
Annuity Reserves	5	5	—	—
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	319	248	67	3
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	198	72	125	—
Class B Accumulation Units (9)	2,302	2,042	400	129
Annuity Reserves	—	—	—	—

Total Net Assets	$13,894	$12,667	$3,365	$1,061

___________

(1) Investments, at cost	$10,904	$9,802	$3,053	$954
(2) Shares Outstanding	8,979	8,660	2,069	740
(3) Accumulation Unit Value	$1.884064	$1.689185	$1.645662	$1.417108
Units Outstanding	190	195	254	70
(4) Accumulation Unit Value	$1.822214	$1.641894	$1.623859	$1.405312
Units Outstanding	3,471	3,631	879	428
(5) Accumulation Unit Value	$1.928160	$1.722759	$1.660941	$1.425327
Units Outstanding	347	358	107	31
(6) Accumulation Unit Value	$1.822214	$1.641894	$1.623859	$1.405312
Units Outstanding	1,839	1,970	388	131
(7) Accumulation Unit Value	$1.512499	$1.352705	$1.656560	$1.422971
Units Outstanding	211	183	41	2
(8) Accumulation Unit Value	$1.512499	$1.352705	$1.656560	$1.422971
Units Outstanding	131	53	75	—
(9) Accumulation Unit Value	$1.822214	$1.641894	$1.623859	$1.405312
Units Outstanding	1,263	1,244	247	92

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Growth Stock Division		Large Cap Core Stock Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$22,251	$22,578	$14,140	$14,271
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	—	1	2	1

Total Assets	22,251	22,579	14,142	14,272

Due to Northwestern Mutual Life Insurance Company	—	1	1	1
Due to Participants	—	—	15	1

Total Liabilities	—	1	16	2

Total Net Assets	$22,251	$22,578	$14,126	$14,270

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$619	$438	$171	$222
Annuity Reserves	—	—	178	213
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	10,978	11,436	7,784	7,807
Annuity Reserves	21	22	252	256
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	962	1,072	450	432
Annuity Reserves	19	19	115	117
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	6,428	6,778	3,924	4,013
Annuity Reserves	—	—	1	—
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	188	159	166	208
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	109	50	32	67
Class B Accumulation Units (9)	2,927	2,604	1,053	935
Annuity Reserves	—	—	—	—

Total Net Assets	$22,251	$22,578	$14,126	$14,270

___________

(1) Investments, at cost	$21,439	$23,613	$13,761	$15,297
(2) Shares Outstanding	10,526	11,380	11,572	12,496
(3) Accumulation Unit Value	$2.681914	$2.508557	$2.229337	$2.070897
Units Outstanding	231	175	77	108
(4) Accumulation Unit Value	$2.529872	$2.378175	$2.102957	$1.963264
Units Outstanding	4,338	4,809	3,701	3,976
(5) Accumulation Unit Value	$2.560389	$2.386622	$2.127635	$1.969605
Units Outstanding	376	449	211	219
(6) Accumulation Unit Value	$2.529872	$2.378175	$2.102957	$1.963264
Units Outstanding	2,541	2,850	1,866	2,044
(7) Accumulation Unit Value	$0.829993	$0.774425	$0.833720	$0.772557
Units Outstanding	227	205	200	269
(8) Accumulation Unit Value	$0.829993	$0.774425	$0.833720	$0.772557
Units Outstanding	131	65	39	87
(9) Accumulation Unit Value	$2.529872	$2.378175	$2.102957	$1.963264
Units Outstanding	1,157	1,095	501	477

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Capital Guardian Domestic Equity Division		T. Rowe Price Equity Income Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$7,309	$5,726	$3,290	$1,764
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	1	—	1	1

Total Assets	7,310	5,726	3,291	1,765

Due to Northwestern Mutual Life Insurance Company	—	—	—	—
Due to Participants	—	4	—	—

Total Liabilities	—	4	—	—

Total Net Assets	$7,310	$5,722	$3,291	$1,765

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$94	$289	$288	$25
Annuity Reserves	—	—	—	—
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	4,011	2,862	1,849	1,085
Annuity Reserves	94	45	79	113
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	700	462	181	84
Annuity Reserves	—	—	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	908	912	446	218
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	136	116	104	27
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	101	76	26	24
Class B Accumulation Units (9)	1,266	960	318	189
Annuity Reserves	—	—	—	—

Total Net Assets	$7,310	$5,722	$3,291	$1,765

___________

(1) Investments, at cost	$6,865	$4,926	$3,259	$1,656
(2) Shares Outstanding	6,451	5,006	2,472	1,306
(3) Accumulation Unit Value	$1.264720	$1.179310	$1.454076	$1.406111
Units Outstanding	74	245	198	18
(4) Accumulation Unit Value	$1.237056	$1.159280	$1.434821	$1.394433
Units Outstanding	3,242	2,469	1,289	778
(5) Accumulation Unit Value	$1.284256	$1.193398	$1.467592	$1.414287
Units Outstanding	545	387	123	60
(6) Accumulation Unit Value	$1.237056	$1.159280	$1.434821	$1.394433
Units Outstanding	734	787	311	156
(7) Accumulation Unit Value	$1.278681	$1.189385	$1.463736	$1.411949
Units Outstanding	106	98	71	19
(8) Accumulation Unit Value	$1.278681	$1.189385	$1.463736	$1.411949
Units Outstanding	79	64	18	17
(9) Accumulation Unit Value	$1.237056	$1.159280	$1.434821	$1.394433
Units Outstanding	1,024	828	221	135

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Index 500 Stock Division		Asset Allocation Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$74,070	$80,235	$10,181	$7,178
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	12	—	—	—

Total Assets	74,082	80,235	10,181	7,178

Due to Northwestern Mutual Life Insurance Company	—	92	—	—
Due to Participants	8	222	—	—

Total Liabilities	8	314	—	—

Total Net Assets	$74,074	$79,921	$10,181	$7,178

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$14,389	$14,564	$97	$72
Annuity Reserves	550	597	—	—
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	36,315	41,317	5,289	3,222
Annuity Reserves	1,283	1,303	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	1,901	2,092	1,012	867
Annuity Reserves	70	73	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	13,521	14,984	1,512	1,199
Annuity Reserves	2	2	—	—
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	425	313	665	575
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	362	255	250	227
Class B Accumulation Units (9)	5,256	4,421	1,356	1,016
Annuity Reserves	—	—	—	—

Total Net Assets	$74,074	$79,921	$10,181	$7,178

___________

(1) Investments, at cost	$64,039	$69,278	$8,957	$6,184
(2) Shares Outstanding	24,923	27,263	8,777	6,409
(3) Accumulation Unit Value	$4.498618	$4.327836	$1.206955	$1.136505
Units Outstanding	3,198	3,365	81	64
(4) Accumulation Unit Value	$4.172416	$4.034071	$1.180583	$1.117219
Units Outstanding	8,704	10,242	4,479	2,884
(5) Accumulation Unit Value	$2.848747	$2.731142	$1.225587	$1.150060
Units Outstanding	667	766	826	754
(6) Accumulation Unit Value	$4.172416	$4.034071	$1.180583	$1.117219
Units Outstanding	3,241	3,714	1,281	1,073
(7) Accumulation Unit Value	$0.886007	$0.850261	$1.220273	$1.146198
Units Outstanding	480	368	545	502
(8) Accumulation Unit Value	$0.886007	$0.850261	$1.220273	$1.146198
Units Outstanding	409	300	205	198
(9) Accumulation Unit Value	$4.172416	$4.034071	$1.180583	$1.117219
Units Outstanding	1,260	1,096	1,148	909

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Balanced Division		High Yield Bond Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$165,993	$185,169	$5,918	$6,155
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	24	1	—	—

Total Assets	166,017	185,170	5,918	6,155

Due to Northwestern Mutual Life Insurance Company	—	7	—	—
Due to Participants	300	476	—	—

Total Liabilities	300	483	—	—

Total Net Assets	$165,717	$184,687	$5,918	$6,155

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$9,666	$10,345	$154	$95
Annuity Reserves	1,546	1,641	—	—
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	125,973	143,055	2,889	3,022
Annuity Reserves	4,094	4,370	47	65
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	2,240	2,580	426	377
Annuity Reserves	179	187	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	15,828	17,251	1,387	1,721
Annuity Reserves	72	77	1	1
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	190	122	96	75
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	130	79	42	27
Class B Accumulation Units (9)	5,799	4,980	876	772
Annuity Reserves	—	—	—	—

Total Net Assets	$165,717	$184,687	$5,918	$6,155

___________

(1) Investments, at cost	$154,964	$171,235	$5,604	$5,531
(2) Shares Outstanding	89,244	98,862	8,253	8,109
(3) Accumulation Unit Value	$9.172086	$8.920173	$2.146008	$2.132449
Units Outstanding	1,054	1,160	72	44
(4) Accumulation Unit Value	$8.134566	$7.950679	$2.024344	$2.021608
Units Outstanding	15,486	17,993	1,427	1,495
(5) Accumulation Unit Value	$2.437514	$2.362380	$2.078570	$2.058316
Units Outstanding	919	1,092	205	183
(6) Accumulation Unit Value	$8.134566	$7.950679	$2.024344	$2.021608
Units Outstanding	1,946	2,170	685	852
(7) Accumulation Unit Value	$1.120868	$1.087384	$1.413965	$1.401540
Units Outstanding	169	113	68	54
(8) Accumulation Unit Value	$1.120868	$1.087384	$1.413965	$1.401540
Units Outstanding	116	72	30	19
(9) Accumulation Unit Value	$8.134566	$7.950679	$2.024344	$2.021608
Units Outstanding	713	626	433	382

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Select Bond Division		Money Market Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$28,450	$27,346	$14,792	$14,581
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	2	3	1	1

Total Assets	28,452	27,349	14,793	14,582

Due to Northwestern Mutual Life Insurance Company	—	—	—	—
Due to Participants	5	5	—	13

Total Liabilities	5	5	—	13

Total Net Assets	$28,447	$27,344	$14,793	$14,569

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$3,617	$4,281	$1,302	$739
Annuity Reserves	47	58	40	43
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	14,450	13,818	7,780	8,593
Annuity Reserves	474	491	261	276
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	1,536	1,489	604	786
Annuity Reserves	24	26	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	4,670	4,476	3,062	2,832
Annuity Reserves	7	9	—	—
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	326	288	269	170
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	70	13	78	59
Class B Accumulation Units (9)	3,226	2,395	1,397	1,071
Annuity Reserves	—	—	—	—

Total Net Assets	$28,447	$27,344	$14,793	$14,569

___________

(1) Investments, at cost	$28,981	$27,294	$14,792	$14,581
(2) Shares Outstanding	23,649	22,269	14,792	14,581
(3) Accumulation Unit Value	$11.164423	$11.003993	$3.134091	$3.066057
Units Outstanding	324	389	415	241
(4) Accumulation Unit Value	$9.899443	$9.805966	$2.779764	$2.733012
Units Outstanding	1,459	1,409	2,800	3,144
(5) Accumulation Unit Value	$2.001179	$1.965614	$1.459736	$1.423127
Units Outstanding	768	758	414	553
(6) Accumulation Unit Value	$9.899443	$9.805966	$2.779764	$2.733012
Units Outstanding	472	457	1,101	1,036
(7) Accumulation Unit Value	$1.470271	$1.445569	$1.137767	$1.110318
Units Outstanding	222	199	236	153
(8) Accumulation Unit Value	$1.470271	$1.445569	$1.137767	$1.110318
Units Outstanding	48	9	69	53
(9) Accumulation Unit Value	$9.899443	$9.805966	$2.779764	$2.733012
Units Outstanding	325	244	502	392

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Fidelity VIP Mid Cap Division		Russell Multi-Style Equity Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$—	$—	$—	$—
Fidelity Variable Insurance Products Fund III	6,559	3,712	—	—
Russell Investment Funds	—	—	5,657	5,864
Due from Northwestern Mutual Life Insurance Company	—	11	1	—

Total Assets	6,559	3,723	5,658	5,864

Due to Northwestern Mutual Life Insurance Company	1	—	—	—
Due to Participants	—	2	—	2

Total Liabilities	1	2	—	2

Total Net Assets	$6,558	$3,721	$5,658	$5,862

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$162	$84	$17	$17
Annuity Reserves	—	—	—	—
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	3,656	2,283	2,615	2,925
Annuity Reserves	61	22	89	90
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	170	85	209	444
Annuity Reserves	—	—	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	1,125	593	1,543	1,429
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	532	155	472	264
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	29	18	9	34
Class B Accumulation Units (9)	823	481	704	659
Annuity Reserves	—	—	—	—

Total Net Assets	$6,558	$3,721	$5,658	$5,862

___________

(1) Investments, at cost	$5,437	$3,158	$4,774	$5,421
(2) Shares Outstanding	189	124	423	465
(3) Accumulation Unit Value	$2.028562	$1.731755	$0.898290	$0.843681
Units Outstanding	80	49	19	20
(4) Accumulation Unit Value	$2.001683	$1.717354	$0.868789	$0.820050
Units Outstanding	1,827	1,329	3,010	3,567
(5) Accumulation Unit Value	$2.047402	$1.741819	$0.919329	$0.860463
Units Outstanding	83	49	227	516
(6) Accumulation Unit Value	$2.001683	$1.717354	$0.868789	$0.820050
Units Outstanding	562	345	1,776	1,743
(7) Accumulation Unit Value	$2.042024	$1.738950	$0.858577	$0.804386
Units Outstanding	260	89	549	328
(8) Accumulation Unit Value	$2.042024	$1.738950	$0.858577	$0.804386
Units Outstanding	14	10	10	42
(9) Accumulation Unit Value	$2.001683	$1.717354	$0.868789	$0.820050
Units Outstanding	411	280	811	804

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Russell Aggressive Equity Division		Russell Non-US Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$—	$—	$—	$—
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	4,279	4,538	5,581	5,041
Due from Northwestern Mutual Life Insurance Company	—	—	1	—

Total Assets	4,279	4,538	5,582	5,041

Due to Northwestern Mutual Life Insurance Company	—	1	—	1
Due to Participants	—	—	—	—

Total Liabilities	—	1	—	1

Total Net Assets	$4,279	$4,537	$5,582	$5,040

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$134	$164	$96	$53
Annuity Reserves	—	—	—	—
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	1,905	2,332	2,616	2,501
Annuity Reserves	—	—	30	29
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	334	307	483	487
Annuity Reserves	—	—	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	1,220	1,228	1,434	1,239
Annuity Reserves	—	—	1	1
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	170	80	258	200
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	2	23	6	24
Class B Accumulation Units (9)	514	403	658	506
Annuity Reserves	—	—	—	—

Total Net Assets	$4,279	$4,537	$5,582	$5,040

___________

(1) Investments, at cost	$4,061	$3,940	$4,389	$4,130
(2) Shares Outstanding	297	305	440	445
(3) Accumulation Unit Value	$1.471711	$1.394059	$1.259956	$1.116570
Units Outstanding	91	118	77	48
(4) Accumulation Unit Value	$1.423377	$1.355022	$1.218592	$1.085315
Units Outstanding	1,338	1,721	2,145	2,304
(5) Accumulation Unit Value	$1.506167	$1.421771	$1.289430	$1.138748
Units Outstanding	222	216	375	427
(6) Accumulation Unit Value	$1.423377	$1.355022	$1.218592	$1.085315
Units Outstanding	857	906	1,177	1,142
(7) Accumulation Unit Value	$1.274157	$1.203942	$1.024633	$0.905783
Units Outstanding	134	67	252	220
(8) Accumulation Unit Value	$1.274157	$1.203942	$1.024633	$0.905783
Units Outstanding	2	19	6	27
(9) Accumulation Unit Value	$1.423377	$1.355022	$1.218592	$1.085315
Units Outstanding	361	297	540	467

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Russell Core Bond Division		Russell Real Estate Securities Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$—	$—	$—	$—
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	3,743	3,532	12,286	10,587
Due from Northwestern Mutual Life Insurance Company	—	—	2	11

Total Assets	3,743	3,532	12,288	10,598

Due to Northwestern Mutual Life Insurance Company	—	—	—	—
Due to Participants	5	5	—	5

Total Liabilities	5	5	—	5

Total Net Assets	$3,738	$3,527	$12,288	$10,593

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981
Accumulation Units (3)	$60	$30	$212	$627
Annuity Reserves	—	—	—	—
After December 16, 1981 and Prior to March 31, 1995
Accumulation Units (4)	1,393	1,468	6,138	4,870
Annuity Reserves	3	3	261	210
On or After March 31, 1995 and Prior to March 31, 2000 - Front Load Version
Accumulation Units (5)	316	388	779	982
Annuity Reserves	—	—	—	—
On or After March 31, 1995 and Prior to March 31, 2000 - Back Load Version
Accumulation Units (6)	1,018	892	1,958	1,804
Annuity Reserves	—	—	3	4
On or After March 31, 2000 - Front Load Version
Accumulation Units (7)	199	153	402	327
Annuity Reserves	—	—	—	—
On or After March 31, 2000 - Back Load Version
Class A Accumulation Units (8)	10	2	128	23
Class B Accumulation Units (9)	739	591	2,407	1,746
Annuity Reserves	—	—	—	—

Total Net Assets	$3,738	$3,527	$12,288	$10,593

___________

(1) Investments, at cost	$3,837	$3,547	$11,140	$8,488
(2) Shares Outstanding	366	336	711	619
(3) Accumulation Unit Value	$1.374456	$1.357433	$2.626758	$2.342872
Units Outstanding	43	22	80	268
(4) Accumulation Unit Value	$1.329349	$1.319453	$2.540501	$2.277262
Units Outstanding	1,048	1,113	2,416	2,138
(5) Accumulation Unit Value	$1.406633	$1.384409	$2.688177	$2.389375
Units Outstanding	225	280	290	411
(6) Accumulation Unit Value	$1.329349	$1.319453	$2.540501	$2.277262
Units Outstanding	766	676	771	792
(7) Accumulation Unit Value	$1.388626	$1.368038	$2.831791	$2.519496
Units Outstanding	143	112	142	129
(8) Accumulation Unit Value	$1.388626	$1.368038	$2.831791	$2.519496
Units Outstanding	7	2	45	9
(9) Accumulation Unit Value	$1.329349	$1.319453	$2.540501	$2.277262
Units Outstanding	556	448	948	767

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Operations

For the Years Ended December 31

(in thousands)

	Small Cap Growth Stock Division			T. Rowe Price Small Cap Value Division			Aggressive Growth Stock Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$—	$—	$—	$25	$12	$—	$25	$—	$—
Expenses:
Mortality and expense risk charges	187	203	187	93	63	36	589	651	640

Net Investment Income (Loss)	(187)	(203)	(187)	(68)	(51)	(36)	(564)	(651)	(640)

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	963	201	(817)	817	467	(87)	(1,398)	(3,024)	(4,723)
Realized gain distributions	157	—	—	212	68	—	—	—	—

Realized gains (losses)	1,120	201	(817)	1,029	535	(87)	(1,398)	(3,024)	(4,723)

Change in unrealized appreciation (depreciation) of investments during the period	574	2,472	5,347	(443)	792	1,067	3,980	10,089	16,613

Net increase (decrease) in net assets resulting from operations	$1,507	$2,470	$4,343	$518	$1,276	$944	$2,018	$6,414	$11,250

	International Growth Division			Franklin Templeton International Equity Division			Alliance Bernstein Mid Cap Value Division ##
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$56	$21	$14	$634	$531	$408	$8	$9	$2
Expenses:
Mortality and expense risk charges	58	32	14	424	365	284	15	9	2

Net Investment Income (Loss)	(2)	(11)	—	210	166	124	(7)	—	—

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	537	247	—	436	(394)	(2,283)	54	49	8
Realized gain distributions	257	—	—	—	—	394	72	73	4

Realized gains (losses)	794	247	—	436	(394)	(1,889)	126	122	12

Change in unrealized appreciation (depreciation) of investments during the period	54	341	469	2,897	5,476	9,917	(44)	27	58

Net increase (decrease) in net assets resulting from operations	$846	$577	$469	$3,543	$5,248	$8,152	$75	$149	$70

##	The initial investment in this Division was made on May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Operations (continued)

For the Years Ended December 31

(in thousands)

	Index 400 Stock Division			Janus Capital Appreciation Division ##			Growth Stock Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$100	$79	$66	$4	$1	$—	$233	$163	$194
Expenses:
Mortality and expense risk charges	151	138	107	24	5	1	262	278	280

Net Investment Income (Loss)	(51)	(59)	(41)	(20)	(4)	(1)	(29)	(115)	(86)

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	734	331	(344)	102	3	1	(437)	(1,242)	(2,074)
Realized gain distributions	616	71	—	91	—	—	—	—	—

Realized gains (losses)	1,350	402	(344)	193	3	1	(437)	(1,242)	(2,074)

Change in unrealized appreciation (depreciation) of investments during the period	119	1,301	3,079	206	91	14	1,847	2,541	5,970

Net increase (decrease) in net assets resulting from operations	$1,418	$1,644	$2,694	$379	$90	$14	$1,381	$1,184	$3,810

	Large Cap Core Stock Division ^			Capital Guardian Domestic Equity Division			T. Rowe Price Equity Income Division ##
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$184	$142	$139	$118	$71	$47	$48	$20	$4
Expenses:
Mortality and expense risk charges	167	174	167	77	50	26	30	11	2

Net Investment Income (Loss)	17	(32)	(28)	41	21	21	18	9	2

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	(451)	(1,498)	(1,905)	317	362	(141)	51	27	6
Realized gain distributions	—	—	—	493	75	—	125	38	2

Realized gains (losses)	(451)	(1,498)	(1,905)	810	437	(141)	176	65	8

Change in unrealized appreciation (depreciation) of investments during the period	1,405	2,498	4,887	(357)	232	803	(76)	78	30

Net increase (decrease) in net assets resulting from operations	$971	$968	$2,954	$494	$690	$683	$118	$152	$40

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.
##	The initial investment in this Division was made on May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Operations (continued)

For the Years Ended December 31

(in thousands)

	Index 500 Stock Division			Asset Allocation Division			Balanced Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$1,307	$1,046	$1,074	$119	$—	$78	$4,620	$4,900	$6,026
Expenses:
Mortality and expense risk charges	840	886	815	90	64	39	2,077	2,278	2,229

Net Investment Income (Loss)	467	160	259	29	(64)	39	2,543	2,622	3,797

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	1,628	1,092	(1,048)	144	112	(81)	1,638	1,230	(550)
Realized gain distributions	1,318	853	—	135	—	—	2,540	6,919	—

Realized gains (losses)	2,946	1,945	(1,048)	279	112	(81)	4,178	8,149	(550)

Change in unrealized appreciation (depreciation) of investments during the period	(926)	4,979	18,294	230	525	701	(2,905)	1,060	25,366

Net increase (decrease) in net assets resulting from operations	$2,487	$7,084	$17,505	$538	$573	$659	$3,816	$11,831	$28,613

	High Yield Bond Division			Select Bond Division			Money Market Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$390	$399	$11	$1,006	$1,141	$1,248	$442	$230	$300
Expenses:
Mortality and expense risk charges	70	67	59	314	312	358	174	185	280

Net Investment Income (Loss)	320	332	(48)	692	829	890	268	45	20

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	9	(101)	(321)	26	379	704	—	—	—
Realized gain distributions	—	—	—	171	788	712	—	—	—

Realized gains (losses)	9	(101)	(321)	197	1,167	1,416	—	—	—

Change in unrealized appreciation (depreciation) of investments during the period	(310)	397	1,567	(583)	(1,004)	(949)	—	—	—

Net increase (decrease) in net assets resulting from operations	$19	$628	$1,198	$306	$992	$1,357	$268	$45	$20

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Operations (continued)

For the Years Ended December 31

(in thousands)

	Fidelity VIP Mid Cap Division ##			Russell Multi-Style Equity Division			Russell Aggressive Equity Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$—	$—	$—	$63	$37	$26	$8	$7	$3
Expenses:
Mortality and expense risk charges	58	22	4	67	59	41	51	50	33

Net Investment Income (Loss)	(58)	(22)	(4)	(4)	(22)	(15)	(43)	(43)	(30)

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	251	75	46	(109)	(159)	(338)	238	361	(83)
Realized gain distributions	66	—	—	—	—	—	407	153	—

Realized gains (losses)	317	75	46	(109)	(159)	(338)	645	514	(83)

Change in unrealized appreciation (depreciation) of investments during the period	569	457	96	440	626	1,264	(381)	36	1,207

Net increase (decrease) in net assets resulting from operations	$828	$510	$138	$327	$445	$911	$221	$507	$1,094

	Russell Non-U.S. Division			Russell Core Bond Division			Russell Real Estate Securities Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$81	$87	$78	$129	$73	$92	$239	$168	$227
Expenses:
Mortality and expense risk charges	56	47	31	40	33	31	129	82	48

Net Investment Income (Loss)	25	40	47	89	40	61	110	86	179

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	287	(75)	(389)	(9)	15	73	1,134	542	121
Realized gain distributions	—	—	—	34	62	46	1,029	547	—

Realized gains (losses)	287	(75)	(389)	25	77	119	2,163	1,089	121

Change in unrealized appreciation (depreciation) of investments during the period	282	731	1,237	(79)	(15)	(56)	(954)	1,138	1,025

Net increase (decrease) in net assets resulting from operations	$594	$696	$895	$35	$102	$124	$1,319	$2,313	$1,325

##	The initial investment in this Division was made on May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Changes in Net Assets

For the Years Ended December 31

(in thousands)

	Small Cap Growth Stock Division			T. Rowe Price Small Cap Value Division
	2005	2004	2003	2005	2004	2003
Operations:
Net investment income (loss)	$(187)	$(203)	$(187)	$(68)	$(51)	$(36)
Net realized gains (losses)	1,120	201	(817)	1,029	535	(87)
Net change in unrealized appreciation (depreciation)	574	2,472	5,347	(443)	792	1,067

Net increase (decrease) in net assets resulting from operations	1,507	2,470	4,343	518	1,276	944

Contract Transactions:
Contract owners’ net payments	1,413	1,625	1,691	753	640	622
Annuity payments	(7)	(11)	(2)	(15)	(11)	—
Surrenders and other (net)	(2,130)	(3,840)	(1,913)	(1,070)	(950)	(446)
Transfers from other divisions or sponsor	5,835	5,689	4,438	5,843	5,546	2,709
Transfers to other divisions or sponsor	(6,651)	(8,520)	(4,512)	(5,188)	(3,224)	(1,951)

Net increase (decrease) in net assets resulting from contract transactions	(1,540)	(5,057)	(298)	323	2,001	934

Net increase (decrease) in net assets	(33)	(2,587)	4,045	841	3,277	1,878

Net Assets:
Beginning of Period	15,879	18,466	14,421	7,849	4,572	2,694

End of Period	$15,846	$15,879	$18,466	$8,690	$7,849	$4,572

Units issued during the period	3,359	4,063	1,313	4,602	4,175	1,206
Units redeemed during the period	(4,038)	(6,458)	(1,642)	(4,246)	(2,874)	(443)

Net units issued (redeemed) during period	(679)	(2,395)	(329)	356	1,301	763

	Aggressive Growth Stock Division			International Growth Division
	2005	2004	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$(564)	$(651)	$(640)	$(2)	$(11)	$—
Net realized gains (losses)	(1,398)	(3,024)	(4,723)	794	247	—
Net change in unrealized appreciation (depreciation)	3,980	10,089	16,613	54	341	469

Net increase (decrease) in net assets resulting from operations	2,018	6,414	11,250	846	577	469

Contract Transactions:
Contract owners’ net payments	3,122	3,797	4,213	819	392	231
Annuity payments	(26)	(27)	(28)	(17)	(1)	—
Surrenders and other (net)	(7,965)	(8,888)	(7,671)	(493)	(574)	(37)
Transfers from other divisions or sponsor	5,566	6,259	5,148	6,925	3,499	1,930
Transfers to other divisions or sponsor	(8,892)	(10,219)	(7,808)	(5,701)	(2,363)	(959)

Net increase (decrease) in net assets resulting from contract transactions	(8,195)	(9,078)	(6,146)	1,533	953	1,165

Net increase (decrease) in net assets	(6,177)	(2,664)	5,104	2,379	1,530	1,634

Net Assets:
Beginning of Period	54,423	57,087	51,983	3,762	2,232	598

End of Period	$48,246	$54,423	$57,087	$6,141	$3,762	$2,232

Units issued during the period	2,347	2,947	1,345	5,872	3,391	1,358
Units redeemed during the period	(4,039)	(4,961)	(2,925)	(4,751)	(2,552)	(47)

Net units issued (redeemed) during period	(1,692)	(2,014)	(1,580)	1,121	839	1,311

*	Due to rounding, certain amounts have been restated.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Changes in Net Assets (continued)

For the Years Ended December 31

(in thousands)

	Franklin Templeton International Equity Division			Alliance Bernstein Mid Cap Value Division ##
	2005	2004 *	2003	2005	2004	2003
Operations:
Net investment income (loss)	$210	$166	$124	$(7)	$—	$—
Net realized gains (losses)	436	(394)	(1,889)	126	122	12
Net change in unrealized appreciation (depreciation)	2,897	5,476	9,917	(44)	27	58

Net increase (decrease) in net assets resulting from operations	3,543	5,248	8,152	75	149	70

Contract Transactions:
Contract owners’ net payments	2,646	2,324	1,961	197	116	66
Annuity payments	(17)	(22)	(13)	(1)	(2)	—
Surrenders and other (net)	(4,650)	(4,553)	(3,483)	(133)	(38)	(2)
Transfers from other divisions or sponsor	12,560	9,631	4,587	1,303	1,410	457
Transfers to other divisions or sponsor	(12,066)	(7,087)	(4,662)	(1,216)	(848)	(148)

Net increase (decrease) in net assets resulting from contract transactions	(1,527)	293	(1,610)	150	638	373

Net increase (decrease) in net assets	2,016	5,541	6,542	225	787	443

Net Assets:
Beginning of Period	34,592	29,051	22,509	1,230	443	—

End of Period	$36,608	$34,592	$29,051	$1,455	$1,230	$443

Units issued during the period	6,335	5,656	1,303	1,022	1,040	337
Units redeemed during the period	(6,850)	(5,462)	(2,311)	(896)	(606)	(1)

Net units issued (redeemed) during period	(515)	194	(1,008)	126	434	336

	Index 400 Stock Division			Janus Capital Appreciation Division ##
	2005	2004	2003	2005	2004	2003
Operations:
Net investment income (loss)	$(51)	$(59)	$(41)	$(20)	$(4)	$(1)
Net realized gains (losses)	1,350	402	(344)	193	3	1
Net change in unrealized appreciation (depreciation)	119	1,301	3,079	206	91	14

Net increase (decrease) in net assets resulting from operations	1,418	1,644	2,694	379	90	14

Contract Transactions:
Contract owners’ net payments	1,150	1,346	1,217	288	73	39
Annuity payments	(23)	(11)	(4)	(3)	—	—
Surrenders and other (net)	(1,660)	(1,544)	(1,769)	(125)	(6)	(9)
Transfers from other divisions or sponsor	7,776	5,657	4,785	3,739	1,091	154
Transfers to other divisions or sponsor	(7,434)	(5,760)	(3,911)	(1,974)	(377)	(8)

Net increase (decrease) in net assets resulting from contract transactions	(191)	(312)	318	1,925	781	176

Net increase (decrease) in net assets	1,227	1,332	3,012	2,304	871	190

Net Assets:
Beginning of Period	12,667	11,335	8,323	1,061	190	—

End of Period	$13,894	$12,667	$11,335	$3,365	$1,061	$190

Units issued during the period	5,421	4,870	1,782	2,761	941	168
Units redeemed during the period	(5,603)	(5,100)	(1,619)	(1,524)	(347)	(8)

Net units issued (redeemed) during period	(182)	(230)	163	1,237	594	160

##	The initial investment in this Division was made on May 1, 2003.
*	Due to rounding, certain amounts have been restated.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Change in Net Assets (continued)

For the Years Ended December 31

(in thousands)

	Growth Stock Division			Large Cap Core Stock Division ^
	2005	2004 *	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$(29)	$(115)	$(86)	$17	$(32)	$(28)
Net realized gains (losses)	(437)	(1,242)	(2,074)	(451)	(1,498)	(1,905)
Net change in unrealized appreciation (depreciation)	1,847	2,541	5,970	1,405	2,498	4,887

Net increase (decrease) in net assets resulting from operations	1,381	1,184	3,810	971	968	2,954

Contract Transactions:
Contract owners’ net payments	1,842	2,208	2,312	1,020	1,205	1,434
Annuity payments	(4)	(4)	(3)	(89)	(87)	(71)
Surrenders and other (net)	(2,761)	(3,483)	(3,795)	(1,881)	(3,026)	(2,308)
Transfers from other divisions or sponsor	5,891	5,240	4,018	4,552	3,029	2,136
Transfers to other divisions or sponsor	(6,676)	(7,107)	(5,293)	(4,717)	(3,692)	(1,989)

Net increase (decrease) in net assets resulting from contract transactions	(1,708)	(3,146)	(2,761)	(1,115)	(2,571)	(798)

Net increase (decrease) in net assets	(327)	(1,962)	1,049	(144)	(1,603)	2,156

Net Assets:
Beginning of Period	22,578	24,540	23,491	14,270	15,873	13,717

End of Period	$22,251	$22,578	$24,540	$14,126	$14,270	$15,873

Units issued during the period	3,567	3,756	1,345	3,224	2,750	1,234
Units redeemed during the period	(4,214)	(5,069)	(2,675)	(3,809)	(4,063)	(1,742)

Net units issued (redeemed) during period	(647)	(1,313)	(1,330)	(585)	(1,313)	(508)

	Capital Guardian Domestic Equity Division			T. Rowe Price Equity Income Division ##
	2005	2004 *	2003	2005	2004	2003
Operations:
Net investment income (loss)	$41	$21	$21	$18	$9	$2
Net realized gains (losses)	810	437	(141)	176	65	8
Net change in unrealized appreciation (depreciation)	(357)	232	803	(76)	78	30

Net increase (decrease) in net assets resulting from operations	494	690	683	118	152	40

Contract Transactions:
Contract owners’ net payments	757	604	424	304	179	55
Annuity payments	(6)	(10)	(10)	(7)	(4)	—
Surrenders and other (net)	(669)	(420)	(380)	(225)	(11)	(4)
Transfers from other divisions or sponsor	6,790	5,010	3,099	2,949	2,193	526
Transfers to other divisions or sponsor	(5,778)	(3,687)	(1,951)	(1,613)	(1,228)	(133)

Net increase (decrease) in net assets resulting from contract transactions	1,094	1,497	1,182	1,408	1,129	444

Net increase (decrease) in net assets	1,588	2,187	1,865	1,526	1,281	484

Net Assets:
Beginning of Period	5,722	3,535	1,670	1,765	484	—

End of Period	$7,310	$5,722	$3,535	$3,291	$1,765	$484

Units issued during the period	6,505	5,417	1,622	2,371	1,778	427
Units redeemed during the period	(5,579)	(3,849)	(514)	(1,323)	(983)	(40)

Net units issued (redeemed) during period	926	1,568	1,108	1,048	795	387

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.
*	Due to rounding, certain amounts have been restated.
##	The initial investment in this Division was made on May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Change in Net Assets (continued)

For the Years Ended December 31

(in thousands)

	Index 500 Stock Division			Asset Allocation Division
	2005	2004	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$467	$160	$259	$29	$(64)	$39
Net realized gains (losses)	2,946	1,945	(1,048)	279	112	(81)
Net change in unrealized appreciation (depreciation)	(926)	4,979	18,294	230	525	701

Net increase (decrease) in net assets resulting from operations	2,487	7,084	17,505	538	573	659

Contract Transactions:
Contract owners’ net payments	4,067	4,691	5,066	1,090	1,403	913
Annuity payments	(229)	(238)	(228)	—	—	—
Surrenders and other (net)	(8,532)	(11,391)	(11,228)	(541)	(649)	(683)
Transfers from other divisions or sponsor	14,201	13,834	10,444	5,273	3,717	2,154
Transfers to other divisions or sponsor	(17,841)	(14,627)	(10,285)	(3,357)	(2,681)	(1,025)

Net increase (decrease) in net assets resulting from contract transactions	(8,334)	(7,731)	(6,231)	2,465	1,790	1,359

Net increase (decrease) in net assets	(5,847)	(647)	11,274	3,003	2,363	2,018

Net Assets:
Beginning of Period	79,921	80,568	69,294	7,178	4,815	2,797

End of Period	$74,074	$79,921	$80,568	$10,181	$7,178	$4,815

Units issued during the period	5,252	5,735	1,955	5,582	5,202	2,218
Units redeemed during the period	(7,144)	(7,462)	(3,820)	(3,401)	(3,483)	(791)

Net units issued (redeemed) during period	(1,892)	(1,727)	(1,865)	2,181	1,719	1,427

	Balanced Division			High Yield Bond Division
	2005	2004 *	2003	2005	2004	2003
Operations:
Net investment income (loss)	$2,543	$2,622	$3,797	$320	$332	$(48)
Net realized gains (losses)	4,178	8,149	(550)	9	(101)	(321)
Net change in unrealized appreciation (depreciation)	(2,905)	1,060	25,366	(310)	397	1,567

Net increase (decrease) in net assets resulting from operations	3,816	11,831	28,613	19	628	1,198

Contract Transactions:
Contract owners’ net payments	8,342	9,139	9,659	537	608	588
Annuity payments	(627)	(652)	(600)	(5)	(5)	(18)
Surrenders and other (net)	(25,216)	(26,743)	(21,746)	(828)	(756)	(732)
Transfers from other divisions or sponsor	6,939	7,080	8,516	3,761	3,476	2,767
Transfers to other divisions or sponsor	(12,224)	(10,957)	(10,744)	(3,721)	(3,221)	(2,645)

Net increase (decrease) in net assets resulting from contract transactions	(22,786)	(22,133)	(14,915)	(256)	102	(40)

Net increase (decrease) in net assets	(18,970)	(10,302)	13,698	(237)	730	1,158

Net Assets:
Beginning of Period	184,687	194,989	181,291	6,155	5,425	4,267

End of Period	$165,717	$184,687	$194,989	$5,918	$6,155	$5,425

Units issued during the period	2,320	2,656	1,670	2,302	2,205	591
Units redeemed during the period	(5,143)	(5,463)	(4,645)	(2,411)	(2,158)	(591)

Net units issued (redeemed) during period	(2,823)	(2,807)	(2,975)	(109)	47	—

*	Due to rounding, certain amounts have been restated.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Change in Net Assets (continued)

For the Years Ended December 31

(in thousands)

	Select Bond Division			Money Market Division
	2005	2004	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$692	$829	$890	$268	$45	$20
Net realized gains (losses)	197	1,167	1,416	—	—	—
Net change in unrealized appreciation (depreciation)	(583)	(1,004)	(949)	—	—	—

Net increase (decrease) in net assets resulting from operations	306	992	1,357	268	45	20

Contract Transactions:
Contract owners’ net payments	2,168	2,238	2,723	2,487	2,590	4,170
Annuity payments	(58)	(72)	(86)	(29)	(25)	(37)
Surrenders and other (net)	(2,800)	(4,264)	(5,006)	(2,931)	(3,061)	(6,679)
Transfers from other divisions or sponsor	16,288	10,355	9,655	9,197	7,876	8,733
Transfers to other divisions or sponsor	(14,801)	(11,153)	(10,829)	(8,768)	(11,057)	(14,593)

Net increase (decrease) in net assets resulting from contract transactions	797	(2,896)	(3,543)	(44)	(3,677)	(8,406)

Net increase (decrease) in net assets	1,103	(1,904)	(2,186)	224	(3,632)	(8,386)

Net Assets:
Beginning of Period	27,344	29,248	31,434	14,569	18,201	26,587

End of Period	$28,447	$27,344	$29,248	$14,793	$14,569	$18,201

Units issued during the period	2,696	1,951	560	4,901	4,294	1,793
Units redeemed during the period	(2,543)	(2,105)	(761)	(4,936)	(5,909)	(4,875)

Net units issued (redeemed) during period	153	(154)	(201)	(35)	(1,615)	(3,082)

	Fidelity VIP Mid Cap Division ##			Russell Multi-Style Equity Division
	2005	2004 *	2003	2005	2004	2003
Operations:
Net investment income (loss)	$(58)	$(22)	$(4)	$(4)	$(22)	$(15)
Net realized gains (losses)	317	75	46	(109)	(159)	(338)
Net change in unrealized appreciation (depreciation)	569	457	96	440	626	1,264

Net increase (decrease) in net assets resulting from operations	828	510	138	327	445	911

Contract Transactions:
Contract owners’ net payments	994	360	96	634	788	464
Annuity payments	(7)	—	—	(6)	(6)	(6)
Surrenders and other (net)	(410)	(202)	(11)	(703)	(487)	(443)
Transfers from other divisions or sponsor	4,394	3,001	1,340	6,006	4,508	2,871
Transfers to other divisions or sponsor	(2,962)	(978)	(533)	(6,462)	(3,932)	(2,355)

Net increase (decrease) in net assets resulting from contract transactions	2,009	2,181	892	(531)	871	531

Net increase (decrease) in net assets	2,837	2,691	1,030	(204)	1,316	1,442

Net Assets:
Beginning of Period	3,721	1,030	—	5,862	4,546	3,104

End of Period	$6,558	$3,721	$1,030	$5,658	$5,862	$4,546

Units issued during the period	3,046	2,236	748	8,120	7,390	1,623
Units redeemed during the period	(1,960)	(822)	(9)	(8,738)	(6,249)	(801)

Net units issued (redeemed) during period	1,086	1,414	739	(618)	1,141	822

##	The initial investment in this Division was made on May 1, 2003.
*	Due to rounding, certain amounts have been restated.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Statements of Change in Net Assets (continued)

For the Years Ended December 31

(in thousands)

	Russell Aggressive Equity Division			Russell Non-U.S. Division
	2005	2004 *	2003	2005	2004	2003
Operations:
Net investment income (loss)	$(43)	$(43)	$(30)	$25	$40	$47
Net realized gains (losses)	645	514	(83)	287	(75)	(389)
Net change in unrealized appreciation
(depreciation)	(381)	36	1,207	282	731	1,237

Net increase (decrease) in net assets resulting from operations	221	507	1,094	594	696	895

Contract Transactions:
Contract owners’ net payments	370	399	337	508	541	339
Annuity payments	—	—	—	(2)	(2)	(2)
Surrenders and other (net)	(374)	(448)	(706)	(641)	(468)	(450)
Transfers from other divisions or sponsor	2,729	3,173	3,366	5,270	4,554	2,550
Transfers to other divisions or sponsor	(3,204)	(2,858)	(2,546)	(5,187)	(3,832)	(2,092)

Net increase (decrease) in net assets resulting from contract transactions	(479)	266	451	(52)	793	345

Net increase (decrease) in net assets	(258)	773	1,545	542	1,489	1,240

Net Assets:
Beginning of Period	4,537	3,764	2,219	5,040	3,551	2,311

End of Period	$4,279	$4,537	$3,764	$5,582	$5,040	$3,551

Units issued during the period	2,376	3,129	1,288	5,275	5,537	1,113
Units redeemed during the period	(2,715)	(2,931)	(805)	(5,338)	(4,703)	(696)

Net units issued (redeemed) during period	(339)	198	483	(63)	834	417

	Russell Core Bond Division			Russell Real Estate Securities Division
	2005	2004	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$89	$40	$61	$110	$86	$179
Net realized gains (losses)	25	77	119	2,163	1,089	121
Net change in unrealized appreciation
(depreciation)	(79)	(15)	(56)	(954)	1,138	1,025

Net increase (decrease) in net assets resulting from operations	35	102	124	1,319	2,313	1,325

Contract Transactions:
Contract owners’ net payments	451	465	277	1,258	1,240	736
Annuity payments	—	—	—	(15)	(15)	(3)
Surrenders and other (net)	(743)	(393)	(487)	(1,352)	(674)	(531)
Transfers from other divisions or sponsor	5,642	3,495	2,278	9,100	7,510	3,665
Transfers to other divisions or sponsor	(5,174)	(2,616)	(2,023)	(8,615)	(5,302)	(2,728)

Net increase (decrease) in net assets resulting from contract transactions	176	951	45	376	2,759	1,139

Net increase (decrease) in net assets	211	1,053	169	1,695	5,072	2,464

Net Assets:
Beginning of Period	3,527	2,474	2,305	10,593	5,521	3,057

End of Period	$3,738	$3,527	$2,474	$12,288	$10,593	$5,521

Units issued during the period	4,581	3,121	429	4,474	4,394	1,208
Units redeemed during the period	(4,446)	(2,391)	(390)	(4,296)	(3,048)	(427)

Net units issued (redeemed) during period	135	730	39	178	1,346	781

*	Due to rounding, certain amounts have been restated.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Notes to Financial Statements

1. Organization

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

2. Significant Accounting Policies

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

Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. For variable payment plans issued prior to January 1, 1974, annuity reserves are based on the 1955 American Annuity Table with assumed interest rates of 3% or 5%. For variable payment plans issued on or after January 1, 1974 and before January 1, 1985, annuity reserves are based on the 1971 Individual Annuity Mortality Table with assumed interest rates of 3.5% or 5%. For variable payment plans issued on or after January 1, 1985 and before January 1, 2002, annuity reserves are based on the 1983 Annuity Table a, adjusted with assumed interest rates of 3.5% or 5%. For variable payment plans issued on or after January 1, 2002, annuity reserves are based on the 2000 Annuity Table with assumed interest rates of 3.5% or 5%.

Northwestern Mutual is taxed as a “life insurance company” under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

3. Purchases and Sales of Investments

Purchases and sales of the Funds’ shares for the years ended December 31, 2005, 2004 and 2003 by each Division are shown as follows: (in thousands)

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account A

Notes to Financial Statements (continued)

PURCHASES	2005	2004	2003
Small Cap Growth Stock	$1,733	$2,216	$2,098
T. Rowe Price Small Cap Value	1,914	3,495	1,370
Aggressive Growth Stock	3,338	4,490	4,682
International Growth	2,607	1,654	1,205
Franklin Templeton International Equity	3,514	5,550	2,604
AllianceBernstein Mid Cap Value ##	399	815	378
Index 400 Stock	2,208	1,799	2,160
Janus Capital Appreciation ##	2,137	784	185
Growth Stock	2,210	3,018	2,817
Large Cap Core Stock ^	1,250	1,749	1,992
Capital Guardian Domestic Equity	2,365	2,300	1,610
T. Rowe Price Equity Income ##	1,848	1,316	492
Index 500 Stock	6,980	7,490	7,109
Asset Allocation	3,179	2,512	2,101
Balanced	16,231	22,364	16,457
High Yield Bond	974	1,221	880
Select Bond	4,584	4,794	5,896
Money Market	3,572	3,288	4,781
Fidelity VIP Mid Cap ##	2,596	2,379	900
Russell Multi-Style Equity	723	1,398	1,118
Russell Aggressive Equity	795	863	1,216
Russell Non-U.S	643	1,347	907
Russell Core Bond	1,051	1,525	618
Russell Real Estate Securities	3,081	4,610	1,929

SALES
Small Cap Growth Stock	$3,306	$7,489	$2,572
T. Rowe Price Small Cap Value	1,440	1,486	470
Aggressive Growth Stock	12,288	14,027	11,452
International Growth	825	707	41
Franklin Templeton International Equity	4,881	5,045	4,108
AllianceBernstein Mid Cap Value ##	186	102	1
Index 400 Stock	1,841	2,097	1,890
Janus Capital Appreciation ##	139	10	10
Growth Stock	3,946	6,280	5,659
Large Cap Core Stock ^	2,335	4,364	2,792
Capital Guardian Domestic Equity	743	702	408
T. Rowe Price Equity Income ##	296	141	45
Index 500 Stock	13,847	13,982	12,828
Asset Allocation	550	786	705
Balanced	34,140	35,010	27,359
High Yield Bond	910	781	986
Select Bond	2,923	6,074	7,839
Money Market	3,361	7,120	13,001
Fidelity VIP Mid Cap ##	568	231	12
Russell Multi-Style Equity	1,260	548	540
Russell Aggressive Equity	912	487	859
Russell Non-U.S	671	513	488
Russell Core Bond	752	470	489
Russell Real Estate Securities	1,562	1,225	611

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.
##	The initial Investment in this Division was made on May 1, 2003.

4. Expenses and Related Party Transactions

A deduction for mortality and expense risks is determined daily and paid to Northwestern Mutual as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected, and the risk that the charges made by Northwestern Mutual may be insufficient to cover the actual costs incurred in connection with the contracts.

NML Variable Annuity Account A

Notes to Financial Statements (continued)

For contracts issued prior to December 17, 1981, the deduction is at an annual rate of 0.75% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed a 1% annual rate.

For contracts issued after December 16, 1981 and prior to March 31, 1995, the deduction is at an annual rate of 1.25% of the net assets of each Division attributable to these contracts. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed a 1.5% annual rate.

For contracts issued on or after March 31, 1995 and prior to March 31, 2000, for the Front Load version and the Back Load version, the deduction for mortality and expense risks is determined daily at annual rates of 0.4% and 1.25%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 0.75% and 1.5%, respectively.

For contracts issued on or after March 31, 2000, for the Front Load version and the Back Load version, the deduction for mortality and expense risks is determined daily at annual rates of 0.5% and 1.25%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. Under the terms of the back-load version of the contract, Class B, the net assets may be subject to the deduction for the front-load version of the contract after the withdrawal charge period, Class A. Rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 0.75% and 1.5% annual rate for the Front Load version and Back Load version, respectively. The current charges will not be increased for five years from the date of the most recent Prospectus.

5. Financial Highlights

(For a unit outstanding during the period)

	As of the respective period end date:					For the respective period ended:
Division	Units Outstanding (000’s)	Unit Value, Lowest to Highest			Net Assets (000’s)	Dividend Income as a % of Average Net Assets	Expense Ratio, Lowest to Highest			Total Return Lowest to Highest (3)
Small Cap Growth Stock
Year Ended 12/31/05	6,331	$1.216920	to	$2.667734	$15,846	0.00%	0.40%	to	1.25%	9.81%	to	10.74%
Year Ended 12/31/04	7,010	$1.100014	to	$2.409091	$15,879	0.00%	0.40%	to	1.25%	17.32%	to	18.33%
Year Ended 12/31/03	9,405	$0.930572	to	$2.035993	$18,466	0.00%	0.40%	to	1.25%	31.41%	to	32.53%
Year Ended 12/31/02	9,734	$0.702869	to	$1.536295	$14,421	0.16%	0.40%	to	1.25%	(19.44)%	to	(18.75)%
Year Ended 12/31/01	8,500	$0.865935	to	$1.890848	$15,623	0.01%	0.40%	to	1.25%	(4.97)%	to	(4.15)%

T. Rowe Price Small Cap Value (1)
Year Ended 12/31/05	5,268	$1.641244	to	$1.703785	$8,690	0.31%	0.40%	to	1.25%	5.89%	to	6.79%
Year Ended 12/31/04	4,912	$1.549988	to	$1.595527	$7,849	0.20%	0.40%	to	1.25%	23.02%	to	24.07%
Year Ended 12/31/03	3,612	$1.259912	to	$1.285976	$4,572	0.00%	0.40%	to	1.25%	33.48%	to	34.61%
Year Ended 12/31/02	2,849	$0.943905	to	$0.955324	$2,694	0.57%	0.40%	to	1.25%	(6.75)%	to	(5.96)%
Year Ended 12/31/01	577	$1.012260	to	$1.015860	$584	0.44%	0.40%	to	1.25%	1.23%	to	1.59%

Aggressive Growth Stock
Year Ended 12/31/05	10,250	$0.839995	to	$5.485431	$48,246	0.05%	0.40%	to	1.25%	4.82%	to	5.71%
Year Ended 12/31/04	11,942	$0.795400	to	$5.207047	$54,423	0.00%	0.40%	to	1.25%	12.80%	to	13.76%
Year Ended 12/31/03	13,994	$0.699892	to	$4.593218	$57,087	0.00%	0.40%	to	1.25%	23.15%	to	24.19%
Year Ended 12/31/02	15,574	$0.564112	to	$3.711325	$51,983	0.10%	0.40%	to	1.25%	(22.13)%	to	(21.47)%
Year Ended 12/31/01	17,994	$0.719033	to	$4.742335	$77,631	0.11%	0.40%	to	1.25%	(20.88)%	to	(20.20)%

International Growth Stock (1)
Year Ended 12/31/05	4,034	$1.498861	to	$1.555979	$6,141	1.08%	0.40%	to	1.25%	16.54%	to	17.53%
Year Ended 12/31/04	2,913	$1.286123	to	$1.323909	$3,762	0.73%	0.40%	to	1.25%	20.08%	to	21.10%
Year Ended 12/31/03	2,078	$1.071062	to	$1.093220	$2,232	1.09%	0.40%	to	1.25%	37.27%	to	38.43%
Year Ended 12/31/02	767	$0.780276	to	$0.789715	$598	0.73%	0.40%	to	1.25%	(13.42)%	to	(12.69)%
Year Ended 12/31/01	174	$0.901258	to	$0.904464	$157	0.00%	0.40%	to	1.25%	(9.87)%	to	(9.55)%

(1)	Division commenced operations on July 31, 2001.
(2)	Division commenced operations on May 1, 2003.
(3)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

NML Variable Annuity Account A

Notes to Financial Statements (continued)

	As of the respective period end date:					For the respective period ended:
Division	Units Outstanding (000’s)	Unit Value, Lowest to Highest			Net Assets (000’s)	Dividend Income as a % of Average Net Assets	Expense Ratio, Lowest to Highest			Total Return Lowest to Highest (3)
Franklin Templeton International Equity
Year Ended 12/31/05	13,148	$1.289348	to	$2.991857	$36,608	1.78%	0.40%	to	1.25%	10.14%	to	11.07%
Year Ended 12/31/04	13,663	$1.161941	to	$2.702895	$34,592	1.73%	0.40%	to	1.25%	17.85%	to	18.85%
Year Ended 12/31/03	13,490	$0.978611	to	$2.282107	$29,051	1.70%	0.40%	to	1.25%	38.72%	to	39.90%
Year Ended 12/31/02	14,498	$0.700185	to	$1.636881	$22,509	2.12%	0.40%	to	1.25%	(18.43)%	to	(17.73)%
Year Ended 12/31/01	16,147	$0.851962	to	$1.996677	$30,784	1.81%	0.40%	to	1.25%	(15.07)%	to	(14.35)%

AllianceBernstein Mid Cap Value (2)
Year Ended 12/31/05	894	$1.611849	to	$1.648664	$1,455	0.56%	0.40%	to	1.25%	4.15%	to	5.04%
Year Ended 12/31/04	768	$1.547558	to	$1.569608	$1,230	1.09%	0.40%	to	1.25%	17.19%	to	18.19%
Year Ended 12/31/03	336	$1.320512	to	$1.328001	$443	0.84%	0.40%	to	1.25%	32.05%	to	32.80%
Year Ended 12/31/02	n/a	n/a			n/a	n/a	n/a			n/a
Year Ended 12/31/01	n/a	n/a			n/a	n/a	n/a			n/a

Index 400 Stock
Year Ended 12/31/05	7,452	$1.512499	to	$1.928160	$13,894	0.77%	0.40%	to	1.25%	10.98%	to	11.92%
Year Ended 12/31/04	7,634	$1.352705	to	$1.722759	$12,667	0.67%	0.40%	to	1.25%	14.82%	to	15.80%
Year Ended 12/31/03	7,865	$1.169318	to	$1.487736	$11,335	0.72%	0.40%	to	1.25%	33.34%	to	34.47%
Year Ended 12/31/02	7,702	$0.870423	to	$1.106344	$8,323	0.82%	0.40%	to	1.25%	(15.60)%	to	(14.88)%
Year Ended 12/31/01	7,044	$1.023646	to	$1.299809	$9,158	0.01%	0.40%	to	1.25%	(1.90)%	to	(1.06)%

Janus Capital Appreciation (2)
Year Ended 12/31/05	1,991	$1.623859	to	$1.660941	$3,365	0.18%	0.40%	to	1.25%	15.55%	to	16.53%
Year Ended 12/31/04	754	$1.405312	to	$1.425327	$1,061	0.16%	0.40%	to	1.25%	18.19%	to	19.19%
Year Ended 12/31/03	160	$1.189063	to	$1.195801	$190	0.11%	0.40%	to	1.25%	18.91%	to	19.58%
Year Ended 12/31/02	n/a	n/a			n/a	n/a	n/a			n/a
Year Ended 12/31/01	n/a	n/a			n/a	n/a	n/a			n/a

Growth Stock
Year Ended 12/31/05	9,001	$0.829993	to	$2.681914	$22,251	1.05%	0.40%	to	1.25%	6.38%	to	7.28%
Year Ended 12/31/04	9,648	$0.774425	to	$2.508557	$22,578	0.70%	0.40%	to	1.25%	5.34%	to	6.24%
Year Ended 12/31/03	10,962	$0.729643	to	$2.369404	$24,540	0.83%	0.40%	to	1.25%	17.47%	to	18.47%
Year Ended 12/31/02	12,292	$0.616498	to	$2.006974	$23,491	1.16%	0.40%	to	1.25%	(21.81)%	to	(21.15)%
Year Ended 12/31/01	13,336	$0.782628	to	$2.554121	$32,717	0.78%	0.40%	to	1.25%	(15.29)%	to	(14.56)%

Large Cap Core Stock
Year Ended 12/31/05	6,595	$0.833720	to	$2.229337	$14,126	1.31%	0.40%	to	1.25%	7.12%	to	8.02%
Year Ended 12/31/04	7,180	$0.772557	to	$2.070897	$14,270	0.97%	0.40%	to	1.25%	6.82%	to	7.73%
Year Ended 12/31/03	8,493	$0.717843	to	$1.929029	$15,873	0.97%	0.40%	to	1.25%	22.51%	to	23.56%
Year Ended 12/31/02	9,001	$0.581563	to	$1.566688	$13,717	0.96%	0.40%	to	1.25%	(29.09)%	to	(28.49)%
Year Ended 12/31/01	10,696	$0.814020	to	$2.198364	$23,057	0.80%	0.40%	to	1.25%	(8.92)%	to	(8.14)%

Capital Guardian Domestic Equity (1)
Year Ended 12/31/05	5,804	$1.237056	to	$1.284256	$7,310	1.72%	0.40%	to	1.25%	6.71%	to	7.61%
Year Ended 12/31/04	4,878	$1.159280	to	$1.193398	$5,722	1.60%	0.40%	to	1.25%	15.40%	to	16.38%
Year Ended 12/31/03	3,313	$1.004585	to	$1.025423	$3,535	2.02%	0.40%	to	1.25%	32.74%	to	33.87%
Year Ended 12/31/02	2,205	$0.756787	to	$0.765966	$1,670	1.82%	0.40%	to	1.25%	(22.22)%	to	(21.56)%
Year Ended 12/31/01	299	$0.973004	to	$0.976476	$290	0.72%	0.40%	to	1.25%	(2.70)%	to	(2.35)%

T. Rowe Price Equity Income (2)
Year Ended 12/31/05	2,231	$1.434821	to	$1.467592	$3,291	1.83%	0.40%	to	1.25%	2.90%	to	3.77%
Year Ended 12/31/04	1,183	$1.394433	to	$1.414287	$1,765	1.92%	0.40%	to	1.25%	13.73%	to	14.70%
Year Ended 12/31/03	387	$1.226098	to	$1.233047	$484	2.70%	0.40%	to	1.25%	22.61%	to	23.30%
Year Ended 12/31/02	n/a	n/a			n/a	n/a	n/a			n/a
Year Ended 12/31/01	n/a	n/a			n/a	n/a	n/a			n/a

Index 500 Stock
Year Ended 12/31/05	17,959	$0.886007	to	$4.498618	$74,074	1.75%	0.40%	to	1.25%	3.43%	to	4.31%
Year Ended 12/31/04	19,851	$0.850261	to	$4.327836	$79,921	1.34%	0.40%	to	1.25%	9.32%	to	10.26%
Year Ended 12/31/03	21,633	$0.771935	to	$3.938953	$80,568	1.49%	0.40%	to	1.25%	26.84%	to	27.92%
Year Ended 12/31/02	23,497	$0.604035	to	$3.089894	$69,294	1.40%	0.40%	to	1.25%	(23.04)%	to	(22.38)%
Year Ended 12/31/01	27,345	$0.779001	to	$3.994853	$104,907	1.32%	0.40%	to	1.25%	(12.98)%	to	(12.23)%

(1)	Division commenced operations on July 31, 2001.
(2)	Division commenced operations on May 1, 2003.
(3)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

NML Variable Annuity Account A

Notes to Financial Statements (continued)

	As of the respective period end date:					For the respective period ended:
Division	Units Outstanding (000’s)	Unit Value, Lowest to Highest			Net Assets (000’s)	Dividend Income as a % of Average Net Assets	Expense Ratio, Lowest to Highest			Total Return Lowest to Highest (3)
Asset Allocation (1)
Year Ended 12/31/05	8,565	$1.180583	to	$1.225587	$10,181	1.41%	0.40%	to	1.25%	5.67%	to	6.57%
Year Ended 12/31/04	6,384	$1.117219	to	$1.150060	$7,178	0.00%	0.40%	to	1.25%	8.65%	to	9.58%
Year Ended 12/31/03	4,665	$1.028260	to	$1.049545	$4,815	2.12%	0.40%	to	1.25%	19.13%	to	20.14%
Year Ended 12/31/02	3,238	$0.863125	to	$0.873571	$2,797	2.26%	0.40%	to	1.25%	(11.37)%	to	(10.62)%
Year Ended 12/31/01	821	$0.973862	to	$0.977328	$800	1.20%	0.40%	to	1.25%	2.61%	to	(2.27)%

Balanced
Year Ended 12/31/05	20,403	$1.120868	to	$9.172086	$165,717	2.68%	0.40%	to	1.25%	2.31%	to	3.18%
Year Ended 12/31/04	23,226	$1.087384	to	$8.920173	$184,687	2.61%	0.40%	to	1.25%	6.55%	to	7.46%
Year Ended 12/31/03	26,091	$1.012887	to	$8.329807	$194,989	3.25%	0.40%	to	1.25%	16.53%	to	17.52%
Year Ended 12/31/02	29,067	$0.862735	to	$7.112654	$181,291	3.92%	0.40%	to	1.25%	(8.68)%	to	(7.91)%
Year Ended 12/31/01	33,386	$0.937735	to	$7.750204	$228,923	4.26%	0.40%	to	1.25%	(4.36)%	to	(3.54)%

High Yield Bond
Year Ended 12/31/05	2,920	$1.413965	to	$2.146008	$5,918	6.53%	0.40%	to	1.25%	0.14%	to	0.98%
Year Ended 12/31/04	3,029	$1.401540	to	$2.132449	$6,155	6.98%	0.40%	to	1.25%	11.36%	to	12.31%
Year Ended 12/31/03	2,982	$1.249172	to	$1.905353	$5,425	0.21%	0.40%	to	1.25%	27.46%	to	28.54%
Year Ended 12/31/02	2,982	$0.972766	to	$1.487426	$4,267	9.94%	0.40%	to	1.25%	(4.10)%	to	(3.28)%
Year Ended 12/31/01	3,362	$1.006773	to	$1.543249	$5,008	10.16%	0.40%	to	1.25%	3.72%	to	4.61%

Select Bond
Year Ended 12/31/05	3,618	$1.470271	to	$11.164423	$28,447	3.57%	0.40%	to	1.25%	0.95%	to	1.81%
Year Ended 12/31/04	3,465	$1.445569	to	$11.003992	$27,344	4.10%	0.40%	to	1.25%	3.44%	to	4.33%
Year Ended 12/31/03	3,619	$1.386996	to	$10.584441	$29,248	3.93%	0.40%	to	1.25%	4.18%	to	5.07%
Year Ended 12/31/02	3,820	$1.321394	to	$10.108841	$31,434	4.40%	0.40%	to	1.25%	10.70%	to	11.64%
Year Ended 12/31/01	3,027	$1.184790	to	$9.086342	$23,757	5.71%	0.40%	to	1.25%	8.99%	to	9.92%

Money Market
Year Ended 12/31/05	5,537	$1.137767	to	$3.134091	$14,793	2.93%	0.40%	to	1.25%	1.71%	to	2.57%
Year Ended 12/31/04	5,572	$1.110318	to	$3.066057	$14,569	1.42%	0.40%	to	1.25%	0.17%	to	1.03%
Year Ended 12/31/03	7,192	$1.100118	to	$3.045469	$18,201	1.26%	0.40%	to	1.25%	(0.02)%	to	0.83%
Year Ended 12/31/02	10,274	$1.092171	to	$3.030949	$26,587	1.65%	0.40%	to	1.25%	0.39%	to	1.25%
Year Ended 12/31/01	10,780	$1.079788	to	$3.004024	$27,147	3.80%	0.40%	to	1.25%	2.62%	to	3.50%

Fidelity VIP Mid Cap (2)
Year Ended 12/31/05	3,237	$2.001683	to	$2.047402	$6,558	0.00%	0.40%	to	1.25%	16.56%	to	17.54%
Year Ended 12/31/04	2,151	$1.717354	to	$1.741819	$3,721	0.00%	0.40%	to	1.25%	23.11%	to	24.16%
Year Ended 12/31/03	739	$1.395022	to	$1.402932	$1,030	0.00%	0.40%	to	1.25%	39.50%	to	40.29%
Year Ended 12/31/02	n/a	n/a			n/a	n/a	n/a			n/a
Year Ended 12/31/01	n/a	n/a			n/a	n/a	n/a			n/a

Russell Multi-Style Equity
Year Ended 12/31/05	6,402	$0.858577	to	$0.919329	$5,658	1.09%	0.40%	to	1.25%	5.94%	to	6.84%
Year Ended 12/31/04	7,020	$0.804386	to	$0.860463	$5,862	0.73%	0.40%	to	1.25%	8.44%	to	9.37%
Year Ended 12/31/03	5,881	$0.736202	to	$0.786751	$4,546	0.72%	0.40%	to	1.25%	27.26%	to	28.34%
Year Ended 12/31/02	5,060	$0.574187	to	$0.613006	$3,104	0.60%	0.40%	to	1.25%	(24.14)%	to	(23.50)%
Year Ended 12/31/01	5,082	$0.751294	to	$0.801293	$4,111	0.46%	0.40%	to	1.25%	(15.28)%	to	(14.55)%

Russell Aggressive Equity
Year Ended 12/31/05	3,005	$1.274157	to	$1.506167	$4,279	0.18%	0.40%	to	1.25%	5.04%	to	5.94%
Year Ended 12/31/04	3,344	$1.203942	to	$1.421771	$4,537	0.17%	0.40%	to	1.25%	13.30%	to	14.27%
Year Ended 12/31/03	3,147	$1.054631	to	$1.244218	$3,764	0.11%	0.40%	to	1.25%	43.79%	to	45.01%
Year Ended 12/31/02	2,664	$0.727980	to	$0.857996	$2,219	0.00%	0.40%	to	1.25%	(20.06)%	to	(19.38)%
Year Ended 12/31/01	2,763	$0.903873	to	$1.064253	$2,875	0.11%	0.40%	to	1.25%	(3.58)%	to	(2.76)%
Russell Non-U.S.
Year Ended 12/31/05	4,572	$1.024633	to	$1.289430	$5,582	1.63%	0.40%	to	1.25%	12.28%	to	13.23%
Year Ended 12/31/04	4,635	$0.905783	to	$1.138748	$5,040	2.07%	0.40%	to	1.25%	16.83%	to	17.82%
Year Ended 12/31/03	3,801	$0.769505	to	$0.966479	$3,551	2.94%	0.40%	to	1.25%	37.07%	to	38.23%
Year Ended 12/31/02	3,385	$0.557227	to	$0.699179	$2,311	1.48%	0.40%	to	1.25%	(16.20)%	to	(15.49)%
Year Ended 12/31/01	3,516	$0.659991	to	$0.827309	$2,862	0.60%	0.40%	to	1.25%	(23.00)%	to	(22.34)%

(1)	Division commenced operations on July 31, 2001.
(2)	Division commenced operations on May 1, 2003.
(3)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

NML Variable Annuity Account A

Notes to Financial Statements (continued)

	As of the respective period end date:					For the respective period ended:
Division	Units Outstanding (000’s)	Unit Value, Lowest to Highest			Net Assets (000’s)	Dividend Income as a % of Average Net Assets	Expense Ratio, Lowest to Highest			Total Return Lowest to Highest (3)
Russell Core Bond
Year Ended 12/31/05	2,788	$1.329349	to	$1.406633	$3,738	3.60%	0.40%	to	1.25%	0.75%	to	1.61%
Year Ended 12/31/04	2,653	$1.319453	to	$1.384409	$3,527	2.44%	0.40%	to	1.25%	3.36%	to	4.24%
Year Ended 12/31/03	1,927	$1.276523	to	$1.328054	$2,474	3.47%	0.40%	to	1.25%	4.83%	to	5.72%
Year Ended 12/31/02	1,888	$1.217720	to	$1.256188	$2,305	2.87%	0.40%	to	1.25%	7.49%	to	8.40%
Year Ended 12/31/01	1,323	$1.132872	to	$1.158815	$1,501	5.90%	0.40%	to	1.25%	6.07%	to	6.97%
Russell Real Estate Securities
Year Ended 12/31/05	4,692	$2.540501	to	$2.831791	$12,288	2.10%	0.40%	to	1.25%	11.56%	to	12.51%
Year Ended 12/31/04	4,514	$2.277262	to	$2.519496	$10,593	2.27%	0.40%	to	1.25%	33.20%	to	34.33%
Year Ended 12/31/03	3,171	$1.709672	to	$1.877412	$5,521	5.35%	0.40%	to	1.25%	35.51%	to	36.66%
Year Ended 12/31/02	2,390	$1.261665	to	$1.375137	$3,057	5.39%	0.40%	to	1.25%	2.51%	to	3.39%
Year Ended 12/31/01	1,430	$1.230726	to	$1.331406	$1,820	5.13%	0.40%	to	1.25%	6.49%	to	7.40%

(1)	Division commenced operations on July 31, 2001.
(2)	Division commenced operations on May 1, 2003.
(3)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Northwestern Mutual Life Insurance Company and

Contract Owners of NML Variable Annuity Account A

In our opinion, the accompanying statements of assets and liabilities, the related statements of operations, and of changes in net assets and the financial highlights present fairly, in all material respects, the financial position of the NML Variable Annuity Account A and its Small Cap Growth Stock Division, T. Rowe Price Small Cap Value Division, Aggressive Growth Stock Division, International Growth Division, Franklin Templeton International Equity Division, AllianceBernstein Mid Cap Value Division, Index 400 Stock Division, Janus Capital Appreciation Division, Growth Stock Division, Large Cap Core Stock Division, Capital Guardian Domestic Equity Division, T. Rowe Price Equity Income Division, Index 500 Stock Division, Asset Allocation Division, Balanced Division, High Yield Bond Division, Select Bond Division, Money Market Division, Fidelity VIP Mid Cap Division, Russell Multi-Style Equity Division, Russell Aggressive Equity Division, Russell Non-U.S. Division, Russell Core Bond Division, and Russell Real Estate Securities Division at December 31, 2005 and 2004, and the results of each of their operations, the changes in each of their net assets and their financial highlights for the periods presented, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of The Northwestern Mutual Life Insurance Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of securities owned at December 31, 2005 with Northwestern Mutual Series Fund, Inc., Fidelity Variable Insurance Products Fund III and the Russell Investment Funds, provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
February 7, 2006

NML Variable Annuity Account C

Statements of Assets and Liabilities

As of December 31

(in thousands, except accumulation unit values)

	Small Cap Growth Stock Division		T. Rowe Price Small Cap Value Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$35,722	$30,537	$1,275	$1,267
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	2	—	—	—

Total Assets	35,724	30,537	1,275	1,267

Due to Northwestern Mutual Life Insurance Company	2	—	—	—

Total Liabilities	2	—	—	—

Total Net Assets	$35,722	$30,537	$1,275	$1,267

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$34,466	$28,975	$321	$227
Annuity Reserves	—	—	—	—
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	224	308	276	288
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	1,032	1,254	678	752
Annuity Reserves	—	—	—	—

Total Net Assets	$35,722	$30,537	$1,275	$1,267

___________
(1) Investments, at cost	$27,167	$24,077	$1,084	$976
(2) Shares Outstanding	14,120	13,277	778	802
(3) Accumulation Unit Value	$27.401692	$24.646196	$17.342719	$16.175980
Units Outstanding	1,258	1,176	19	14
(4) Accumulation Unit Value	$26.502238	$23.956264	$16.963788	$15.901602
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$2.623886	$2.375356	$1.685204	$1.582043
Units Outstanding	85	130	164	182
(6) Accumulation Unit Value	$2.521099	$2.295965	$1.641244	$1.549988
Units Outstanding	410	546	413	485

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Aggressive Growth Stock Division		International Growth Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$80,758	$83,563	$766	$455
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	—	2	—	—

Total Assets	80,758	83,565	766	455

Due to Northwestern Mutual Life Insurance Company	1	6	—	—

Total Liabilities	1	6	—	—

Total Net Assets	$80,757	$83,559	$766	$455

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$73,841	$75,536	$101	$114
Annuity Reserves	33	8	—	—
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	2,101	2,366	184	156
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	4,782	5,649	481	185
Annuity Reserves	—	—	—	—

Total Net Assets	$80,757	$83,559	$766	$455

___________
(1) Investments, at cost	$75,969	$84,999	$675	$403
(2) Shares Outstanding	24,487	26,878	519	345
(3) Accumulation Unit Value	$58.106257	$54.747494	$15.838526	$13.422496
Units Outstanding	1,271	1,380	6	8
(4) Accumulation Unit Value	$53.923710	$51.060593	$15.492364	$13.194729
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$3.499067	$3.318231	$1.539014	$1.312727
Units Outstanding	600	713	120	119
(6) Accumulation Unit Value	$5.106174	$4.871253	$1.498861	$1.286123
Units Outstanding	936	1,160	321	144

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Franklin Templeton International Equity Division		AllianceBernstein Mid Cap Value Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$68,649	$59,840	$551	$386
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	1	2	—	—

Total Assets	68,650	59,842	551	386

Due to Northwestern Mutual Life Insurance Company	1	1	—	—

Total Liabilities	1	1	—	—

Total Net Assets	$68,649	$59,841	$551	$386

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$64,201	$55,146	$13	$6
Annuity Reserves	26	20	—	—
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	1,569	1,377	301	269
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	2,853	3,298	237	111
Annuity Reserves	—	—	—	—

Total Net Assets	$68,649	$59,841	$551	$386

___________
(1) Investments, at cost	$50,823	$46,502	$509	$339
(2) Shares Outstanding	37,886	36,157	380	265
(3) Accumulation Unit Value	$3.289423	$2.949634	$16.663892	$15.801473
Units Outstanding	19,517	18,696	1	—
(4) Accumulation Unit Value	$3.087441	$2.782359	$16.443216	$15.670114
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$3.029496	$2.734209	$1.637759	$1.563095
Units Outstanding	518	503	184	172
(6) Accumulation Unit Value	$2.808145	$2.549602	$1.611849	$1.547558
Units Outstanding	1,016	1,294	147	72

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Index 400 Stock Division		Janus Capital Appreciation Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$32,951	$27,718	$906	$422
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	1	—	—	—

Total Assets	32,952	27,718	906	422

Due to Northwestern Mutual Life Insurance Company	—	1	—	—

Total Liabilities	—	1	—	—

Total Net Assets	$32,952	$27,717	$906	$422

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$31,349	$25,851	$2	$1
Annuity Reserves	41	16	—	—
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	381	412	335	259
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	1,181	1,438	569	162
Annuity Reserves	—	—	—	—

Total Net Assets	$32,952	$27,717	$906	$422

___________
(1) Investments, at cost	$26,579	$22,159	$779	$352
(2) Shares Outstanding	21,300	18,946	557	295
(3) Accumulation Unit Value	$19.805364	$14.624859	$16.788069	$14.349081
Units Outstanding	1,583	1,466	—	—
(4) Accumulation Unit Value	$19.155300	$17.131512	$16.565759	$14.229799
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$1.896510	$1.698670	$1.649963	$1.419420
Units Outstanding	201	243	203	182
(6) Accumulation Unit Value	$1.822214	$1.641894	$1.623859	$1.405312
Units Outstanding	648	876	351	115

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Growth Stock Division		Large Cap Core Stock Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$26,753	$25,556	$20,786	$17,959
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	2	2	2	1

Total Assets	26,755	25,558	20,788	17,960

Due to Northwestern Mutual Life Insurance Company	1	—	—	—

Total Liabilities	1	—	—	—

Total Net Assets	$26,754	$25,558	$20,788	$17,960

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$23,242	$21,857	$18,213	$15,471
Annuity Reserves	32	29	4	—
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	977	1,064	895	647
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	2,503	2,608	1,676	1,842
Annuity Reserves	—	—	—	—

Total Net Assets	$26,754	$25,558	$20,788	$17,960

___________
(1) Investments, at cost	$24,884	$25,982	$19,303	$18,488
(2) Shares Outstanding	12,655	12,881	17,010	15,726
(3) Accumulation Unit Value	$29.265983	$27.170823	$24.327323	$22.430441
Units Outstanding	794	804	749	690
(4) Accumulation Unit Value	$27.607246	$25.758905	$22.948362	$21.264720
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$2.712956	$2.535103	$2.255126	$2.092800
Units Outstanding	360	420	397	309
(6) Accumulation Unit Value	$2.529872	$2.378175	$2.102957	$1.963264
Units Outstanding	989	1,097	797	938

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Capital Guardian Domestic Equity Division		T. Rowe Price Equity Income Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$1,363	$1,676	$186	$291
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	—	—	—	—

Total Assets	1,363	1,676	186	291

Due to Northwestern Mutual Life Insurance Company	—	—	—	—

Total Liabilities	—	—	—	—

Total Net Assets	$1,363	$1,676	$186	$291

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$109	$106	$35	$34
Annuity Reserves	—	—	—	—
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	462	391	34	32
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	792	1,179	117	225
Annuity Reserves	—	—	—	—

Total Net Assets	$1,363	$1,676	$186	$291

___________
(1) Investments, at cost	$1,227	$1,318	$187	$274
(2) Shares Outstanding	1,203	1,465	140	216
(3) Accumulation Unit Value	$13.072390	$12.099054	$14.833915	$14.237970
Units Outstanding	8	9	2	3
(4) Accumulation Unit Value	$12.786645	$11.893730	$14.637433	$14.119597
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$1.270242	$1.183300	$1.457931	$1.408447
Units Outstanding	364	331	23	23
(6) Accumulation Unit Value	$1.237056	$1.159280	$1.434821	$1.394433
Units Outstanding	640	1,017	81	161

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Index 500 Stock Division		Asset Allocation Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$92,072	$94,708	$1,870	$1,703
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	2	1	1	1

Total Assets	92,074	94,709	1,871	1,704

Due to Northwestern Mutual Life Insurance Company	1	4	—	—

Total Liabilities	1	4	—	—

Total Net Assets	$92,073	$94,705	$1,871	$1,704

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$82,467	$82,785	$533	$498
Annuity Reserves	57	37	177	179
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	3,129	3,575	70	66
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	6,420	8,308	1,091	961
Annuity Reserves	—	—	—	—

Total Net Assets	$92,073	$94,705	$1,871	$1,704

___________

(1) Investments, at cost	$82,305	$85,260	$1,586	$1,431
(2) Shares Outstanding	30,980	32,181	1,612	1,521
(3) Accumulation Unit Value	$52.479807	$50.112283	$12.475450	$11.659896
Units Outstanding	1,571	1,652	43	43
(4) Accumulation Unit Value	$48.697779	$46.733245	$12.202816	$11.462082
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$3.533871	$3.396371	$1.212214	$1.140330
Units Outstanding	885	1,053	57	57
(6) Accumulation Unit Value	$4.257509	$4.116350	$1.180583	$1.117219
Units Outstanding	1,508	2,018	925	860

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

			High Yield Bond Division
	Balanced Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$71,708	$77,040	$6,725	$6,683
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	1	1	—	—

Total Assets	71,709	77,041	6,725	6,683

Due to Northwestern Mutual Life Insurance Company	—	—	—	—

Total Liabilities	—	—	—	—

Total Net Assets	$71,709	$77,041	$6,725	$6,683

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$52,887	$57,397	$5,508	$5,195
Annuity Reserves	382	293	20	16
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	806	782	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	5,109	4,220	205	336
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	12,525	14,349	992	1,136
Annuity Reserves	—	—	—	—

Total Net Assets	$71,709	$77,041	$6,725	$6,683

___________

(1) Investments, at cost	$69,529	$74,813	$6,527	$5,965
(2) Shares Outstanding	38,552	41,132	9,379	8,806
(3) Accumulation Unit Value	$111.421574	$107.555819	$23.417544	$23.096633
Units Outstanding	475	533	235	225
(4) Accumulation Unit Value	$98.847881	$95.895281	$22.090395	$21.896587
Units Outstanding	8	8	—	—
(5) Accumulation Unit Value	$2.857685	$2.776467	$2.170854	$2.155028
Units Outstanding	1,788	1,520	95	156
(6) Accumulation Unit Value	$8.174739	$7.989947	$2.024344	$2.021608
Units Outstanding	1,532	1,796	490	562

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Select Bond Division		Money Market Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$16,230	$16,572	$3,047	$4,096
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	—	—	—	—
Due from Northwestern Mutual Life Insurance Company	1	1	—	—

Total Assets	16,231	16,573	3,047	4,096

Due to Northwestern Mutual Life Insurance Company	—	—	—	—

Total Liabilities	—	—	—	—

Total Net Assets	$16,231	$16,573	$3,047	$4,096

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$11,244	$10,831	$105	$75
Annuity Reserves	64	66	5	5
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	1,019	1,191	542	780
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	3,904	4,485	2,395	3,236
Annuity Reserves	—	—	—	—

Total Net Assets	$16,231	$16,573	$3,047	$4,096

___________

(1) Investments, at cost	$16,602	$16,684	$3,047	$4,096
(2) Shares Outstanding	13,492	13,495	3,047	4,096
(3) Accumulation Unit Value	$136.984725	$134.012491	$36.095241	$35.049174
Units Outstanding	82	81	3	2
(4) Accumulation Unit Value	$121.466757	$119.425260	$32.059904	$31.286399
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$2.308631	$2.273220	$1.560248	$1.524874
Units Outstanding	442	524	347	512
(6) Accumulation Unit Value	$9.995944	$9.901557	$2.785794	$2.738952
Units Outstanding	390	453	860	1,181

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Fidelity VIP Mid Cap Division		Russell Multi-Style Equity Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$—	$—	$—	$—
Fidelity Variable Insurance Products Fund III	796	408	—	—
Russell Investment Funds	—	—	2,037	1,812
Due from Northwestern Mutual Life Insurance Company	—	—	—	—

Total Assets	796	408	2,037	1,812

Due to Northwestern Mutual Life Insurance Company	—	—	—	1

Total Liabilities	—	—	—	1

Total Net Assets	$796	$408	$2,037	$1,811

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$132	$75	$214	$214
Annuity Reserves	—	—	—	—
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	118	32	991	895
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	546	301	832	702
Annuity Reserves	—	—	—	—

Total Net Assets	$796	$408	$2,037	$1,811

___________

(1) Investments, at cost	$669	$337	$1,845	$1,751
(2) Shares Outstanding	23	14	152	144
(3) Accumulation Unit Value	$20.694231	$17.535222	$9.442962	$8.802993
Units Outstanding	6	4	23	24
(4) Accumulation Unit Value	$20.420232	$17.389476	$9.132958	$8.556544
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$2.033893	$1.734607	$0.904209	$0.848412
Units Outstanding	58	18	1,096	1,055
(6) Accumulation Unit Value	$2.001683	$1.717354	$0.868789	$0.820050
Units Outstanding	273	176	957	857

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Russell Aggressive Equity Division		Russell Non-US Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$—	$—	$—	$—
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	848	981	1,538	1,428
Due from Northwestern Mutual Life Insurance Company	—	—	—	—

Total Assets	848	981	1,538	1,428

Due to Northwestern Mutual Life Insurance Company	—	—	—	—

Total Liabilities	—	—	—	—

Total Net Assets	$848	$981	$1,538	$1,428

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$—	$8	$12	$18
Annuity Reserves	—	—	7	—
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	203	207	974	796
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	645	766	545	614
Annuity Reserves	—	—	—	—

Total Net Assets	$848	$981	$1,538	$1,428

___________

(1) Investments, at cost	$727	$781	$187	$1,169
(2) Shares Outstanding	59	66	121	126
(3) Accumulation Unit Value	$15.470599	$14.545498	$13.244730	$11.650240
Units Outstanding	—	1	1	2
(4) Accumulation Unit Value	$14.962745	$14.138303	$12.809950	$11.324119
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$1.481405	$1.401874	$1.268236	$1.122807
Units Outstanding	137	148	768	709
(6) Accumulation Unit Value	$1.423377	$1.355022	$1.218592	$1.085315
Units Outstanding	453	565	447	566

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Assets and Liabilities (continued)

As of December 31

(in thousands, except accumulation unit values)

	Russell Core Bond Division		Russell Real Estate Securities Division
	2005	2004	2005	2004
Assets:
Investments, at value (1) (2)
Northwestern Mutual Series Fund, Inc.	$—	$—	$—	$—
Fidelity Variable Insurance Products Fund III	—	—	—	—
Russell Investment Funds	1,592	1,395	35,654	28,645
Due from Northwestern Mutual Life Insurance Company	—	—	4	23

Total Assets	1,592	1,395	35,658	28,668

Due to Northwestern Mutual Life Insurance Company	—	—	—	1

Total Liabilities	—	—	—	1

Total Net Assets	$1,592	$1,395	$35,658	$28,667

Net Assets:
Variable Annuity Contracts Issued:
Prior to December 17, 1981 or between April 30, 1984 and December 31, 1991
Accumulation Units (3)	$—	$2	$33,358	$26,411
Annuity Reserves	—	—	37	31
After December 16, 1981 and Prior to May 1, 1984
Accumulation Units (4)	—	—	—	—
Annuity Reserves	—	—	—	—
After December 31, 1991 - Front Load Version
Accumulation Units (5)	957	842	718	639
Annuity Reserves	—	—	—	—
After December 31, 1991 - Simplified Load Version
Accumulation Units (6)	635	551	1,545	1,586
Annuity Reserves	—	—	—	—

Total Net Assets	$1,592	$1,395	$35,658	$28,667

___________

(1) Investments, at cost	$1,629	$1,395	$32,368	$22,810
(2) Shares Outstanding	156	133	2,063	1,676
(3) Accumulation Unit Value	$14.448349	$14.163304	$27.611672	$24.444468
Units Outstanding	—	—	1,208	1,080
(4) Accumulation Unit Value	$13.974171	$13.766970	$26.705759	$23.760619
Units Outstanding	—	—	—	—
(5) Accumulation Unit Value	$1.383514	$1.365029	$2.644046	$2.355972
Units Outstanding	691	617	272	271
(6) Accumulation Unit Value	$1.329349	$1.319453	$2.540501	$2.277262
Units Outstanding	478	417	609	697

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Operations

For the Years Ended December 31

(in thousands)

	Small Cap Growth Stock Division			T. Rowe Price Small Cap Value Division			Aggressive Growth Stock Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$—	$—	$—	$4	$2	$—	$39	$—	$—
Expenses:
Mortality and expense risk charges	17	20	19	11	8	6	74	96	137

Net Investment Income (Loss)	(17)	(20)	(19)	(7)	(6)	(6)	(35)	(96)	(137)

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	939	191	(1,212)	155	47	1	(1,702)	(3,382)	(8,800)
Realized gain distributions	306	—	—	36	11	—	—	—	—

Realized gains (losses)	1,245	191	(1,212)	191	58	1	(1,702)	(3,382)	(8,800)

Change in unrealized appreciation (depreciation) of investments during the period	2,096	4,540	6,622	(100)	147	183	6,225	14,017	24,998

Net increase (decrease) in net assets resulting from operations	$3,324	$4,711	$5,391	$84	$199	$178	$4,488	$10,539	$16,061

	International Growth Division			Franklin Templeton International Equity Division			Alliance Bernstein Mid Cap Value Division ##
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$7	$3	$1	$1,121	$895	$618	$3	$3	$1
Expenses:
Mortality and expense risk charges	5	2	—	48	51	48	4	2	—

Net Investment Income (Loss)	2	1	1	1,073	844	570	(1)	1	1

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	24	11	(5)	1,490	190	(2,671)	4	2	—
Realized gain distributions	33	—	—	—	—	428	27	22	2

Realized gains (losses)	57	11	(5)	1,490	190	(2,243)	31	24	2

Change in unrealized appreciation (depreciation) of investments during the period	39	38	23	4,488	8,456	14,872	(4)	25	22

Net increase (decrease) in net assets resulting from operations	$98	$50	$19	$7,051	$9,490	$13,199	$26	$50	$25

##	The initial investment in this Division was made on May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Operations (continued)

For the Years Ended December 31

(in thousands)

	Index 400 Stock Division			Janus Capital Appreciation Division ##			Growth Stock Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$227	$164	$115	$1	$—	—	$271	$177	$179
Expenses:
Mortality and expense risk charges	17	20	17	5	2	—	38	47	52

Net Investment Income (Loss)	210	144	98	(4)	(2)	—	233	130	127

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	1,063	465	(593)	12	2	1	(617)	(1,352)	(2,089)
Realized gain distributions	1,402	148	—	25	—	—	—	—	—

Realized gains (losses)	2,465	613	(593)	37	2	1	(617)	(1,352)	(2,089)

Change in unrealized appreciation (depreciation) of investments during the period	812	2,971	5,365	57	55	15	2,295	2,737	5,845

Net increase (decrease) in net assets resulting from operations	$3,487	$3,728	$4,870	$90	$55	$16	$1,911	$1,515	$3,883

	Large Cap Core Stock Division ^			Capital Guardian Domestic Equity Division			T. Rowe Price Equity Income Division ##
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$244	$164	$137	$21	$21	$17	$3	$4	$1
Expenses:
Mortality and expense risk charges	26	34	51	16	14	8	2	3	—

Net Investment Income (Loss)	218	130	86	5	7	9	1	1	1

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	(639)	(1,201)	(2,362)	215	17	(10)	14	19	—
Realized gain distributions	—	—	—	100	22	—	7	8	1

Realized gains (losses)	(639)	(1,201)	(2,362)	315	39	(10)	21	27	1

Change in unrealized appreciation (depreciation) of investments during the period	2,013	2,370	5,487	(222)	174	251	(19)	6	11

Net increase (decrease) in net assets resulting from operations	$1,592	$1,299	$3,211	$98	$220	$250	$3	$34	$13

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.
##	The initial investment in this Division was made on May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Operations (continued)

For the Years Ended December 31

(in thousands)

	Index 500 Stock Division			Asset Allocation Division			Balanced Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$1,599	$1,197	$1,167	$24	$—	$21	$1,951	$1,973	$2,491
Expenses:
Mortality and expense risk charges	111	131	162	12	11	10	199	237	255

Net Investment Income (Loss)	1,488	1,066	1,005	12	(11)	11	1,752	1,736	2,236

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	649	126	(2,525)	55	22	(63)	(456)	(662)	(3,454)
Realized gain distributions	1,612	976	—	27	—	—	1,072	2,785	—

Realized gains (losses)	2,261	1,102	(2,525)	82	22	(63)	616	2,123	(3,454)

Change in unrealized appreciation (depreciation) of investments during the period	321	6,996	21,648	12	124	269	(49)	1,742	13,665

Net increase (decrease) in net assets resulting from operations	$4,070	$9,164	$20,128	$106	$135	$217	$2,319	$5,601	$12,447

	High Yield Bond Division			Select Bond Division			Money Market Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$457	$433	$11	$603	$729	$771	$105	$70	$128
Expenses:
Mortality and expense risk charges	15	17	14	61	75	98	38	54	105

Net Investment Income (Loss)	442	416	(3)	542	654	673	67	16	23

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	157	218	(145)	(82)	183	593	—	—	—
Realized gain distributions	—	—	—	102	504	440	—	—	—

Realized gains (losses)	157	218	(145)	20	687	1,033	—	—	—

Change in unrealized appreciation (depreciation) of investments during the period	(521)	96	1,433	(260)	(624)	(745)	—	—	—

Net increase (decrease) in net assets resulting from operations	$78	$730	$1,285	$302	$717	$961	$67	$16	$23

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Operations (continued)

For the Years Ended December 31

(in thousands)

	Fidelity VIP Mid Cap Division ##			Russell Multi-Style Equity Division			Russell Aggressive Equity Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$—	$—	$—	$20	$9	$6	$2	$2	$1
Expenses:
Mortality and expense risk charges	5	4	1	14	11	8	10	11	8

Net Investment Income (Loss)	(5)	(4)	(1)	6	(2)	(2)	(8)	(9)	(7)

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	31	55	—	(42)	19	(104)	55	19	(18)
Realized gain distributions	7	—	—	—	—	—	84	32	—

Realized gains (losses)	38	55	—	(42)	19	(104)	139	51	(18)

Change in unrealized appreciation (depreciation) of investments during the period	57	22	49	130	130	321	(80)	72	290

Net increase (decrease) in net assets resulting from operations	$90	$73	$48	$94	$147	$215	$51	$114	$265

	Russell Non-U.S. Division			Russell Core Bond Division			Russell Real Estate Securities Division
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Income:
Dividend income	$23	$25	$25	$53	$25	$29	$703	$497	$604
Expenses:
Mortality and expense risk charges	13	11	7	13	9	7	24	20	13

Net Investment Income (Loss)	10	14	18	40	16	22	679	477	591

Realized gains (losses) on investments:
Realized gain (loss) on sale of fund shares	78	(71)	(35)	(2)	2	4	3,097	1,241	188
Realized gain distributions	—	—	—	14	23	15	2,993	1,490	—

Realized gains (losses)	78	(71)	(35)	12	25	19	6,090	2,731	188

Change in unrealized appreciation (depreciation) of investments during the period	92	259	273	(37)	(4)	(4)	(2,548)	3,380	2,753

Net increase (decrease) in net assets resulting from operations	$180	$202	$256	$15	$37	$37	$4,221	$6,588	$3,532

##	The initial investment in this Division was made on May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Changes in Net Assets

For the Years Ended December 31

(in thousands)

	Small Cap Growth Stock Division			T. Rowe Price Small Cap Value Division
	2005	2004 *	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$(17)	$(20)	$(19)	$(7)	$(6)	$(6)
Net realized gains (losses)	1,245	191	(1,212)	191	58	1
Net change in unrealized appreciation (depreciation)	2,096	4,540	6,622	(100)	147	183

Net increase (decrease) in net assets resulting from operations	3,324	4,711	5,391	84	199	178

Contract Transactions:
Contract owners’ net payments	4,047	4,896	4,693	169	150	71
Annuity payments	—	—	—	—	—	—
Surrenders and other (net)	(2,782)	(3,972)	(3,732)	(191)	(205)	(61)
Transfers from other divisions or sponsor	3,586	2,644	2,378	195	473	216
Transfers to other divisions or sponsor	(2,990)	(2,161)	(1,197)	(249)	(176)	(32)

Net increase (decrease) in net assets resulting from contract transactions	1,861	1,407	2,142	(76)	242	194

Net increase (decrease) in net assets	5,185	6,118	7,533	8	441	372

Net Assets:
Beginning of Period	30,537	24,419	16,886	1,267	826	454

End of Period	$35,722	$30,537	$24,419	$1,275	$1,267	$826

Units issued during the period	537	606	572	238	337	216
Units redeemed during the period	(636)	(861)	(406)	(323)	(245)	(58)

Net units issued (redeemed) during period	(99)	(255)	166	(85)	92	158

	Aggressive Growth Stock Division			International Growth Division
	2005	2004	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$(35)	$(96)	$(137)	$2	$1	$1
Net realized gains (losses)	(1,702)	(3,382)	(8,800)	57	11	(5)
Net change in unrealized appreciation (depreciation)	6,225	14,017	24,998	39	38	23

Net increase (decrease) in net assets resulting from operations	4,488	10,539	16,061	98	50	19

Contract Transactions:
Contract owners’ net payments	6,055	7,345	7,787	53	52	59
Annuity payments	(2)	(1)	—	—	—	—
Surrenders and other (net)	(7,368)	(10,090)	(13,766)	(57)	(48)	(8)
Transfers from other divisions or sponsor	1,121	1,534	1,935	338	327	52
Transfers to other divisions or sponsor	(7,096)	(4,790)	(4,649)	(121)	(72)	(35)

Net increase (decrease) in net assets resulting from contract transactions	(7,290)	(6,002)	(8,693)	213	259	68

Net increase (decrease) in net assets	(2,802)	4,537	7,368	311	309	87
Net Assets:
Beginning of Period	83,559	79,022	71,654	455	146	59

End of Period	$80,757	$83,559	$79,022	$766	$455	$146

Units issued during the period	488	504	699	239	243	74
Units redeemed during the period	(934)	(1,222)	(2,136)	(63)	(92)	(13)

Net units issued (redeemed) during period	(446)	(718)	(1,437)	176	151	61

*	Due to rounding, certain amounts have been restated.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Changes in Net Assets (continued)

For the Years Ended December 31

(in thousands)

	Franklin Templeton International Equity Division			Alliance Bernstein Mid Cap Value Division ##
	2005	2004 *	2003	2005	2004	2003
Operations:
Net investment income (loss)	$1,073	$844	$570	$(1)	$1	$1
Net realized gains (losses)	1,490	190	(2,243)	31	24	2
Net change in unrealized appreciation (depreciation)	4,488	8,456	14,872	(4)	25	22

Net increase (decrease) in net assets resulting from operations	7,051	9,490	13,199	26	50	25

Contract Transactions:
Contract owners’ net payments	6,080	5,908	4,343	62	47	13
Annuity payments	(2)	(2)	(1)	—	—	—
Surrenders and other (net)	(4,853)	(4,988)	(5,044)	(26)	(3)	(1)
Transfers from other divisions or sponsor	4,488	4,012	2,551	166	93	194
Transfers to other divisions or sponsor	(3,956)	(2,461)	(2,174)	(63)	(30)	(2)

Net increase (decrease) in net assets resulting from contract transactions	1,757	2,469	(325)	139	107	204

Net increase (decrease) in net assets	8,808	11,959	12,874	165	157	229

Net Assets:
Beginning of Period	59,841	47,882	35,008	386	229	—

End of Period	$68,649	$59,841	$47,882	$551	$386	$229

Units issued during the period	4,319	4,380	2,522	144	99	172
Units redeemed during the period	(3,761)	(3,498)	(3,078)	(56)	(26)	—

Net units issued (redeemed) during period	558	882	(556)	88	73	172

	Index 400 Stock Division			Janus Capital Appreciation Division ##
	2005	2004	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$210	$144	$98	$(4)	$(2)	$—
Net realized gains (losses)	2,465	613	(593)	37	2	1
Net change in unrealized appreciation (depreciation)	812	2,971	5,365	57	55	15

Net increase (decrease) in net assets resulting from operations	3,487	3,728	4,870	90	55	16

Contract Transactions:
Contract owners’ net payments	4,374	5,852	3,862	107	31	32
Annuity payments	(3)	(2)	(1)	—	—	—
Surrenders and other (net)	(3,252)	(3,386)	(3,229)	(13)	(3)	—
Transfers from other divisions or sponsor	2,821	2,487	1,896	333	131	186
Transfers to other divisions or sponsor	(2,192)	(1,360)	(1,521)	(33)	(26)	—

Net increase (decrease) in net assets resulting from contract transactions	1,748	3,591	1,007	394	133	218

Net increase (decrease) in net assets	5,235	7,319	5,877	484	188	234

Net Assets:
Beginning of Period	27,717	20,398	14,521	422	234	—

End of Period	$32,952	$27,717	$20,398	$906	$422	$234

Units issued during the period	674	1,004	552	288	125	196
Units redeemed during the period	(827)	(863)	(603)	(31)	(24)	—

Net units issued (redeemed) during period	(153)	141	(51)	257	101	196

##	The initial investment in this Division was made on May 1, 2003.
*	Due to rounding, certain amounts have been restated.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Changes in Net Assets (continued)

For the Years Ended December 31

(in thousands)

	Growth Stock Division			Large Cap Core Stock Division ^
	2005	2004	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$233	$130	$127	$218	$130	$86
Net realized gains (losses)	(617)	(1,352)	(2,089)	(639)	(1,201)	(2,362)
Net change in unrealized appreciation (depreciation)	2,295	2,737	5,845	2,013	2,370	5,487

Net increase (decrease) in net assets resulting from operations	1,911	1,515	3,883	1,592	1,299	3,211

Contract Transactions:
Contract owners’ net payments	2,838	3,196	3,259	2,657	2,458	2,454
Annuity payments	(3)	(3)	(3)	—	—	—
Surrenders and other (net)	(2,959)	(4,333)	(3,681)	(2,325)	(2,643)	(3,531)
Transfers from other divisions or sponsor	1,944	1,546	1,689	3,025	1,853	1,858
Transfers to other divisions or sponsor	(2,535)	(1,745)	(2,026)	(2,121)	(1,766)	(1,104)

Net increase (decrease) in net assets resulting from contract transactions	(715)	(1,339)	(762)	1,236	(98)	(323)

Net increase (decrease) in net assets	1,196	176	3,121	2,828	1,204	2,888

Net Assets:
Beginning of Period	25,558	25,382	22,261	17,960	16,759	13,871

End of Period	$26,754	$25,558	$25,382	$20,788	$17,960	$16,759

Units issued during the period	484	623	500	827	656	607
Units redeemed during the period	(662)	(1,203)	(816)	(821)	(1,264)	(1,657)

Net units issued (redeemed) during period	(178)	(580)	(316)	6	(608)	(1,050)

	Capital Guardian Domestic Equity Division			T. Rowe Price Equity Income Division ##
	2005	2004	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$5	$7	$9	$1	$1	$1
Net realized gains (losses)	315	39	(10)	21	27	1
Net change in unrealized appreciation (depreciation)	(222)	174	251	(19)	6	11

Net increase (decrease) in net assets resulting from operations	98	220	250	3	34	13

Contract Transactions:
Contract owners’ net payments	119	169	95	37	45	1
Annuity payments	—	—	—	—	—	—
Surrenders and other (net)	(158)	(190)	(51)	(123)	(52)	—
Transfers from other divisions or sponsor	275	551	414	44	241	130
Transfers to other divisions or sponsor	(647)	(309)	(57)	(65)	(121)	—

Net increase (decrease) in net assets resulting from contract transactions	(411)	221	401	(108)	113	131

Net increase (decrease) in net assets	(313)	441	651	(105)	147	144

Net Assets:
Beginning of Period	1,676	1,235	584	291	144	—

End of Period	$1,363	$1,676	$1,235	$186	$291	$144

Units issued during the period	394	609	466	80	215	117
Units redeemed during the period	(739)	(363)	(48)	(161)	(145)	—

Net units issued (redeemed) during period	(345)	246	418	(81)	70	117

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.
*	Due to rounding, certain amounts have been restated.
##	The initial investment in this Division was made on May 1, 2003.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Changes in Net Assets (continued)

For the Years Ended December 31

(in thousands)

	Index 500 Stock Division			Asset Allocation Division
	2005	2004 *	2003	2005	2004	2003
Operations:
Net investment income (loss)	$1,488	$1,066	$1,005	$12	$(11)	$11
Net realized gains (losses)	2,261	1,102	(2,525)	82	22	(63)
Net change in unrealized appreciation (depreciation)	321	6,996	21,648	12	124	269

Net increase (decrease) in net assets resulting from operations	4,070	9,164	20,128	106	135	217

Contract Transactions:
Contract owners’ net payments	6,533	8,443	8,607	185	289	74
Annuity payments	(5)	(4)	(3)	(14)	(14)	(13)
Surrenders and other (net)	(9,239)	(10,309)	(15,633)	(146)	(66)	(23)
Transfers from other divisions or sponsor	2,383	2,757	2,343	194	283	177
Transfers to other divisions or sponsor	(6,374)	(4,669)	(3,957)	(158)	(182)	(663)

Net increase (decrease) in net assets resulting from contract transactions	(6,702)	(3,782)	(8,643)	61	310	(448)

Net increase (decrease) in net assets	(2,632)	5,382	11,485	167	445	(231)

Net Assets:
Beginning of Period	94,705	89,323	77,838	1,704	1,259	1,490

End of Period	$92,073	$94,705	$89,323	$1,871	$1,704	$1,259

Units issued during the period	877	931	958	343	361	38
Units redeemed during the period	(1,636)	(1,534)	(2,729)	(278)	(180)	(624)

Net units issued (redeemed) during period	(759)	(603)	(1,771)	65	181	(586)

	Balanced Division			High Yield Bond Division
	2005	2004 *	2003	2005	2004	2003
Operations:
Net investment income (loss)	$1,752	$1,736	$2,236	$442	$416	$(3)
Net realized gains (losses)	616	2,123	(3,454)	157	218	(145)
Net change in unrealized appreciation (depreciation)	(49)	1,742	13,665	(521)	96	1,433

Net increase (decrease) in net assets resulting from operations	2,319	5,601	12,447	78	730	1,285

Contract Transactions:
Contract owners’ net payments	5,198	5,323	6,524	802	976	1,706
Annuity payments	(32)	(27)	(26)	(2)	(1)	(1)
Surrenders and other (net)	(10,628)	(11,021)	(19,636)	(608)	(971)	(842)
Transfers from other divisions or sponsor	2,234	4,413	4,412	817	1,109	2,347
Transfers to other divisions or sponsor	(4,423)	(5,275)	(7,918)	(1,045)	(1,366)	(2,183)

Net increase (decrease) in net assets resulting from contract transactions	(7,651)	(6,587)	(16,644)	(36)	(253)	1,027

Net increase (decrease) in net assets	(5,332)	(986)	(4,197)	42	477	2,312

Net Assets:
Beginning of Period	77,041	78,027	82,224	6,683	6,206	3,894

End of Period	$71,709	$77,041	$78,027	$6,725	$6,683	$6,206

Units issued during the period	1,163	891	738	248	282	273
Units redeemed during the period	(1,217)	(1,484)	(2,311)	(371)	(375)	(168)

Net units issued (redeemed) during period	(54)	(593)	(1,573)	(123)	(93)	105

*	Due to rounding, certain amounts have been restated.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Changes in Net Assets (continued)

For the Years Ended December 31

(in thousands)

	Select Bond Division			Money Market Division
	2005	2004	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$542	$654	$673	$67	$16	$23
Net realized gains (losses)	20	687	1,033	—	—	—
Net change in unrealized appreciation (depreciation)	(260)	(624)	(745)	—	—	—

Net increase (decrease) in net assets resulting from operations	302	717	961	67	16	23

Contract Transactions:
Contract owners’ net payments	1,932	1,751	2,727	1,217	2,030	3,819
Annuity payments	(7)	(6)	(7)	(1)	(1)	(1)
Surrenders and other (net)	(1,931)	(2,819)	(4,255)	(3,300)	(2,949)	(11,210)
Transfers from other divisions or sponsor	1,269	1,789	3,183	2,671	1,876	5,882
Transfers to other divisions or sponsor	(1,907)	(3,307)	(3,722)	(1,703)	(3,047)	(3,315)

Net increase (decrease) in net assets resulting from contract transactions	(644)	(2,592)	(2,074)	(1,116)	(2,091)	(4,825)

Net increase (decrease) in net assets	(342)	(1,875)	(1,113)	(1,049)	(2,075)	(4,802)

Net Assets:
Beginning of Period	16,573	18,448	19,561	4,096	6,171	10,973

End of Period	$16,231	$16,573	$18,448	$3,047	$4,096	$6,171

Units issued during the period	428	307	217	2,113	1,583	1,869
Units redeemed during the period	(572)	(476)	(389)	(2,598)	(2,427)	(4,171)

Net units issued (redeemed) during period	(144)	(169)	(172)	(485)	(844)	(2,302)

	Fidelity VIP Mid Cap Division ##			Russell Multi-Style Equity Division
	2005	2004 *	2003	2005	2004	2003
Operations:
Net investment income (loss)	$(5)	$(4)	$(1)	$6	$(2)	$(2)
Net realized gains (losses)	38	55	—	(42)	19	(104)
Net change in unrealized appreciation (depreciation)	57	22	49	130	130	321

Net increase (decrease) in net assets resulting from operations	90	73	48	94	147	215

Contract Transactions:
Contract owners’ net payments	120	72	9	182	242	194
Annuity payments	—	—	—	—	—	—
Surrenders and other (net)	(35)	(7)	(1)	(141)	(36)	(128)
Transfers from other divisions or sponsor	335	165	324	327	618	183
Transfers to other divisions or sponsor	(122)	(272)	(3)	(236)	(247)	(128)

Net increase (decrease) in net assets resulting from contract transactions	298	(42)	329	132	577	121

Net increase (decrease) in net assets	388	31	377	226	724	336

Net Assets:
Beginning of Period	408	377	—	1,811	1,087	751

End of Period	$796	$408	$377	$2,037	$1,811	$1,087

Units issued during the period	201	116	269	524	923	248
Units redeemed during the period	(62)	(187)	—	(384)	(172)	(240)

Net units issued (redeemed) during period	139	(71)	269	140	751	8

##	The initial investment in this Division was made on May 1, 2003.
*	Due to rounding, certain amounts have been restated.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Statements of Changes in Net Assets (continued)

For the Years Ended December 31

(in thousands)

	Russell Aggressive Equity Division			Russell Non-U.S. Division
	2005	2004 *	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$(8)	$(9)	$(7)	$10	$14	$18
Net realized gains (losses)	139	51	(18)	78	(71)	(35)
Net change in unrealized appreciation (depreciation)	(80)	72	290	92	259	273

Net increase (decrease) in net assets resulting from operations	51	114	265	180	202	256

Contract Transactions:
Contract owners’ net payments	74	142	132	116	169	95
Annuity payments	—	—	—	—	—	—
Surrenders and other (net)	(105)	(217)	(52)	(68)	(304)	(34)
Transfers from other divisions or sponsor	44	200	111	263	254	329
Transfers to other divisions or sponsor	(197)	(169)	(72)	(381)	(42)	(24)

Net increase (decrease) in net assets resulting from contract transactions	(184)	(44)	119	(70)	77	366

Net increase (decrease) in net assets	(133)	70	384	110	279	622

Net Assets:
Beginning of Period	981	911	527	1,428	1,149	527

End of Period	$848	$981	$911	$1,538	$1,428	$1,149

Units issued during the period	97	265	179	330	426	498
Units redeemed during the period	(221)	(301)	(52)	(391)	(346)	(49)

Net units issued (redeemed) during period	(124)	(36)	127	(61)	80	449

	Russell Core Bond Division			Russell Real Estate Securities Division
	2005	2004	2003	2005	2004 *	2003
Operations:
Net investment income (loss)	$40	$16	$22	$679	$477	$591
Net realized gains (losses)	12	25	19	6,090	2,731	188
Net change in unrealized appreciation (depreciation)	(37)	(4)	(4)	(2,548)	3,380	2,753

Net increase (decrease) in net assets resulting from operations	15	37	37	4,221	6,588	3,532

Contract Transactions:
Contract owners’ net payments	136	223	163	7,014	5,715	2,570
Annuity payments	—	—	—	(3)	(2)	(2)
Surrenders and other (net)	(69)	(46)	(126)	(13,987)	(2,941)	(2,220)
Transfers from other divisions or sponsor	377	561	271	11,960	6,627	2,905
Transfers to other divisions or sponsor	(262)	(275)	(253)	(2,214)	(2,353)	(1,318)

Net increase (decrease) in net assets resulting from contract transactions	182	463	55	2,770	7,046	1,935

Net increase (decrease) in net assets	197	500	92	6,991	13,634	5,467

Net Assets:
Beginning of Period	1,395	895	803	28,667	15,033	9,566

End of Period	$1,592	$1,395	$895	$35,658	$28,667	$15,033

Units issued during the period	377	590	130	1,403	1,069	535
Units redeemed during the period	(242)	(235)	(103)	(1,362)	(654)	(399)

Net units issued (redeemed) during period	135	355	27	41	415	136

*	Due to rounding, certain amounts have been restated.

The Accompanying Notes are an Integral Part of the Financial Statements.

NML Variable Annuity Account C

Notes to Financial Statements

1. Organization

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

2. Significant Accounting Policies

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

Annuity reserves are based on published annuity tables with age adjustment and benefit payments which reflect actual investment experience. Annuity reserves are based on the 1983 Annuity Table a, adjusted with assumed interest rates of 3.5% or 5%.

Northwestern Mutual is taxed as a “life insurance company” under the Internal Revenue Code and the operations of the Account form a part of and are taxed with those of Northwestern Mutual. Under current law, no federal income taxes are payable with respect to the Account. Accordingly, no provision for any such liability has been made.

3. Purchases and Sales of Investments

Purchases and sales of the Funds’ shares for the years ended December 31, 2005, 2004 and 2003 by each Division are shown as follows: (in thousands)

PURCHASES	2005	2004	2003
Small Cap Growth Stock	$6,040	$5,795	$6,284
T. Rowe Price Small Cap Value	342	457	252
Aggressive Growth Stock	7,813	8,317	9,252
International Growth	322	309	80
Franklin Templeton International Equity	9,055	9,122	5,760
AllianceBernstein Mid Cap Value ##	192	137	207
Index 400 Stock	7,536	7,872	4,532
Janus Capital Appreciation ##	428	134	219
Growth Stock	4,029	3,954	3,816
Large Cap Core Stock	4,706	2,904	3,455
Capital Guardian Domestic Equity	319	441	466
T. Rowe Price Equity Income ##	78	175	133
Index 500 Stock	11,818	11,524	11,518
Asset Allocation	271	381	94
Balanced	10,203	10,568	10,374
High Yield Bond	1,475	1,509	1,929

NML Variable Annuity Account C

Notes to Financial Statements (continued)

PURCHASES (CONTINUED)	2005	2004	2003
Select Bond	3,143	3,196	4,306
Money Market	3,004	2,453	6,895
Fidelity VIP Mid Cap ##	343	77	329
Russell Multi-Style Equity	319	612	247
Russell Aggressive Equity	170	197	163
Russell Non-U.S	146	394	419
Russell Core Bond	305	549	218
Russell Real Estate Securities	25,632	13,103	5,091

SALES
Small Cap Growth Stock	$3,888	$4,409	$4,161
T. Rowe Price Small Cap Value	390	211	64
Aggressive Growth Stock	15,141	14,411	18,065
International Growth	73	50	10
Franklin Templeton International Equity	6,224	5,800	5,524
AllianceBernstein Mid Cap Value ##	26	7	1
Index 400 Stock	4,178	3,982	3,434
Janus Capital Appreciation ##	13	4	—
Growth Stock	4,509	5,164	4,450
Large Cap Core Stock	3,252	2,870	3,694
Capital Guardian Domestic Equity	626	190	51
T. Rowe Price Equity Income ##	178	53	—
Index 500 Stock	15,423	13,264	18,696
Asset Allocation	171	82	533
Balanced	15,031	12,636	24,771
High Yield Bond	1,071	1,345	905
Select Bond	3,143	4,631	5,266
Money Market	4,053	4,527	11,697
Fidelity VIP Mid Cap ##	43	123	1
Russell Multi-Style Equity	182	35	123
Russell Aggressive Equity	279	217	52
Russell Non-U.S	206	303	35
Russell Core Bond	70	47	127
Russell Real Estate Securities	19,172	4,108	2,570

^	Prior to January 31, 2003 this Division was named the J.P. Morgan Select Growth and Income Stock Division.
##	Initial Investment in this Division was made on May 1, 2003.

4. Expenses and Related Party Transactions

A deduction for mortality and expense risks is determined daily and paid to Northwestern Mutual as compensation for assuming the risk that annuity payments will continue for longer periods than anticipated because the annuitants as a group live longer than expected, and the risk that the charges made by Northwestern Mutual may be insufficient to cover the actual costs incurred in connection with the contracts.

For contracts issued prior to December 17, 1981 or between April 30, 1984 and December 31, 1991, there is no deduction for mortality and expense risks.

For contracts issued after December 16, 1981, and prior to May 1, 1984, the deduction is determined daily at an annual rate of 0.5% of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rate may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed a 0.75% annual rate.

NML Variable Annuity Account C

Notes to Financial Statements (continued)

Generally, for contracts issued after December 31, 1991, for the Front Load version and the Simplified Load version, the deduction for mortality and expense risks is determined daily at annual rates of 0.65% and 1.25%, respectively, of the net assets of each Division attributable to these contracts and is paid to Northwestern Mutual. For these contracts, the rates may be increased or decreased by the Board of Trustees of Northwestern Mutual not to exceed 1% and 1.5% annual rates, respectively.

5. Financial Highlights

(For a unit outstanding during the period)

Division	As of the respective period end date:					For the respective period ended:
	Units Outstanding (000’s)	Unit Value, Lowest to Highest			Net Assets (000’s)	Dividend Income as a % of Average Net Assets	Expense Ratio, Lowest to Highest			Total Return Lowest to Highest (3)
Small Cap Growth Stock
Year Ended 12/31/05	1,753	$2.521099	to	$27.401692	$35,722	0.00%	0.00%	to	1.25%	9.81%	to	11.18%
Year Ended 12/31/04	1,852	$2.295965	to	$24.646196	$30,537	0.00%	0.00%	to	1.25%	17.32%	to	18.80%
Year Ended 12/31/03	2,107	$1.956937	to	$20.745671	$24,419	0.00%	0.00%	to	1.25%	31.41%	to	33.06%
Year Ended 12/31/02	1,942	$1.489185	to	$15.591407	$16,886	0.16%	0.00%	to	1.25%	(19.44)%	to	(18.42)%
Year Ended 12/31/01	2,309	$1.848493	to	$19.112629	$21,098	0.01%	0.00%	to	1.25%	(4.97)%	to	(3.76)%

T. Rowe Price Small Cap Value (1)
Year Ended 12/31/05	596	$1.641244	to	$17.342719	$1,275	0.33%	0.00%	to	1.25%	5.89%	to	7.21%
Year Ended 12/31/04	681	$1.549988	to	$16.175980	$1,267	0.21%	0.00%	to	1.25%	23.02%	to	24.57%
Year Ended 12/31/03	589	$1.259912	to	$12.985287	$826	0.00%	0.00%	to	1.25%	33.48%	to	35.15%
Year Ended 12/31/02	432	$0.943905	to	$9.607906	$454	0.49%	0.00%	to	1.25%	(6.75)%	to	(5.58)%
Year Ended 12/31/01	149	$1.012260	to	$10.175772	$165	0.38%	0.00%	to	1.25%	1.23%	to	1.76%

Aggressive Growth Stock
Year Ended 12/31/05	2,807	$3.499067	to	$58.106257	$80,757	0.05%	0.00%	to	1.25%	4.82%	to	6.14%
Year Ended 12/31/04	3,253	$3.318231	to	$54.747494	$83,559	0.00%	0.00%	to	1.25%	12.80%	to	14.22%
Year Ended 12/31/03	3,970	$2.924175	to	$47.932675	$79,022	0.00%	0.00%	to	1.25%	23.15%	to	24.69%
Year Ended 12/31/02	5,407	$2.360410	to	$38.441232	$71,654	0.10%	0.00%	to	1.25%	(22.13)%	to	(21.15)%
Year Ended 12/31/01	8,261	$3.013165	to	$48.753408	$112,232	0.11%	0.00%	to	1.25%	(20.88)%	to	(19.87)%

International Growth Stock (1)
Year Ended 12/31/05	447	$1.498861	to	$15.838526	$766	1.19%	0.00%	to	1.25%	16.54%	to	18.00%
Year Ended 12/31/04	271	$1.286123	to	$13.422496	$455	1.15%	0.00%	to	1.25%	20.08%	to	21.59%
Year Ended 12/31/03	120	$1.071062	to	$11.039080	$146	1.79%	0.00%	to	1.25%	37.27%	to	38.99%
Year Ended 12/31/02	59	$0.780276	to	$7.942434	$59	0.27%	0.00%	to	1.25%	(13.42)%	to	(12.34)%
Year Ended 12/31/01	26	$0.901258	to	$9.060000	$38	0.00%	0.00%	to	1.25%	(9.87)%	to	(9.40)%

Franklin Templeton International Equity
Year Ended 12/31/05	21,051	$2.808145	to	$3.289423	$68,649	1.76%	0.00%	to	1.25%	10.14%	to	11.52%
Year Ended 12/31/04	20,493	$2.549602	to	$2.949634	$59,841	1.70%	0.00%	to	1.25%	17.85%	to	19.33%
Year Ended 12/31/03	19,611	$2.163493	to	$2.471833	$47,882	1.64%	0.00%	to	1.25%	38.72%	to	40.46%
Year Ended 12/31/02	20,167	$1.559571	to	$1.759773	$35,008	2.11%	0.00%	to	1.25%	(18.43)%	to	(17.40)%
Year Ended 12/31/01	23,382	$1.911919	to	$2.130553	$48,902	1.81%	0.00%	to	1.25%	(15.07)%	to	(14.00)%

AllianceBernstein Mid Cap Value (2)
Year Ended 12/31/05	332	$1.611849	to	$16.663892	$551	0.60%	0.00%	to	1.25%	4.15%	to	5.46%
Year Ended 12/31/04	244	$1.547558	to	$15.801473	$386	1.03%	0.00%	to	1.25%	17.19%	to	18.67%
Year Ended 12/31/03	172	$1.320512	to	$13.315544	$229	1.22%	0.00%	to	1.25%	32.05%	to	33.16%
Year Ended 12/31/02	n/a	n/a			n/a	n/a	n/a			n/a
Year Ended 12/31/01	n/a	n/a			n/a	n/a	n/a			n/a

Index 400 Stock
Year Ended 12/31/05	2,432	$1.822214	to	$19.805364	$32,952	0.77%	0.00%	to	1.25%	10.98%	to	12.37%
Year Ended 12/31/04	2,585	$1.641894	to	$17.624859	$27,717	0.66%	0.00%	to	1.25%	14.82%	to	16.26%
Year Ended 12/31/03	2,444	$1.429987	to	$15.159273	$20,398	0.71%	0.00%	to	1.25%	33.34%	to	35.01%
Year Ended 12/31/02	2,495	$1.072428	to	$11.227976	$14,521	0.84%	0.00%	to	1.25%	(15.60)%	to	(14.54)%
Year Ended 12/31/01	2,621	$1.270690	to	$13.138452	$16,849	0.01%	0.00%	to	1.25%	(1.90)%	to	(0.65)%

Janus Capital Appreciation (2)
Year Ended 12/31/05	554	$1.623859	to	$16.788069	$906	0.19%	0.00%	to	1.25%	15.55%	to	17.00%
Year Ended 12/31/04	297	$1.405312	to	$14.349081	$422	0.14%	0.00%	to	1.25%	18.19%	to	19.67%
Year Ended 12/31/03	196	$1.189063	to	$11.990097	$234	0.13%	0.00%	to	1.25%	18.91%	to	19.90%
Year Ended 12/31/02	n/a	n/a			n/a	n/a	n/a			n/a
Year Ended 12/31/01	n/a	n/a			n/a	n/a	n/a			n/a

(1)	Division commenced operations on July 31, 2001.
(2)	Division commenced operations on May 1, 2003.
(3)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

NML Variable Annuity Account C

Notes to Financial Statements (continued)

	As of the respective period end date:					For the respective period ended:
Division	Units Outstanding (000’s)	Unit Value, Lowest to Highest			Net Assets (000’s)	Dividend Income as a % of Average Net Assets	Expense Ratio, Lowest to Highest			Total Return Lowest to Highest (3)
Growth Stock
Year Ended 12/31/05	2,143	$2.529872	to	$29.265983	$26,754	1.04%	0.00%	to	1.25%	6.38%	to	7.71%
Year Ended 12/31/04	2,321	$2.378175	to	$27.170823	$25,558	0.70%	0.00%	to	1.25%	5.34%	to	6.67%
Year Ended 12/31/03	2,901	$2.257547	to	$25.471804	$25,382	0.80%	0.00%	to	1.25%	17.47%	to	18.94%
Year Ended 12/31/02	3,217	$1.921805	to	$21.414901	$22,261	1.20%	0.00%	to	1.25%	(21.81)%	to	(20.83)%
Year Ended 12/31/01	4,357	$2.458020	to	$27.049526	$33,016	0.79%	0.00%	to	1.25%	(15.29)%	to	(14.22)%

Large Cap Core Stock
Year Ended 12/31/05	1,943	$2.102957	to	$24.327323	$20,788	1.27%	0.00%	to	1.25%	7.12%	to	8.46%
Year Ended 12/31/04	1,937	$1.963264	to	$22.430441	$17,960	0.95%	0.00%	to	1.25%	6.82%	to	8.16%
Year Ended 12/31/03	2,546	$1.837972	to	$20.737771	$16,759	0.92%	0.00%	to	1.25%	22.51%	to	24.05%
Year Ended 12/31/02	3,596	$1.500218	to	$16.717038	$13,871	0.97%	0.00%	to	1.25%	(29.09)%	to	(28.20)%
Year Ended 12/31/01	5,367	$2.115675	to	$23.281928	$25,473	0.79%	0.00%	to	1.25%	(8.92)%	to	(7.77)%

Capital Guardian Domestic Equity (1)
Year Ended 12/31/05	1,012	$1.237056	to	$13.072390	$1,363	1.34%	0.00%	to	1.25%	6.71%	to	8.04%
Year Ended 12/31/04	1,357	$1.159280	to	$12.099054	$1,676	1.48%	0.00%	to	1.25%	15.40%	to	16.85%
Year Ended 12/31/03	1,111	$1.004585	to	$10.354264	$1,235	1.96%	0.00%	to	1.25%	32.74%	to	34.41%
Year Ended 12/31/02	693	$0.756787	to	$7.703469	$584	2.12%	0.00%	to	1.25%	(22.22)%	to	(21.24)%
Year Ended 12/31/01	188	$0.973004	to	$9.781208	$211	0.71%	0.00%	to	1.25%	(2.70)%	to	(2.19)%

T. Rowe Price Equity Income (2)
Year Ended 12/31/05	106	$1.434821	to	$14.833915	$186	1.44%	0.00%	to	1.25%	2.90%	to	4.19%
Year Ended 12/31/04	187	$1.394433	to	$14.237970	$291	1.39%	0.00%	to	1.25%	13.73%	to	15.16%
Year Ended 12/31/03	117	$1.226098	to	$12.363579	$144	3.03%	0.00%	to	1.25%	22.61%	to	23.64%
Year Ended 12/31/02	n/a	n/a			n/a	n/a	n/a			n/a
Year Ended 12/31/01	n/a	n/a			n/a	n/a	n/a			n/a

Index 500 Stock
Year Ended 12/31/05	3,964	$3.533871	to	$52.479807	$92,073	1.75%	0.00%	to	1.25%	3.43%	to	4.72%
Year Ended 12/31/04	4,723	$3.396371	to	$50.112283	$94,705	1.32%	0.00%	to	1.25%	9.32%	to	10.70%
Year Ended 12/31/03	5,326	$3.088134	to	$45.268617	$89,323	1.46%	0.00%	to	1.25%	26.84%	to	28.43%
Year Ended 12/31/02	7,097	$2.420098	to	$35.246385	$77,838	1.44%	0.00%	to	1.25%	(23.04)%	to	(22.07)%
Year Ended 12/31/01	10,764	$3.125796	to	$45.228886	$131,489	1.31%	0.00%	to	1.25%	(12.98)%	to	(11.88)%

Asset Allocation (1)
Year Ended 12/31/05	1,025	$1.180583	to	$12.475450	$1,871	1.41%	0.00%	to	1.25%	5.67%	to	6.99%
Year Ended 12/31/04	960	$1.117219	to	$11.659896	$1,704	0.00%	0.00%	to	1.25%	8.65%	to	10.02%
Year Ended 12/31/03	779	$1.028260	to	$10.598020	$1,259	1.72%	0.00%	to	1.25%	19.13%	to	20.63%
Year Ended 12/31/02	1,364	$0.863125	to	$8.785751	$1,490	2.61%	0.00%	to	1.25%	(11.37)%	to	(10.26)%
Year Ended 12/31/01	19	$0.973862	to	$9.789803	$46	0.72%	0.00%	to	1.25%	(2.61)%	to	(2.10)%

Balanced
Year Ended 12/31/05	3,803	$2.857685	to	$111.421574	$71,709	2.66%	0.00%	to	1.25%	2.31%	to	3.59%
Year Ended 12/31/04	3,857	$2.776467	to	$107.555819	$77,041	2.55%	0.00%	to	1.25%	6.55%	to	7.89%
Year Ended 12/31/03	4,451	$2.590151	to	$99.686821	$78,027	3.21%	0.00%	to	1.25%	16.53%	to	17.99%
Year Ended 12/31/02	6,024	$2.209502	to	$84.486469	$82,224	4.05%	0.00%	to	1.25%	(8.68)%	to	(7.54)%
Year Ended 12/31/01	8,748	$2.405185	to	$91.372736	$115,972	4.21%	0.00%	to	1.25%	(4.36)%	to	(3.15)%

High Yield Bond
Year Ended 12/31/05	820	$2.024344	to	$23.417544	$6,725	6.73%	0.00%	to	1.25%	0.14%	to	1.39%
Year Ended 12/31/04	943	$2.021608	to	$23.096633	$6,683	6.94%	0.00%	to	1.25%	11.36%	to	12.76%
Year Ended 12/31/03	1,036	$1.815388	to	$20.482734	$6,206	0.21%	0.00%	to	1.25%	27.46%	to	29.06%
Year Ended 12/31/02	931	$1.424293	to	$15.870922	$3,894	10.23%	0.00%	to	1.25%	(4.10)%	to	(2.89)%
Year Ended 12/31/01	1,293	$1.485164	to	$16.343831	$4,583	10.11%	0.00%	to	1.25%	3.72%	to	5.03%

Select Bond
Year Ended 12/31/05	914	$2.308631	to	$136.984725	$16,231	3.57%	0.00%	to	1.25%	0.95%	to	2.22%
Year Ended 12/31/04	1,058	$2.273220	to	$134.012491	$16,573	4.24%	0.00%	to	1.25%	3.44%	to	4.75%
Year Ended 12/31/03	1,226	$2.184385	to	$127.939507	$18,448	3.86%	0.00%	to	1.25%	4.18%	to	5.49%
Year Ended 12/31/02	1,398	$2.084184	to	$121.279762	$19,561	4.77%	0.00%	to	1.25%	10.70%	to	12.09%
Year Ended 12/31/01	1,547	$1.871532	to	$108.200259	$17,379	5.60%	0.00%	to	1.25%	8.99%	to	10.37%

(1)	Division commenced operations on July 31, 2001.
(2)	Division commenced operations on May 1, 2003.
(3)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

NML Variable Annuity Account C

Notes to Financial Statements (continued)

	As of the respective period end date:					For the respective period ended:
Division	Units Outstanding (000’s)	Unit Value, Lowest to Highest			Net Assets (000’s)	Dividend Income as a % of Average Net Assets	Expense Ratio, Lowest to Highest			Total Return Lowest to Highest (3)
Money Market
Year Ended 12/31/05	1,210	$1.560248	to	$36.095241	$3,047	2.96%	0.00%	to	1.25%	1.71%	to	2.98%
Year Ended 12/31/04	1,695	$1.524874	to	$35.049174	$4,096	1.42%	0.00%	to	1.25%	0.17%	to	1.43%
Year Ended 12/31/03	2,539	$1.513153	to	$34.553668	$6,171	1.29%	0.00%	to	1.25%	(0.02)%	to	1.23%
Year Ended 12/31/02	4,840	$1.504462	to	$34.132616	$10,973	1.66%	0.00%	to	1.25%	0.39%	to	1.65%
Year Ended 12/31/01	5,757	$1.489628	to	$33.577318	$15,185	7.64%	0.00%	to	1.25%	2.62%	to	3.92%

Fidelity VIP Mid Cap (2)
Year Ended 12/31/05	337	$2.001683	to	$20.694231	$796	0.00%	0.00%	to	1.25%	16.56%	to	18.02%
Year Ended 12/31/04	198	$1.717354	to	$17.535222	$408	0.00%	0.00%	to	1.25%	23.11%	to	24.66%
Year Ended 12/31/03	269	$1.395022	to	$14.066904	$377	0.00%	0.00%	to	1.25%	39.50%	to	40.67%
Year Ended 12/31/02	n/a	n/a			n/a	n/a	n/a			n/a
Year Ended 12/31/01	n/a	n/a			n/a	n/a	n/a			n/a

Russell Multi-Style Equity
Year Ended 12/31/05	2,076	$0.868789	to	$9.442962	$2,037	1.07%	0.00%	to	1.25%	5.94%	to	7.27%
Year Ended 12/31/04	1,936	$0.820050	to	$8.802993	$1,811	0.67%	0.00%	to	1.25%	8.44%	to	9.81%
Year Ended 12/31/03	1,185	$0.756197	to	$8.016570	$1,087	0.70%	0.00%	to	1.25%	27.26%	to	28.86%
Year Ended 12/31/02	1,177	$0.594202	to	$6.221208	$751	0.62%	0.00%	to	1.25%	(24.14)%	to	(23.19)%
Year Ended 12/31/01	1,556	$0.783335	to	$8.099453	$1,403	0.46%	0.00%	to	1.25%	(15.28)%	to	(14.21)%

Russell Aggressive Equity
Year Ended 12/31/05	590	$1.423377	to	$15.470599	$848	0.18%	0.00%	to	1.25%	5.04%	to	6.36%
Year Ended 12/31/04	714	$1.355022	to	$14.545498	$981	0.17%	0.00%	to	1.25%	13.30%	to	14.73%
Year Ended 12/31/03	749	$1.195908	to	$12.677885	$911	0.11%	0.00%	to	1.25%	43.79%	to	45.60%
Year Ended 12/31/02	622	$0.831686	to	$8.707578	$527	0.00%	0.00%	to	1.25%	(20.06)%	to	(19.06)%
Year Ended 12/31/01	671	$1.040412	to	$10.757522	$710	0.11%	0.00%	to	1.25%	(3.58)%	to	(2.36)%

Russell Non-U.S.
Year Ended 12/31/05	1,216	$1.218592	to	$13.244730	$1,538	1.58%	0.00%	to	1.25%	12.28%	to	13.69%
Year Ended 12/31/04	1,277	$1.085315	to	$11.650240	$1,428	2.09%	0.00%	to	1.25%	16.83%	to	18.30%
Year Ended 12/31/03	1,196	$0.928976	to	$9.848016	$1,149	3.46%	0.00%	to	1.25%	37.07%	to	38.79%
Year Ended 12/31/02	747	$0.677755	to	$7.095865	$527	1.62%	0.00%	to	1.25%	(16.20)%	to	(15.15)%
Year Ended 12/31/01	800	$0.808779	to	$8.362558	$672	0.59%	0.00%	to	1.25%	(23.00)%	to	(22.03)%

Russell Core Bond
Year Ended 12/31/05	1,169	$1.329349	to	$14.448349	$1,592	3.61%	0.00%	to	1.25%	0.75%	to	2.01%
Year Ended 12/31/04	1,034	$1.319453	to	$14.163304	$1,395	2.45%	0.00%	to	1.25%	3.36%	to	4.66%
Year Ended 12/31/03	680	$1.276523	to	$13.532112	$895	3.52%	0.00%	to	1.25%	4.83%	to	6.15%
Year Ended 12/31/02	653	$1.217720	to	$12.748590	$803	2.91%	0.00%	to	1.25%	7.49%	to	8.84%
Year Ended 12/31/01	695	$1.132872	to	$11.713217	$793	6.24%	0.00%	to	1.25%	6.07%	to	7.41%

Russell Real Estate Securities
Year Ended 12/31/05	2,089	$2.540501	to	$27.611672	$35,658	2.13%	0.00%	to	1.25%	11.56%	to	12.96%
Year Ended 12/31/04	2,048	$2.277262	to	$24.444468	$28,667	2.32%	0.00%	to	1.25%	33.20%	to	34.87%
Year Ended 12/31/03	1,633	$1.709672	to	$18.123797	$15,033	5.38%	0.00%	to	1.25%	35.51%	to	37.21%
Year Ended 12/31/02	1,498	$1.261665	to	$13.208871	$9,566	5.22%	0.00%	to	1.25%	2.51%	to	3.80%
Year Ended 12/31/01	1,064	$1.230726	to	$12.725061	$6,600	5.28%	0.00%	to	1.25%	6.49%	to	7.84%

(1)	Division commenced operations on July 31, 2001.
(2)	Division commenced operations on May 1, 2003.
(3)	Total Return includes deductions for management and other expenses; excludes deductions for sales loads and other charges. Returns are not annualized for periods less than one year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Northwestern Mutual Life Insurance Company and

Contract Owners of NML Variable Annuity Account C

In our opinion, the accompanying statements of assets and liabilities, the related statements of operations, and of changes in net assets and the financial highlights present fairly, in all material respects, the financial position of the NML Variable Annuity Account C and its Small Cap Growth Stock Division, T. Rowe Price Small Cap Value Division, Aggressive Growth Stock Division, International Growth Division, Franklin Templeton International Equity Division, AllianceBernstein Mid Cap Value Division, Index 400 Stock Division, Janus Capital Appreciation Division, Growth Stock Division, Large Cap Core Stock Division, Capital Guardian Domestic Equity Division, T. Rowe Price Equity Income Division, Index 500 Stock Division, Asset Allocation Division, Balanced Division, High Yield Bond Division, Select Bond Division, Money Market Division, Fidelity VIP Mid Cap Division, Russell Multi-Style Equity Division, Russell Aggressive Equity Division, Russell Non-U.S. Division, Russell Core Bond Division, and Russell Real Estate Securities Division at December 31, 2005 and 2004, and the results of each of their operations, the changes in each of their net assets and their financial highlights for the periods presented, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of The Northwestern Mutual Life Insurance Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included direct confirmation of securities owned at December 31, 2005 with Northwestern Mutual Series Fund, Inc., Fidelity Variable Insurance Products Fund III and the Russell Investment Funds, provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
February 7, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The registrant’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as such term is defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the registrant’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, those disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither Account A nor Account C have any directors or executive officers. The following information, as of March 1, 2006, is provided with respect to each director, including persons nominated or chosen to become directors, of Northwestern Mutual. Northwestern Mutual uses the title of Trustee to denote the directors.

TRUSTEE	AGE	YEAR ELECTED/ APPT’D	EXPIRATION OF TERM OF OFFICE	OTHER POSITIONS PRESENTLY HELD WITH REGISTRANT
Edward E. Barr	69	1991	May 2007	Member, Human Resources, Nominating and Corporate Governance Committee

John M. Bremer	58	2001	May 2006(1)	Chief Operating Officer (Chief Compliance Officer); Member, Executive Committee

Peter W. Bruce	60	2001	May 2008	Chief Insurance Officer; Member, Executive Committee

Robert C. Buchanan	65	1991	May 2007	Member, Audit, Executive and Finance Committees

George A. Dickerman	67	1994	May 2008	Member, Agency and Marketing Committee

David J. Drury	57	2005	May 2006(1)	Member, Audit, Executive and Finance Committees

Connie K. Duckworth	51	2004	May 2009	Member, Executive, Finance, and Human Resources, Nominating and Corporate Governance Committees

James D. Ericson	70	1989	May 2006(2)	Member, Agency and Marketing, Executive and Finance Committees

David A. Erne	62	2002	May 2009	Member, Executive, Finance and Operations and Technology Committees

J. E. Gallegos	70	1985	May 2006(2)	Member, Audit Committee

James P. Hackett	50	2000	May 2006(1)	Chair, Audit Committee

Hans Helmerich	47	2006	May 2006(1)	Member, Audit Committee

Stephen F. Keller	67	1984	May 2007	Member, Operations and Technology Committee

Barbara A. King	59	1996	May 2006(1)	Chair, Agency and Marketing Committee

Margery Kraus	59	2004	May 2009	Member, Agency and Marketing Committee

J. Thomas Lewis	69	1978	May 2006(1)	Member, Agency and Marketing Committee

Daniel F. McKeithan, Jr.	70	1988	May 2006(2)	Member, Executive, Finance, and Human Resources, Nominating and Corporate Governance Committees

Ulice Payne, Jr.	50	2005	May 2006(1)	Member, Executive, Finance, and Human Resources, Nominating and Corporate Governance Committees

H. Mason Sizemore, Jr.	64	1993	May 2007	Member, Operations and Technology Committee

Peter M. Sommerhauser	63	1999	May 2006(1)	Chair, Human Resources, Nominating and Corporate Governance Committee; Member, Executive and Finance Committees

John E. Steuri	66	1994	May 2007	Chair, Operations and Technology Committee

John J. Stollenwerk	66	1993	May 2009	Member, Agency and Marketing, Executive and Finance Committees

Barry L. Williams	61	1987	May 2009	Member, Operations and Technology Committee

Kathryn D. Wriston	67	1986	May 2009	Member, Audit Committee

Edward J. Zore	60	2000	May 2009	President and CEO; Chair, Executive and Finance Committees; Member, Agency and Marketing and Operations and Technology Committees

(1)	Candidates proposed for re-election by the Board of Trustees for the election to be held at the May 2006 Annual meeting of Policyowners. If re-elected, the terms for Mr. Bremer, Mr. Hackett, Ms. King, Mr. Lewis, Mr. Payne and Mr. Sommerhauser will expire in May 2010. If re-elected, the terms for Messrs. Drury and Helmerich will expire in May 2008.
(2)	Messrs. Ericson, Gallegos and McKeithan are retiring from the Board of Trustees effective May 24, 2006.

The business experience and public company directorships of Northwestern Mutual’s Trustees as of March 1, 2006 are as follows:

TRUSTEE	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS	DIRECTORSHIPS
Edward E. Barr	Retired Chairman, Sun Chemical Group, B.V. (graphic arts), Fort Lee, New Jersey, since 2003. Prior thereto, Chairman from 1998-2002; Chairman and CEO, 1997-1998; President and Chief Executive Officer, 1987-1997.	Sequa Corporation Smith Investments United Water Resources

John M. Bremer	Chief Operating Officer (Chief Compliance Officer) of Northwestern Mutual since 2002. Prior thereto, Senior Executive Vice President and Chief Operating Officer (Chief Compliance Officer) from 2001-2002; Senior Executive Vice President and Secretary from 2000-2001; Executive Vice President, General Counsel and Secretary from 1998-2000; Senior Vice President, General Counsel and Secretary from 1995-1998.

Peter W. Bruce	Chief Insurance Officer of Northwestern Mutual since 2002. Prior thereto, Senior Executive Vice President (Insurance) from 2000-2002; Executive Vice President (Accumulation Products and Long Term Care) from 1998-2000; Executive Vice President (Operations and Administration) from 1995-1998.

Robert C. Buchanan	Non-Executive Chairman, Fox Valley Corporation (manufacturer of gift wrap and writing paper), Appleton, Wisconsin, since 2005. Prior thereto, President and Chief Executive Officer since 1980.	Brady Corporation

George A. Dickerman	Retired Chairman and CEO, Spalding Sports Worldwide (manufacturer of sporting equipment), Chicopee, Massachusetts, since 1999. Prior thereto, Chairman, 1997-1998; President, 1981-1997.

David J. Drury	President and owner of Poblocki Sign Company LLC (designer and manufacturer of custom interior and exterior signage), West Allis, Wisconsin, since 1999.	Journal Communications, Inc. Plexus Corp.

Connie K. Duckworth	President and Chairman, ARZU (non-profit organization), Lake Forest, Illinois, since 2003. Prior thereto, Partner and Managing Director (retired) of Goldman, Sachs & Co. (global investment banking, securities and investment management firm), 1981-2001.	DNP Select Income Fund Inc. Smurfit-Stone Container Corporation Nuveen Investments, Inc.

James D. Ericson	Retired Chairman of Northwestern Mutual since 2001; Chairman, 2001; Chairman and Chief Executive Officer from 2000 to 2001. Prior thereto, President and Chief Executive Officer from 1993-2000.	Kohl’s Corporation The Marcus Corporation

David A. Erne	Attorney, Reinhart Boerner Van Deuren s.c. (law firm), Milwaukee, Wisconsin, since 1968.	Artisan Funds, Inc.

J. E. Gallegos	Attorney, Gallegos Law Firm, Santa Fe, New Mexico, since 1988.

James P. Hackett	President and Chief Executive Officer, Steelcase Inc. (office furniture manufacturer), Grand Rapids, Michigan, since 1994.	Fifth Third Bancorp. Steelcase Inc.

TRUSTEE	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS	DIRECTORSHIPS
Hans Helmerich	President and Chief Executive Officer, Helmerich & Payne, Inc. (contract oil drilling), Tulsa, Oklahoma, since 1989.	Helmerich & Payne, Inc. Cimarex Energy Co. Atwood Oceanics, Inc.

Stephen F. Keller	Attorney, Los Angeles, California, since 1962. Chairman, The Santa Anita Companies, Arcadia, California, 1993-1996.

Barbara A. King	President, Landscape Structures, Inc. (manufacturer of playground equipment), Delano, Minnesota, since 1973.

Margery Kraus	President and CEO, APCO Worldwide (global communication consultancy), Washington, D.C., since 1984.

J. Thomas Lewis	Attorney, New Orleans, Louisiana, since 1998. Prior thereto, associated with Monroe & Lemann (law firm), New Orleans, Louisiana, 1965-1998.

Daniel F. McKeithan, Jr.	President, Tamarack Petroleum Co., Inc. (operator of oil and gas wells), Milwaukee, Wisconsin, since 1982.	The Marcus Corporation

Ulice Payne, Jr.	President & CEO, Addison-Clifton, LLC (global trade compliance advisors), Brookfield, Wisconsin, since 2004. President and Chief Executive Officer of the Milwaukee Brewers Baseball Club from 2002-2003. Prior thereto, Managing Partner of the Milwaukee, Wisconsin office of Foley & Lardner (law firm).	Wisconsin Energy Corporation Badger Meter, Inc. Midwest Air Group, Inc.

H. Mason Sizemore, Jr.	Retired President and Chief Operating Officer, The Seattle Times, Seattle, Washington, since 2001. Prior thereto, President and Chief Operating Officer since 1985.

Peter M. Sommerhauser	Attorney, Godfrey & Kahn, SC (law firm), Milwaukee, Wisconsin, since 1969.	Kohl’s Corporation

John E. Steuri	Retired Chairman and Chief Executive Officer, Advanced Thermal Technologies, Inc. (heating, air conditioning, humidity control), Little Rock, Arkansas, since 2001; Chairman, 1997-2001. Prior thereto, Retired Chairman and Chief Executive Officer, ALLTEL Information Services, Inc., Little Rock, Arkansas.

John J. Stollenwerk	President and Chief Executive Officer, Allen-Edmonds Shoe Corporation, Port Washington, Wisconsin, since 1998. Prior thereto, President and Owner, 1980-1998.	Badger Meter, Inc. Koss Corporation

Barry L. Williams	President and Chief Executive Officer, Williams Pacific Ventures, Inc. (venture capital), San Francisco, California, since 1993.	CH2M Hill, Inc. R. H. Donnelley Corporation Pacific Gas & Electric Company PG&E Corporation Simpson Manufacturing Co., Inc.

Kathryn D. Wriston	Trustee of the John A. Hartford Foundation (health care philanthropy), New York, New York, since 1991 and the Practicing Law Institute (continuing legal education provider), New York, New York, since 1975; Director of The Stanley Works (producer of tools and security products), New Britain, Connecticut, since 1996.	The Stanley Works

TRUSTEE	PRINCIPAL OCCUPATION DURING PAST FIVE YEARS	DIRECTORSHIPS

Edward J. Zore	President and Chief Executive Officer of Northwestern Mutual since 2001. Prior thereto, President, 2000-2001; Executive Vice President (Life and Disability Income Insurance), 1998-2000; Executive Vice President (Finance and Investments), 1995-1998.	Manpower, Inc. Mason Street Funds, Inc. Northwestern Mutual Series Fund, Inc.

Neither Account A nor Account C have Boards of Directors or Audit Committees. Northwestern Mutual’s Board of Trustees has determined that its Audit Committee has at least one “Audit Committee Financial Expert” serving on the Audit Committee. In 2005 Northwestern Mutual’s Board determined Mr. David J. Drury to be the Audit Committee Financial Expert and concurrently determined that he was independent (applying the NASD definition of independent director then in effect).

The following information as of March 1, 2006, is provided with respect to each Executive Officer of Northwestern Mutual. The term of office for all Executive Officers is one year expiring May 31, 2006.

NAME	AGE	CURRENT POSITION AND YEAR ASSUMED
Edward J. Zore	60	President and Chief Executive Officer (2001)
John M. Bremer	58	Chief Operating Officer (Chief Compliance Officer) (2001)
Peter W. Bruce	60	Chief Insurance Officer (2002)
Deborah A. Beck	58	Executive Vice President (Planning and Technology) (2000)
William H. Beckley	58	Executive Vice President (Agencies) (2000)
Mason G. Ross	62	Executive Vice President and Chief Investment Officer (2001)
Mark G. Doll	56	Senior Vice President (Public Markets) (1996)
Christine H. Fiasca	51	Senior Vice President (Agency Services) (2006)
Richard L. Hall	60	Senior Vice President (Life Product) (2004)
William C. Koenig	58	Senior Vice President and Chief Actuary (1995)
Jean M. Maier	51	Senior Vice President (Insurance Operations) (2006)
Meridee J. Maynard	50	Senior Vice President (2006)
Gregory C. Oberland	48	Senior Vice President and Chief Information Officer (2006)
Gary A. Poliner	52	Senior Vice President and Chief Financial Officer (2001)
Marcia Rimai	50	Senior Vice President (Business Integration Services) (2006)
Charles D. Robinson	61	Senior Vice President (Investment Products and Services) (2001)
John E. Schlifske	46	Senior Vice President (Investment Products and Services and Affiliates) (2004)
Leonard F. Stecklein	59	Senior Vice President (Investment Products and Services) (2004)
Robert J. Berdan	59	Vice President, General Counsel and Secretary (2001)
Michael G. Carter	44	Vice President (Field Compensation and Planning) (2006)
Steven T. Catlett	56	Vice President (Investment Products) (2004)
Eric P. Christophersen	44	Vice President (Compliance/Best Practices) (2006)
David D. Clark	54	Vice President (Real Estate) (2004)
Gloster B. Current	60	Vice President (Policyowner Services) (2006)
Thomas E. Dyer	60	Vice President (Corporate Services) (1998)
John M. Grogan	42	Vice President (Disability Income) (2006)
John C. Kelly	46	Vice President and Controller (2004)
John L. Kordsmeier	51	Vice President (New Business) (2004)
Susan A. Lueger	52	Vice President (Human Resources) (1994)
Jeffrey J. Lueken	45	Vice President (Securities) (2004)
Raymond J. Manista	40	Vice President (Corporate Planning) (2006)
David W. Simbro	44	Vice President (Long Term Care) (2005)
Brenda F. Skelton	50	Vice President (Communications) (2003)
Calvin R. Schmidt	43	Vice President (Investment Products Operations) (2006)
J. Edward Tippetts	61	Vice President (Wealth Management) (2006)
Donald G. Tyler	53	Vice President (Investment Products and Services Sales and Products) (2006)
Martha M. Valerio	59	Vice President (Technology Research and Web Resources) (2001)
Michael L. Youngman	54	Vice President (Government Relations) (2001)

All of the Executive Officers, except Charles D. Robinson, Gloster B. Current, Brenda F. Skelton and Donald G. Tyler, have been employed by Northwestern Mutual in an executive or management position for more than five years. Mr. Robinson joined Northwestern Mutual in 2001. Prior thereto he was with AIG, Global Retirement Services Division as Chief Marketing Officer and Senior Vice President from 1999 to 2000. From 1980 to 1999, Mr. Robinson served in various positions of increasing responsibility with VALIC/American General Group, most recently as Senior Vice President, Institutional Marketing. Prior to joining Northwestern Mutual in 2003, Mr. Current was Vice President and Chief Marketing Officer for Lincoln Financial Group from 1995 to 2003. Prior to Lincoln Financial, Mr. Current served as Vice President at Citibank, North America in a variety of operations and marketing management assignments, and in key leadership roles at Kentucky Fried Chicken Co., Canadian Canners Ltd., Del Monte Corp., R.J. Reynolds Foods, Inc., Procter and Gamble Co. and AT&T Long Lines. Ms. Skelton joined Northwestern Mutual in 2002. Prior to Northwestern Mutual, Ms. Skelton worked for the Milwaukee Wave professional soccer team from 2001 to 2002 as the general manager of business operations. Ms. Skelton also headed up the marketing function for Midwest Airlines from 1987 to 2000. During her tenure at Midwest Airlines, Ms. Skelton held the positions of Senior Vice President of Marketing, Vice President of Marketing and Director of Marketing Programs. She also served on the Midwest Air Group, Inc. Board of Directors from 1995 until her departure in

2000. Prior to Midwest Air Group, Ms. Skelton held a variety of other marketing and product management positions of progressive responsibility. Mr. Tyler joined Northwestern Mutual in 2003. Prior thereto he was the President of Precision Marketing Partners and The Academy of Financial Services Studies, two consulting firms dedicated to assisting mutual fund companies in distribution, marketing and training capabilities, since 1999. Mr. Tyler has also held positions at Strong Capital Management and Thrivent Financial.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not applicable. As segregated asset accounts, Account A and Account C have no shareholders. As a mutual life insurance company, Northwestern Mutual has no shareholders. Each member of Northwestern Mutual is entitled to one vote, regardless of the amount of coverage or number of Contracts or insurance policies held. Neither Accounts A or C, nor Northwestern Mutual, maintain equity compensation plans under which equity securities are authorized for issuance.

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

Various Trustees and Executive Officers of Northwestern Mutual (and their family members and associates) may have securities accounts with NMIS and may have effected transactions through such accounts during 2005 and through the date hereof, including transactions in mutual funds sponsored by Northwestern Mutual and Russell.

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

Mr. David A. Erne, a Northwestern Mutual Trustee since July 2002, is a shareholder of Reinhart Boerner Van Deuren s.c. Reinhart Boerner Van Deuren s.c. provided legal services to Northwestern Mutual and/or certain related entities during 2005. The aggregate amount of such legal services billed to Northwestern Mutual or related entities is less than 1% of the law firm’s gross revenues for its last fiscal year.

Mr. Peter M. Sommerhauser, a Northwestern Mutual Trustee since May 1999, is a shareholder of Godfrey & Kahn, S.C. Godfrey & Kahn, S.C. provided legal services to Northwestern Mutual and/or certain related entities during 2005. The aggregate amount of such legal services billed to Northwestern Mutual or related entities is less than 1% of the law firm’s gross revenues for its last fiscal year.

Mr. Hans Helmerich, a Northwestern Mutual Trustee since January 2006, is President and CEO of Helmerich & Payne, Inc. In 2002, Northwestern Mutual lent as part of its normal portfolio investment activities to Helmerich & Payne International Drilling Co., a subsidiary of Helmerich & Payne, Inc., a total of $30,000,000 and received privately placed 6.46% Senior Notes, Series C due August 15, 2012. The principal amount of such indebtedness remained at $30,000,000 at February 28, 2006.

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

	2005	2004
Account A	$32,400	$31,600
Account C	$32,400	$31,600

AUDIT-RELATED FEES

In fiscal year 2005, audit-related fees totaling $142,107 were billed by the principal accountant for internal control services related to Sarbanes-Oxley. In fiscal year 2004, audit-related fees totaling $55,760 were billed by the principal accountant for internal control services related to Sarbanes-Oxley. These fees were paid by the sponsor and are not reported under the caption “Audit Fees” above.

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

In 2005, there were no fees paid to Account A’s and Account C’s independent accountant under a de minimis exception to the rules that waives the pre-approval requirements for certain non-audit services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Exhibits

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Policyowners of

  The Northwestern Mutual Life Insurance Company

We have audited the accompanying statutory consolidated statement of financial position of The Northwestern Mutual Life Insurance Company and its subsidiary (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statutory statements of operations, of changes in surplus and of cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, because of the effects of the matter discussed in the preceding paragraph, the consolidated financial statements referred to above do not present fairly in conformity with accounting principles generally accepted in the United States of America, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2005 and 2004, or the results of their operations or their cash flows for each of the three years in the period ended December 31, 2005. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Northwestern Mutual Life Insurance Company and its subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, on the basis of accounting described in Note 1.

/s/ PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
January 24, 2006

The Northwestern Mutual Life Insurance Company

Consolidated Statement of Financial Position

(in millions)

	December 31,
	2005	2004
Assets:
Bonds	$65,899	$60,930
Common and preferred stocks	8,120	7,414
Mortgage loans	18,118	17,240
Real estate	1,620	1,619
Policy loans	10,265	9,750
Other investments	6,935	5,774
Cash and temporary investments	2,124	2,949

Total investments	113,081	105,676

Due and accrued investment income	1,183	1,133
Net deferred tax assets	1,057	936
Deferred premium and other assets	1,983	1,894
Separate account assets	15,753	14,318

Total assets	$133,057	$123,957

Liabilities and Surplus:
Reserves for policy benefits	$94,144	$87,588
Policyowner dividends payable	4,270	3,910
Interest maintenance reserve	839	943
Asset valuation reserve	2,529	2,556
Income taxes payable	593	665
Other liabilities	4,548	5,043
Separate account liabilities	15,753	14,318

Total liabilities	122,676	115,023

Surplus	10,381	8,934

Total liabilities and surplus	$133,057	$123,957

The accompanying notes are an integral part of these financial statements.

The Northwestern Mutual Life Insurance Company

Consolidated Statement of Operations

(in millions)

	For the year ended
	December 31,
	2005	2004	2003
Revenue:
Premiums	$11,363	$10,682	$10,307
Net investment income	6,543	6,117	5,737
Other income	494	511	501

Total revenue	18,400	17,310	16,545

Benefits and expenses:
Benefit payments to policyowners and beneficiaries	4,577	4,487	4,079
Net additions to policy benefit reserves	6,445	6,181	6,260
Net transfers to separate accounts	664	422	288

Total benefits	11,686	11,090	10,627

Commissions and operating expenses	1,774	1,741	1,690

Total benefits and expenses	13,460	12,831	12,317

Gain from operations before dividends and taxes	4,940	4,479	4,228

Policyowner dividends	4,269	3,880	3,765

Gain from operations before taxes	671	599	463
Income tax expense (benefit)	57	(124)	(90)

Net gain from operations	614	723	553
Net realized capital gains	310	94	139

Net income	$924	$817	$692

The accompanying notes are an integral part of these financial statements.

The Northwestern Mutual Life Insurance Company

Consolidated Statement of Changes in Surplus

(in millions)

	For the year ended December 31,
	2005	2004	2003
Beginning of year balance	$8,934	$7,547	$7,217
Net income	924	817	692
Change in net unrealized capital gains	343	645	1,171
Change in net deferred income tax	237	28	(137)
Change in nonadmitted assets and other	(84)	(115)	(96)
Change in asset valuation reserve	27	12	(1,300)

Net increase in surplus	1,447	1,387	330

End of year balance	$10,381	$8,934	$7,547

The accompanying notes are an integral part of these financial statements.

The Northwestern Mutual Life Insurance Company

Consolidated Statement of Cash Flows

(in millions)

	For the year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Premiums and other income received	$8,074	$7,584	$6,984
Investment income received	6,347	5,999	5,727
Disbursement of policy loans, net of repayments	(515)	(199)	(254)
Benefit payments to policyowners and beneficiaries	(4,794)	(4,650)	(4,312)
Net transfers to separate accounts	(657)	(418)	(284)
Commissions, expenses and taxes paid	(2,000)	(1,900)	(1,637)

Net cash provided by operating activities	6,455	6,416	6,224

Cash flows from investing activities:
Proceeds from investments sold or matured:
Bonds	72,406	47,537	75,838
Common and preferred stocks	3,969	3,300	2,392
Mortgage loans	2,585	1,867	1,843
Real estate	120	109	356
Other investments	1,389	1,258	1,047

	80,469	54,071	81,476

Cost of investments acquired:
Bonds	77,345	52,323	79,994
Common and preferred stocks	3,896	3,150	2,708
Mortgage loans	3,464	2,670	2,534
Real estate	261	259	191
Other investments	2,661	1,757	1,387

	87,627	60,159	86,814

Net cash applied to investing activities	(7,158)	(6,088)	(5,338)

Cash flows from financing and miscellaneous sources:
Net inflows on deposit-type contracts	52	32	142
Other cash applied	(174)	(5)	(248)

Net cash provided by (applied to) financing and other activities:	(122)	27	(106)

Net increase (decrease) in cash and temporary investments	(825)	355	780
Cash and temporary investments, beginning of year	2,949	2,594	1,814

Cash and temporary investments, end of year	$2,124	$2,949	$2,594

The accompanying notes are an integral part of these financial statements.

The Northwestern Mutual Life Insurance Company

Notes to Consolidated Financial Statements

December 31, 2005, 2004 and 2003

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

The consolidated financial statements were prepared in accordance with accounting practices prescribed or permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (“statutory basis of accounting”). See Notes 3 and 12. Financial statements prepared on the statutory basis of accounting differ from financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), primarily because on a GAAP basis: (1) certain policy acquisition costs are deferred and amortized, (2) investment valuations and policy benefit reserves are established using different methods and assumptions, (3) deposit-type contracts, for which premiums, benefits and reserve changes are not included in revenue or benefits as reported in the statement of operations, are defined differently, (4) majority-owned, non-insurance subsidiaries are consolidated, (5) changes in deferred taxes are reported as a component of net income and (6) no deferral of realized investment gains and losses is permitted. The effects on the financial statements of the Company attributable to the differences between the statutory basis of accounting and GAAP are material.

2.	New Accounting and Reporting Pronouncements

Following is a summary of new statutory basis accounting or disclosure requirements that were adopted by the Company for the first time during 2005.

Investments in Subsidiary, Controlled and Affiliated Entities

Statement of Statutory Accounting Principles No. 88 requires that the Company’s equity method investments in any non-insurance subsidiary, controlled or affiliated entity (“SCA”) be supported by audited GAAP financial statements of the SCA. Any equity method investment in an SCA that is not supported by audited GAAP financial statements must be nonadmitted and thereby excluded from reported assets and surplus. Prior to the adoption of this new guidance, the GAAP financial statements on which equity method investments in SCAs were based were not required to be audited. As required by the new guidance, this change was adopted prospectively beginning in 2005.

In preparation for adoption of the new guidance, the Company made capital contributions during 2005 of its investment interest in certain unaudited SCAs to another wholly-owned subsidiary for which audited GAAP financial statements are prepared annually. The aggregate equity method statement value and fair value of the investment interests transferred were $987 million and $1.3 billion, respectively. These capital contributions were made at statement value, and no capital gain or loss was reported as a result of these transfers.

At December 31, 2005, the equity method statement value of the SCA investments transferred continue to be admitted in the reported value of the Company’s investment assets and surplus. Certain other SCA investments with an aggregate equity method statement value of $85 million did not meet the requirements of the new guidance and were nonadmitted at December 31, 2005. This increase in nonadmitted assets is included as a direct reduction of surplus in the consolidated statement of changes in surplus for the year ended December 31, 2005.

Impact of Medicare Modernization Act on Postretirement Benefits

Statutory Accounting Principles Interpretation No. 04-17 requires the Company to evaluate the impact of Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Act”) on its liability for postretirement health benefits. The Act introduces a voluntary prescription drug benefit under Medicare Part D, effective January 1, 2006. Under the Act, employers can receive subsidy payments from the federal government if they provide equivalent drug benefits to qualified plan participants who do not elect to enroll in Medicare Part D.

The Company has determined that the drug benefits provided by its existing postretirement health plan are actuarially equivalent to the new Medicare benefit, and as a result the Company is eligible for the government subsidy. Accordingly, the plan’s projected benefit obligation was reduced by $22 million upon the adoption of this new guidance on January 1, 2005. This reduction was treated as a deferred experience gain, which will be amortized as a reduction of net periodic postretirement cost over a period of up to 18 years, the average remaining years of service for active plan participants. For the year ended December 31, 2005, this amortization reduced net periodic postretirement cost by $3 million. See Note 9.

Pension and Postretirement Benefit Disclosures

Statutory Accounting Principles Working Group Issue No. 2005-1 requires that certain additional disclosures be made regarding the Company’s pension and postretirement benefits provided to employees and financial representatives. These additional disclosures include a summary of plan investment assets, a description of the related investment policy, expected plan contributions to be made by the Company during the upcoming fiscal year and an estimate of the benefits to be paid to plan participants over the next ten years. See Note 9.

Other Than Temporary Declines in the Value of Investments

Statutory Accounting Principles Interpretation No. 02-07 requires that a decline in the value of an investment security due to an increase in market interest rates be recognized as other-than-temporary only if management has the intent to sell the security as of the reporting date. This interpretation has been incorporated into the Company’s impairment policy but did not have a material effect on the impairments recognized in 2005.

3.	Summary of Significant Accounting Policies

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

Investments

See Notes 4 and 15 regarding the reported statement value and estimated fair value of the Company’s investments in bonds, common and preferred stocks, mortgage loans and real estate.

Policy Loans

Policy loans primarily represent amounts borrowed from the Company by life insurance policyowners, secured by the cash value of the related policies, and are reported in the financial statements at unpaid principal balance.

Other Investments

Other investments consist primarily of partnership investments (including real estate, venture capital and leveraged buyout fund limited partnerships), real estate joint ventures and unconsolidated non-insurance subsidiaries organized as limited liability companies. These investments are valued based on the equity method of accounting.

Other investments also include $97 million and $104 million of interests in oil and natural gas production at December 31, 2005 and 2004, respectively. These oil and gas interests are accounted for using the full cost method, a method permitted by the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). The NAIC “Accounting Practices and Procedures Manual” does not provide accounting guidance for oil and gas interests.

Other investments also include leveraged leases and derivative financial instruments. See Note 4 for a description of the Company’s investments in leveraged leases and Note 5 regarding the Company’s use of derivatives and their presentation in the financial statements.

Temporary Investments

Temporary investments represent securities that had maturities of one year or less at purchase and are reported at amortized cost, which approximates fair value.

Net Investment Income

Net investment income primarily represents interest and dividends received or accrued on bonds, mortgage loans, policy loans and other investments. It also includes amortization of any purchase premium or discount using the interest method, adjusted retrospectively for any change in estimated yield-to-maturity. Accrued investment income more than 90 days past due is nonadmitted and reported as a direct reduction of surplus. Accrued investment income that is ultimately deemed uncollectible is reported as a reduction of net investment income in the period that such determination is made. Net investment income also includes dividends paid to the Company from accumulated earnings of joint ventures, partnerships and unconsolidated non-insurance subsidiaries and prepayment fees on bonds and mortgages. Net investment income is reduced by investment management expenses, real estate depreciation, depletion related to energy assets and interest costs associated with securities lending.

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

Investment Capital Gains and Losses

Realized capital gains and losses are recognized based upon specific identification of securities sold. Realized capital losses also include valuation adjustments for impairment of bonds, stocks, mortgage loans, real estate and other investments that have experienced a decline in fair value that management considers to be other-than-temporary. Factors considered in evaluating whether a decline in value is other-than-temporary include: (1) the duration and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer in relation to the anticipated recovery, and (3) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value. Realized capital gains and losses as reported in the consolidated statement of operations exclude any IMR deferrals. See Note 4 regarding realized capital gains and losses.

Unrealized capital gains and losses primarily represent changes in the reported fair value of common stocks and changes in valuation adjustments made for bonds in or near default. Changes in the Company’s share of undistributed earnings of joint ventures, partnerships and unconsolidated non-insurance subsidiaries are also classified as changes in unrealized capital gains and losses. See Note 4 regarding changes in unrealized capital gains and losses.

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

Separate Accounts

Separate account assets and related policy liabilities represent the segregation of balances attributable to variable life insurance and variable annuity products. Policyowners bear the investment performance risk associated with variable products. Separate account assets are invested at the direction of the policyowner in a variety of mutual fund options. Variable annuity policyowners also have the option to invest in a fixed interest rate annuity issued by the general account of the Company. Separate account assets are reported at fair value based primarily on quoted market prices. See Note 8.

Premium Revenue

Life insurance premiums are recognized as revenue at the beginning of each policy year. Disability income and long-term care insurance premiums are recognized as revenue when due to the Company. Annuity premiums are recognized as revenue when received. Considerations received on supplementary insurance contracts without life contingencies are deposit-type transactions and thereby excluded from revenue in the consolidated statement of operations. Premium revenue is reported net of ceded reinsurance, see Note 10.

Other Income

Other income primarily represents ceded reinsurance expense allowances and various insurance policy charges. See Note 10.

Benefit Payments to Policyowners and Beneficiaries

Benefit payments to policyowners and beneficiaries include death, surrender, disability and long-term care benefits, as well as matured endowments and payments on supplementary insurance contracts that include life contingencies. Benefit payments on supplementary insurance contracts without life contingencies are deposit-type transactions and thereby excluded from benefits in the consolidated statement of operations. Benefit payments are reported net of ceded reinsurance recoveries, see Note 10.

Reserves for Policy Benefits

Reserves for policy benefits represent the net present value of future policy benefits, less future policy premiums, estimated using actuarial methods based on mortality and morbidity experience tables and valuation interest rates prescribed or permitted by the OCI. These actuarial tables and methods include assumptions regarding future mortality and morbidity. Actual future experience could differ from the assumptions used to make these reserve estimates. See Note 6.

Commissions and Operating Expenses

Commissions and other operating costs, including costs of acquiring new insurance policies, are generally charged to expense as incurred.

Electronic Data Processing Equipment and Software

The cost of electronic data processing (“EDP”) equipment and operating system software used in the Company’s business is generally capitalized and depreciated over three years using the straight-line method. Non-operating system software is generally capitalized and depreciated over a maximum of five years. EDP equipment and operating software assets of $33 million and $37 million at December 31, 2005 and 2004, respectively, are classified as other assets in the consolidated statement of financial position and are net of accumulated depreciation of $88 million and $68 million, respectively. Non-operating software costs, net of accumulated depreciation, are nonadmitted assets and thereby excluded from reported assets and surplus in the consolidated statement of financial position. Depreciation expense for EDP equipment and software totaled $71 million, $56 million and $42 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Furniture, Fixtures and Equipment

The cost of furniture, fixtures and equipment, including leasehold improvements, is generally capitalized and depreciated over the useful life of the assets using the straight-line method. Furniture, fixtures and equipment costs, net of accumulated depreciation, are nonadmitted assets and thereby excluded from reported assets and surplus in the consolidated statement of financial position. Depreciation expense for furniture, fixtures and equipment totaled $7 million, $7 million and $6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Policyowner Dividends

Nearly all life, disability income and long-term care insurance policies and certain annuity contracts issued by the Company are participating. Annually, the Company’s Board of Trustees approves dividends payable on participating policies during the subsequent fiscal year, which are accrued and charged to operations when approved. Participating policyowners generally have the option to direct their dividends to be paid in cash, used to reduce future premiums due or used to purchase additional insurance. Dividends used by policyowners to purchase additional insurance are reported as premiums in the consolidated statement of operations, but are not included in premiums received or benefit payments in the consolidated statement of cash flows.

Nonadmitted Assets

Certain assets are designated as nonadmitted on the statutory basis of accounting. Such assets, principally related to pension funding, amounts advanced to or due from the Company’s financial representatives, furniture, fixtures, equipment and non-operating software (net of accumulated depreciation) and certain invested assets are excluded from reported assets and surplus in the consolidated statement of financial position. Changes in nonadmitted assets are reported as a direct adjustment to surplus in the consolidated statement of changes in surplus.

Reclassifications

Certain prior year footnote disclosures have been reclassified to conform to the current year presentation.

4.	Investments

Bonds

Investments in bonds are reported in the financial statements at amortized cost, less any valuation adjustment. The interest method is used to amortize any purchase premium or discount. Use of the interest method for loan-backed bonds and structured securities includes estimates of future prepayments obtained from independent sources. Prepayment assumptions are updated at least annually, using the retrospective adjustment method to recognize related changes in the estimated yield-to-maturity of such securities. Prior to 2004, the prospective adjustment method was used.

The cumulative effect of this change in method as of January 1, 2004 was immaterial.

Valuation adjustments are made for bonds in or near default, which are reported at the lower of amortized cost or fair value, or for bonds with a decline in fair value that management considers to be other-than-temporary. See Note 3 regarding investment capital gains and losses. At December 31, 2005 and 2004, the reported value of bonds was reduced by $174 million and $121 million, respectively, of valuation adjustments.

Disclosure of estimated fair value is based upon values published by the Securities Valuation Office (“SVO”) of the NAIC. In the absence of SVO-published values, estimated fair value is based upon quoted market prices, if available. For bonds without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models.

Statement value and estimated fair value of bonds at December 31, 2005 and 2004 were as follows:

December 31, 2005	Reconciliation to Estimated Fair Value
	Statement Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in millions)
U.S. Government	$7,309	$266	$(77)	$7,498
States, territories and possessions	96	1	(3)	94
Special revenue and assessments	12,505	114	(197)	12,422
Public utilities	3,507	126	(49)	3,584
Banks, trust and insurance companies	7,521	364	(98)	7,787
Industrial and miscellaneous	34,961	1,303	(355)	35,909

	$65,899	$2,174	$(779)	$67,294

December 31, 2004	Reconciliation to Estimated Fair Value
	Statement Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in millions)
U.S. Government	$8,848	$475	$(47)	$9,276
States, territories and possessions	264	43	(1)	306
Special revenue and assessments	11,207	178	(28)	11,357
Public utilities	3,915	304	(6)	4,213
Banks, trust and insurance companies	8,254	542	(41)	8,755
Industrial and miscellaneous	28,442	1,621	(179)	29,884

Total	$60,930	$3,163	$(302)	$63,791

Statement value and estimated fair value of bonds by contractual maturity at December 31, 2005 are presented below. Estimated maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Statement Value	Estimated Fair Value
	(in millions)
Due in one year or less	$971	$980
Due after one year through five years	10,835	11,050
Due after five years through ten years	17,234	17,489
Due after ten years	16,196	17,214

	45,236	46,733
Mortgage-backed and structured securities	20,663	20,561

Total	$65,899	$67,294

Common and Preferred Stocks

Common stocks are generally reported in the financial statements at fair value, which is based upon quoted market prices, if available. For common stocks without quoted market prices, fair value is estimated using independent pricing services or internally developed pricing models. The equity method is generally used to value investments in common stock of unconsolidated non-insurance subsidiaries. See Note 12 regarding the statement value of the Company’s investment in Frank Russell Company.

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

Valuation adjustments are made for preferred stocks rated “4” (low quality), “5” (lower quality) or “6” (lowest quality) by the SVO, which are reported at the lower of cost or fair value, or for common and preferred stocks with a decline in fair value that management considers to be other-than-temporary. At December 31, 2005 and 2004, the reported value of common and preferred stocks was reduced by $172 million and $108 million, respectively, of valuation adjustments.

Mortgage Loans

Mortgage loans are reported in the financial statements at unpaid principal balance, less any valuation allowance or unamortized commitment or origination fee. Such fees are generally deferred upon receipt and amortized into investment income using the interest method.

Mortgage loans are considered impaired when, based on current information, management considers it probable that the Company will be unable to collect all principal and interest due according to the contractual terms of the loan. If necessary, a valuation adjustment is made to reduce the carrying value of an impaired loan to the lower of unpaid principal balance or estimated net realizable value based on appraisal of the collateral property. If the impairment is considered to be temporary, the valuation adjustment is reported as an unrealized loss. Valuation adjustments for impairments considered to be other-than-temporary are reported as realized losses. The reported value of mortgage loans was reduced by $2 million for valuation adjustments at each of December 31, 2005 and 2004.

The maximum and minimum interest rates for mortgage loans originated during 2005 were 7.8% and 3.7%, respectively, while these rates during 2004 were 8.8% and 2.3%, respectively. The aggregate ratio of amounts loaned to the value of collateral for mortgage loans originated during 2005 and 2004 were 59% and 65%, respectively, with a maximum of 100% for any single loan during each of 2005 and 2004.

Real Estate

Real estate investments are reported in the financial statements at cost, less any valuation adjustment, encumbrances and accumulated depreciation of buildings and other improvements using a straight-line method over the estimated useful lives of the improvements. An investment in real estate is considered impaired when, based on current information, the estimated fair value of the property is lower than depreciated cost. The estimated fair value is primarily based upon the present value of future cash flow (for commercial properties) or the capitalization of stabilized net operating income (for multi-family residential properties). When the Company determines that an investment in real estate is impaired, a valuation adjustment is made to reduce the carrying value to estimated fair value, net of encumbrances. Valuation adjustments are reported as a realized loss. The reported value of real estate investments was reduced by $27 million for valuation adjustments at each of December 31, 2005 and 2004.

At December 31, 2005 and 2004, the reported value of real estate included $185 million and $190 million, respectively, of real estate properties occupied by the Company.

Leveraged Leases

Leveraged leases primarily represent investments in commercial aircraft or real estate properties that are leased to third parties and serve as collateral for non-recourse borrowings. Leveraged leases are valued at the present value of future minimum lease payments plus the residual value of the leased asset and classified as other investments in the consolidated statement of financial position. At December 31, 2005 and 2004, the reported value of leveraged leases was $342 million and $458 million, respectively. When the Company determines that an investment in leveraged leases is impaired, the lease value is recalculated with a valuation adjustment made to reduce the statement value. Valuation adjustments are reported as a realized loss. At December 31, 2005 and 2004, the reported value of leveraged leases was reduced by $106 million and $98 million, respectively, of valuation adjustments.

Capital Gains and Losses

Realized investment gains and losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	For the year ended December 31, 2005			For the year ended December 31, 2004			For the year ended December 31, 2003
	Realized Gains	Realized Losses	Net Realized Gains (Losses)	Realized Gains	Realized Losses	Net Realized Gains (Losses)	Realized Gains	Realized Losses	Net Realized Gains (Losses)
	(in millions)
Bonds	$454	$(536)	$(82)	$816	$(369)	$447	$1,369	$(861)	$508
Common and preferred stocks	909	(196)	713	521	(211)	310	397	(402)	(5)
Mortgage loans	3	(1)	2	—	(1)	(1)	12	—	12
Real estate	64	(1)	63	48	(8)	40	198	—	198
Other investments	140	(177)	(37)	325	(522)	(197)	145	(286)	(141)

	$1,570	$(911)	659	$1,710	$(1,111)	599	$2,121	$(1,549)	572

Less: IMR gains (losses)			(61)			317			538
Less: Capital gains taxes (benefit)			410			188			(105)

Net realized capital gains			$310			$94			$139

Proceeds from the sale of bond investments totaled $72 billion, $47 billion and $83 billion for the years ended December 31, 2005, 2004 and 2003, respectively.

Realized losses (before capital gains taxes) included $276 million, $116 million and $405 million of valuation adjustments for declines in fair value of investments that were considered to be other-than-temporary for the years ended December 31, 2005, 2004 and 2003, respectively.

The amortized cost and estimated fair value of bonds and common and preferred stocks for which the estimated fair value had temporarily declined and remained below cost as of December 31, 2005 and 2004, were as follows:

	December 31, 2005
	Decline For Less Than 12 Months			Decline For Greater Than 12 Months
	Cost	Fair Value	Difference	Cost	Fair Value	Difference
	(in millions)
Bonds	$26,488	$25,975	$(513)	$5,752	$5,486	$(266)
Common and preferred stocks	68	64	(4)	81	62	(19)

Total	$26,556	$26,039	$(517)	$5,833	$5,548	$(285)

	December 31, 2004
	Decline For Less Than 12 Months			Decline For Greater Than 12 Months
	Cost	Fair Value	Difference	Cost	Fair Value	Difference
	(in millions)
Bonds	$13,173	$12,953	$(220)	$1,698	$1,616	$(82)
Common and preferred stocks	746	704	(42)	375	318	(57)

Total	$13,919	$13,657	$(262)	$2,073	$1,934	$(139)

Changes in net unrealized investment gains and losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Bonds	$(43)	$42	$188
Common and preferred stocks	304	818	1,372
Other investments	198	75	163

	459	935	1,723
Change in deferred taxes	(116)	(290)	(552)

	$343	$645	$1,171

Securities Lending

The Company has entered into securities lending agreements whereby certain investment securities are loaned to third parties, primarily major brokerage firms. The aggregate statement value of loaned securities was $2.9 billion and $2.5 billion at December 31, 2005 and 2004, respectively. The Company’s policy requires a minimum of 102% of the fair value of the loaned securities, calculated on a daily basis, as collateral in the form of either cash or securities held by the Company or a trustee. At December 31, 2005 and 2004, unrestricted cash collateral held by the Company of $2.9 billion and $2.6 billion, respectively, is classified as cash and invested assets and the offsetting collateral liability of $2.9 billion and $2.6 billion, respectively, is classified as other liabilities in the consolidated statement of financial position. At December 31, 2005 and 2004, additional non-cash collateral of $539 million and $359 million, respectively, was held on the Company’s behalf by a trustee and is not included in the consolidated statement of financial position.

5. Derivative Financial Instruments

In the normal course of business, the Company enters into derivative transactions, generally to mitigate the risk to assets and surplus from fluctuations in interest rates, foreign currency exchange rates and other market risks. On the statutory basis of accounting, derivatives used for hedging purposes are classified as “cash flow” hedges, which mitigate the risk of variability in future cash flows from the position being hedged, or “fair value” hedges, which mitigate the risk of changes in fair value of the position being hedged. Derivatives classified as hedges that meet the specific requirements for hedge accounting are accounted for in a manner that is consistent with the item being hedged (e.g., at amortized cost or fair value). Derivatives used as hedges, but that do not meet the specific requirements for hedge accounting, are accounted for at fair value.

In addition to hedging, the Company uses derivatives for the purpose of investment “replication.” A replication is a derivative transaction that, when entered into in conjunction with other investments, serves to replicate in the aggregate the characteristics of otherwise permissible investments. Derivatives used as part of a replication are accounted for in a manner consistent with the replicated asset (e.g., at amortized cost or fair value).

The reported statement value of derivatives is classified as other investments in the consolidated statement of financial position.

Fair value is estimated as the amount that the Company would expect to receive or pay upon termination of the derivative contract as of the reporting date. Changes in fair value on open derivative positions accounted for at fair value are reported as unrealized capital gains or losses. Upon maturity or termination of derivative positions accounted for at fair value, capital gains and losses are reported as realized.

The Company does not take positions in derivatives for income generation purposes.

The Company held the following derivative positions at December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
Derivative Instrument	Notional Amount	Statement Value	Fair Value	Notional Amount	Statement Value	Fair Value
	(in millions)
Cash Flow Hedges:

Interest rate floors	$1,250	$20	$34	$925	$17	$36
Swaptions	818	33	19	681	30	21
Foreign currency swaps	312	—	(10)	93	—	(14)
Construction loan forwards	19	—	1	82	—	3
Foreign currency covers	67	—	67	12	—	12
Interest rate swaps	292	3	11	351	—	9
Interest rate basis swaps	80	—	—	80	—	—
Commodity swaps	3	1	1	3	—	—

Fair Value Hedges:

Credit default swaps	220	(3)	(3)	220	(3)	(3)
Foreign currency forwards	1,735	13	13	4,171	(72)	(72)
Fixed income futures	1,775	—	—	345	—	—
Short equity index futures	441	—	—	—	—	—
Purchased put options	—	—	—	—	—	—

Replications:

Fixed income	136	—	(1)	210	—	2
Long equity futures	5	—	—	152	—	—
Long fixed income futures	—	—	—	—	—	—

The notional amounts of derivative financial instruments are used to contractually denominate the transactions and do not represent the amounts exchanged between the parties.

Cash Flow Hedges:

Interest rate floors are used to mitigate the asset/liability risks of a significant and sustained decrease in interest rates for certain of the Company’s insurance products. Floors entitle the Company to receive settlement payments from the counterparties if interest rates decline below a specified level. Interest rate floors qualify for hedge accounting.

Swaptions are used to mitigate the asset/liability risks of a significant and sustained increase or decrease in interest rates for certain of the Company’s insurance products. A swaption is a contractual agreement whereby one party holds an option to enter into an interest rate swap with another party on predefined terms. Swaptions qualify for hedge accounting.

Foreign currency swaps are used to mitigate exposure to variable U.S. dollar cash flows from certain bonds denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. Foreign currency swaps qualify for hedge accounting.

Construction loan forwards are entered into to mitigate exposure to market fluctuations for the forecasted purchase of GNMA loan certificates. Construction loan forwards entitle the Company to purchase

GNMA loan certificates at a predetermined price at a date in the future that does not exceed 10 years. Construction loan forwards qualify for hedge accounting.

Foreign currency covers are used to mitigate the foreign exchange risk on trades of investments denominated in foreign currencies. Foreign currency covers obligate the Company to pay or receive a specified amount of foreign currency at a future date at a specified exchange rate. Foreign currency covers qualify for hedge accounting.

Interest rate swaps are used to mitigate exposure to interest rate risk on certain floating and fixed rate bonds. An interest rate swap is a contractual agreement to pay a rate of interest based upon a reference index in exchange for a fixed rate of interest established at the origination of the contract. Certain of the Company’s interest rate swaps qualify for hedge accounting, while others do not. Unrealized gains of $2 million and $1 million were recognized during 2005 and 2004, respectively, on contracts that did not qualify for hedge accounting.

Interest rate basis swaps are used to mitigate the basis risk on certain hedges of variable rate preferred stocks. An interest rate basis swap is a contractual agreement to pay a rate of return based upon one reference index in exchange for receiving a rate of return based upon a different reference index. Interest rate basis swaps do not qualify for hedge accounting. No unrealized gains or losses were recognized during 2005 or 2004 on these contracts.

Commodity swaps are used to mitigate exposure to market fluctuations for the forward sale of crude oil and natural gas production. They are contractual agreements whereby one party pays a floating commodity price in exchange for a specified fixed commodity price. Commodity swaps do not qualify for hedge accounting. An unrealized gain of $1 million and unrealized losses of $400 thousand were recognized during 2005 and 2004, respectively, on these contracts.

Fair Value Hedges:

Credit default swaps are used to mitigate the credit risk associated with investments in bonds of specific issuers. A credit default swap allows the Company to put the bond to a counterparty at par upon a “credit event” sustained by the bond issuer. A credit event is defined as bankruptcy, failure to pay or obligation acceleration. Certain of the Company’s credit default swaps qualify for hedge accounting, while others do not. Unrealized gains of $1 million and unrealized losses of $3 million were recognized during 2005 and 2004, respectively, on contracts that did not qualify for hedge accounting.

Foreign currency forwards are used to mitigate the foreign exchange risk for portfolios of investments denominated in foreign currencies. Foreign currency forward contracts obligate the Company to deliver a specified amount of foreign currency at a future date at a specified exchange rate. Foreign currency forward contracts do not qualify for hedge accounting. Unrealized gains of $85 million and unrealized losses of $29 million were recognized during 2005 and 2004, respectively, on these contracts.

Fixed income futures are used to mitigate interest rate risk for a portion of the Company’s fixed maturity investment portfolio. Fixed income futures contracts obligate the Company to buy or sell a financial instrument at a specified future date for a specified price. Fixed income futures contracts do not qualify for hedge accounting. Unrealized losses of $9 million and $2 million were recognized during 2005 and 2004, respectively, on these contracts.

Short equity index futures are used to mitigate exposure to market fluctuations for the Company’s portfolio of common stocks. Futures contracts obligate the Company to buy or sell a financial instrument at a specified future date for a specified price. These futures contracts do not qualify for hedge accounting. Unrealized losses of $1 million and $0 were recognized during 2005 and 2004, respectively, on these contracts.

Purchased put options are used to mitigate exposure to credit risk associated with a specific security. Purchased put options give the Company the ability to sell a financial instrument at a specified future date for a specified price. These options do not qualify for hedge accounting. No unrealized gains or losses were recognized during 2005 or 2004 on these contracts.

Replications:

Fixed income replications are used to replicate a bond investment through the use of credit default swaps, interest rate swaps, credit default indexes and cash market instruments. These replication transactions, including the derivative components, are reported at amortized cost. The average fair value of such contracts was ($4) million and $3 million during 2005 and 2004, respectively. A realized loss of $10 million and a realized gain of $300 thousand were recognized during 2005 and 2004, respectively, on the termination of these contracts.

Long equity futures replications are used to gain equity market investment exposure. These replication transactions are reported at fair value, with changes in fair value reflected as a component of unrealized gains and losses until such time as the contracts are terminated. The average fair value of such contracts was $230 million and $141 million during 2005 and 2004, respectively. Realized losses of $2 million and realized gains of $15 million were recognized during 2005 and 2004, respectively, on the termination of these contracts.

Long fixed income futures replications are used to manage the duration of the fixed income portfolio and mitigate exposure to interest rate changes. These replication transactions are reported at fair value, with changes in fair value reflected as a component of unrealized gains and losses until such time as the contracts are terminated. The average fair value of such contracts was $342 million and $384 million during 2005 and 2004, respectively. Realized gains of $7 million and $6 million were recognized during 2005 and 2004, respectively, on the termination of these contracts.

6. Reserves for Policy Benefits

General account reserves for policy benefits at December 31, 2005 and 2004 are summarized below:

	December 31,
	2005	2004
	(in millions)
Life insurance reserves	$83,590	$77,418
Annuity reserves and deposit liabilities	5,193	5,037
Disability income and long-term care unpaid claims and claim reserves	3,373	3,234
Disability income and long-term care active life reserves	1,988	1,899

Total reserves for policy benefits	$94,144	$87,588

Life insurance reserves on substantially all policies issued since 1978 are based on the Commissioner’s Reserve Valuation Method (“CRVM”) using the 1958, 1980 or 2001 CSO mortality tables with interest rates ranging from 3.5% to 5.5%. Other life insurance reserves are primarily based on the net level premium method, using various mortality tables at interest rates ranging from 2% to 4.5%. As of December 31, 2005, the Company had $930 billion of total life insurance in-force, including $12 billion of life insurance in-force for which gross premiums were less than net premiums according to the standard valuation methods and assumptions prescribed by the OCI.

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

Deferred annuity reserves on contracts issued since 1985 are primarily based on the Commissioner’s Annuity Reserve Valuation Method with interest rates ranging from 3.5% to 6.25%. Other deferred annuity reserves are based on contract value. Immediate annuity reserves are based on present value of expected benefit payments with interest rates ranging from 3.5% to 7.5%. Changes in future policy benefits on supplementary contracts without life contingencies are classified as deposit-type transactions and thereby excluded from net additions to policy benefit reserves in the consolidated statement of operations.

At December 31, 2005 and 2004, the withdrawal characteristics of the Company’s general account annuity reserves and deposit liabilities were as follows:

	December 31,
	2005	2004
	(in millions)
Subject to discretionary withdrawal
- with market value adjustment	$1,276	$1,290
- without market value adjustment	2,508	2,413
Not subject to discretionary withdrawal	1,409	1,334

Total	$5,193	$5,037

Unpaid claims and claim reserves for disability income policies are based on the present value of expected benefit payments, primarily using the 1985 Commissioner’s Individual Disability Table A (“CIDA”), modified for Company experience in the first four years of disability, with interest rates ranging from 3% to 5.5%. Unpaid claims and claim reserves for long-term care policies are based on the present value of expected benefit payments using industry-based long-term care experience with a 4.5% interest rate.

Reserves for unpaid claims, losses and loss adjustment expenses on disability income and long-term care insurance were $3.4 billion and $3.2 billion at December 31, 2005 and 2004, respectively. The table below provides a summary of the changes in these reserves for the years ended December 31, 2005 and 2004.

	For the year ended December 31,
	2005	2004
	(in millions)
Balance at January 1	$3,234	$3,083

Incurred related to:
Current year	462	472
Prior year	68	45

Total incurred	530	517

Paid related to:
Current year	(18)	(18)
Prior year	(373)	(348)

Total paid	(391)	(366)

Balance at December 31	$3,373	$3,234

The changes in reserves for incurred claims related to prior years are generally the result of ongoing analysis of recent loss development trends.

Active life reserves for disability income policies issued since 1987 are primarily based on the two-year preliminary term method using the 1985 CIDA for morbidity with a 4.0% interest rate. Active life reserves for prior disability income policies are based on the net level premium method, using the 1964 Commissioner’s Disability Table for morbidity with interest rates ranging from 3.0% to 4.0%.

Active life reserves for long-term care policies consist of mid-terminal reserves and unearned premium. Mid-terminal reserves are based on the one-year preliminary term method, industry-based morbidity experience, total terminations based on the 1983 Individual Annuity Mortality table without lapses or the 1983 Group Annuity Mortality table with lapses, with an interest rate of either 4.0% or 4.5%. For reserves using lapse assumptions, a separate calculation is performed using interest rates ranging from 5.2% to 6.0% and excluding lapses. Reserves resulting from the separate calculation are compared in the aggregate to the statutory minimum and the greater of the two is held.

7. Premium and Annuity Considerations Deferred and Uncollected

Gross deferred and uncollected insurance premiums represent life insurance premiums due to be received from policyowners through the next respective policy anniversary dates. Net deferred and uncollected premiums represent only the portion of gross premiums related to mortality charges and interest, and are reported as an asset in the consolidated statement of financial position.

Deferred and uncollected premiums at December 31, 2005 and 2004 were as follows:

	December 31, 2005		December 31, 2004
	Gross	Net	Gross	Net
	(in millions)
Ordinary new business	$171	$81	$162	$76
Ordinary renewal	1,647	1,348	1,570	1,283

	$1,818	$1,429	$1,732	$1,359

8. Separate Accounts

Following is a summary of separate account liabilities by withdrawal characteristic at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(in millions)
Subject to discretionary withdrawal
- with market value adjustment	$13,098	$11,987
- without market value adjustment	—	—
Not subject to discretionary withdrawal	2,434	2,109
Non-policy liabilities	221	222

Total separate account liabilities	$15,753	$14,318

While separate account liability values are not guaranteed by the Company, variable annuity and variable life insurance products do include guaranteed minimum death benefits underwritten by the Company. General account reserves for policy benefits included $8 million attributable to these benefits at each of December 31, 2005 and 2004.

Premiums and other considerations received from variable life and variable annuity policyowners during the years ended December 31, 2005 and 2004 were $1.6 billion and $1.3 billion, respectively. These amounts are reported as premiums in the consolidated statement of operations. The subsequent transfer of these receipts to the separate accounts is reported in transfers to separate accounts in the consolidated statement of operations, net of amounts received from the separate accounts to provide for policy benefit payments to variable product policyowners.

Following is a summary reconciliation of amounts reported as transfers to and from separate accounts in the summary of operations of the Company’s NAIC Separate Account Annual Statement with the amount reported as net transfers to separate accounts in the accompanying consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
From Separate Account Annual Statement:
Transfers to separate accounts	$1,721	$1,428	$1,224
Transfers from separate accounts	(1,043)	(1,012)	(1,125)

	678	416	99

Reconciling adjustments:
Investment management and administrative charges	—	—	73
Mortality, breakage and taxes	(14)	6	116

Net transfers to separate accounts	$664	$422	$288

9. Employee and Representative Benefit Plans

The Company sponsors noncontributory defined benefit retirement plans (“plans”) for all eligible employees and financial representatives. These include tax-qualified plans, as well as nonqualified plans that provide benefits to certain participants in excess of ERISA limits for qualified plans. The Company’s funding policy for the tax qualified plans is to make annual contributions that are no less than the minimum amount needed to comply with the requirements of ERISA and no greater than the maximum amount deductible for federal income tax purposes. The Company contributed $180 million and $38 million to the qualified employee retirement plan during 2005 and 2004, respectively, and expects to contribute $38 million in 2006.

In addition to defined pension benefits, the Company provides certain health care and life insurance benefits (“postretirement benefits”) to retired employees, financial representatives and eligible dependents. Substantially all employees and financial representatives will become eligible for these benefits if they reach retirement age while working for the Company.

Aggregate assets and projected benefit obligations of the defined benefit plans and for postretirement benefits at December 31, 2005 and 2004, and changes in assets and obligations for the years then ended, were as follows:

	Defined Benefit Plans		Postretirement Benefit Plans
	2005	2004	2005	2004
	(in millions)
Fair value of plan assets at January 1	$1,950	$1,738	$22	$20
Changes in plan assets:
Actual return on plan assets	173	208	1	4
Company contributions	180	38	—	—
Actual plan benefits paid	(39)	(34)	(2)	(2)

Fair value of plan assets at December 31	$2,264	$1,950	$21	$22

Projected benefit obligation at January 1	$2,041	$1,729	$196	$166
Changes in benefit obligation:
Service cost of benefits earned	72	70	20	18
Interest cost on projected obligations	118	111	11	11
Projected plan benefits paid	(45)	(40)	(11)	(10)
Experience losses (gains)	47	171	(8)	11

Projected benefit obligation at December 31	$2,233	$2,041	$208	$196

Plan assets are invested primarily in common stocks and corporate debt securities through a separate account of the Company. The investment objective of the plans is to maximize long-term total rate of return, consistent with prudent investment risk management and in accordance with ERISA requirements. Investments are made for the sole interest of the plans’ participants.

While significant exposure to publicly traded equity securities is warranted by the long-term nature of expected benefit payments, diversification across asset classes is maintained to provide a risk/reward profile consistent with the objectives of the plans’ participants. Diversified equity investments are subject to an aggregate maximum exposure of 75%, with holdings in any one corporate issuer not to exceed 3% of total assets. Asset mix is rebalanced regularly to maintain holdings within target asset allocation ranges. The measurement date for plan assets is December 31, with the fair value of plan assets based primarily on quoted market values.

Plan assets by asset class at December 31, 2005 and 2004 were as follows:

	Defined Benefit Plans				Postretirement Benefit Plans
	2005	% of FV	2004	% of FV	2005	% of FV	2004	% of FV
	(in millions)
Bonds	$965	43%	$856	44%	$9	42%	$9	43%
Preferred stock	7	0%	7	0%	—	0%	—	0%
Public common stock	1,239	55%	1,058	54%	12	58%	13	57%
Private equities and other	53	2%	29	2%	—	0%	—	0%

Total assets	$2,264	100%	$1,950	100%	$21	100%	$22	100%

The projected benefit obligation (“PBO”) represents the actuarial net present value of future benefit obligations. For defined benefit plans, PBO includes assumptions as to future salary increases. This measure is consistent with the ongoing concern assumption and is mandated for measuring pension obligations. The accumulated benefit obligation (“ABO”) is similar to the calculation of the PBO, but is based only on current salaries, with no assumption of future salary increases. The aggregate ABO for the defined benefit plans of the Company was $1.8 billion and $1.6 billion at December 31, 2005 and 2004, respectively.

The following table summarizes assumptions used in estimating the projected benefit obligations at December 31, 2005, 2004 and 2003:

	Defined Benefit Plans			Postretirement Benefit Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Annual increase in compensation	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

The long-term rates of return on plan assets are estimated assuming an allocation of plan assets among asset classes consistent with December 31, 2005. Returns are estimated by asset class based on the current risk free interest rate plus a risk premium. The risk premium is based on historical returns and other factors such as expected reinvestment returns and anticipated asset manager performance.

The projected benefit obligation for postretirement benefits at December 31, 2005 and 2004 assumed an annual increase in future retiree medical costs of 10%, grading down to 5% over five years and remaining level thereafter. A further increase in the assumed healthcare cost trend of 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 2005 by $19 million and net periodic postretirement benefit expense during 2005 by $3 million. A decrease in the assumed healthcare cost trend of 1% in each year would reduce the accumulated postretirement benefit obligation as of December 31, 2005 and net periodic postretirement benefit expense during 2005 by the same amounts.

Following is an aggregate reconciliation of the funded status of the plans to the related financial statement liability reported by the Company at December 31, 2005 and 2004:

	Defined Benefit Plans		Postretirement Benefit Plans
	2005	2004	2005	2004
	(in millions)
Fair value of plan assets at December 31	$2,264	$1,950	$21	$22
Projected benefit obligation at December 31	2,233	2,041	208	196

Funded status	31	(91)	(187)	(174)
Unrecognized net experience losses	513	466	44	50
Unrecognized initial net asset	(557)	(577)	—	—
Additional minimum liability	(10)	(16)	—	—
Nonadmitted asset	(326)	(114)	—	—

Net pension liability	$(349)	$(332)	$(143)	$(124)

Unrecognized net experience gains or losses represent cumulative amounts by which plan experience for return on plan assets or growth in benefit liabilities have varied from related assumptions. These differences accumulate without recognition in the Company’s financial statements unless they exceed 10% of plan assets or projected benefit obligation, whichever is greater. If they exceed this limit, they are amortized into net periodic benefit costs over the remaining average years of service until retirement of the plan participants, which is currently fourteen years for employee plans and twelve years for field representative plans.

Unrecognized initial asset represents the amount by which the fair value of plan assets exceeded the projected benefit obligation for funded pension plans upon the adoption of the statutory basis of accounting for pensions as of January 1, 2001. The Company has elected not to record a direct credit to surplus for this excess, electing instead to amortize this unrecognized initial asset as a credit to net periodic benefit cost in a systematic manner until exhausted.

An additional minimum liability is required if a plan’s accumulated benefit obligation exceeds plan assets or accrued pension liabilities. This liability was $10 million, $16 million and $7 million at December 31, 2005, 2004 and 2003, respectively. Changes in the liability are reported as a direct adjustment to surplus in the consolidated statement of changes in surplus.

Any net pension assets for funded plans are nonadmitted and are thereby excluded from reported assets and surplus in the consolidated statement of financial position.

The components of net periodic benefit costs for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Defined Benefit Plans				Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(in millions)
Components of net periodic benefit cost:
Service cost of benefits earned	$72	$70	$64	$20	$18	$15
Interest cost on projected obligations	118	111	103	11	11	10
Amortization of experience gains and losses	15	13	34	1	1	2
Amortization of initial net asset	(20)	(21)	(46)	—	—	—
Expected return on plan assets	(166)	(138)	(113)	(4)	(1)	(1)

Net periodic expense	$19	$35	$42	$28	$29	$26

The expected benefit payments by the defined benefit plans and the postretirement plans for the years 2006 through 2015 are as follows:

	Defined Benefit Plans	Postretirement Benefit Plans
	(in millions)
2006	$52	$11
2007	58	13
2008	65	14
2009	72	16
2010	80	17
2011-2015	581	115

	$908	$186

The Company also sponsors a contributory 401(k) plan for eligible employees and a noncontributory defined contribution plan for financial representatives. For the years ended December 31, 2005, 2004 and 2003 the Company expensed total contributions to these plans of $25 million, $24 million and $23 million, respectively.

10. Reinsurance

The Company limits its exposure to life insurance death benefits by ceding insurance coverage to various reinsurers. The Company retains a maximum of $35 million of coverage per individual life and a maximum of $50 million of coverage per joint life. The Company also cedes a portion of its exposure to group disability benefits on a coinsurance basis and has an excess reinsurance contract for certain individual disability income policies issued prior to 1999 with retention limits varying based upon coverage type. The Company also participates in catastrophic risk sharing pools.

Amounts shown in the consolidated financial statements are reported net of the impact of reinsurance. Reserves for policy benefits at December 31, 2005 and 2004 were reported net of ceded reserves of $1.3 billion and $1.2 billion, respectively.

The effects of reinsurance on premium revenue and benefits expense for the years ended December 31, 2005, 2004 and 2003 were as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Direct premium revenue	$12,078	$11,397	$10,959
Premiums ceded	(715)	(715)	(652)

Net premium revenue	$11,363	$10,682	$10,307

Direct benefit expense	12,161	11,568	11,110
Benefits ceded	(475)	(478)	(483)

Net benefit expense	$11,686	$11,090	$10,627

In addition, the Company reported $182 million, $207 million and $184 million in allowances from reinsurers for reimbursement of commissions and other expenses on ceded business for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are classified as other income in the consolidated statement of operations.

Reinsurance contracts do not relieve the Company from its obligations to policyowners. Failure of reinsurers to honor their obligations could result in losses to the Company. There were no reinsurance recoverables at December 31, 2005 and 2004 that were considered by management to be uncollectible.

11. Income Taxes

The Company files a consolidated federal income tax return including the following entities:

Northwestern Mutual Investment Services, LLC	Frank Russell Company
Northwestern International Holdings, Inc.	Bradford, Inc.
NML Real Estate Holdings, LLC and subsidiaries	Network Planning Advisors, LLC
NML Securities Holdings, LLC and subsidiaries	Mason Street Advisors, LLC
Northwestern Investment Management Company, LLC	NML – CBO, LLC
Northwestern Mutual Wealth Management Company	JYD Assets, LLC

The Company collects from or refunds to these subsidiaries their share of consolidated income taxes determined under written tax-sharing agreements. During 2004, the Company sold its majority interest in Baird Holding Company (see Note 14). Prior to the sale, Baird Holding Company was included in the Company’s consolidated income tax return. Federal income tax returns for years through 2001 are closed as to further assessment of tax. The liability for income taxes payable in the consolidated statement of financial position reflects taxes payable at the reporting date plus a provision for additional taxes that may become due with respect to the open tax years.

The Company accounts for deferred tax assets and liabilities, which reflect the financial statement impact of cumulative temporary differences between the tax and financial statement bases of assets and liabilities. The significant components of the net deferred tax asset at December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004	Change
	(in millions)
Deferred tax assets:
Policy acquisition costs	$794	$757	$37
Investment assets	135	118	17
Policy benefit liabilities	1,705	1,644	61
Benefit plan obligations	313	284	29
Guaranty fund assessments	7	10	(3)
Nonadmitted assets	63	61	2
Other	63	37	26

Gross deferred tax assets	3,080	2,911	169

Deferred tax liabilities:
Premium and other receivables	539	504	35
Investment assets	1,480	1,464	16
Other	4	7	(3)

Gross deferred tax liabilities	2,023	1,975	48

Net deferred tax assets	$1,057	$936	$121

The statutory basis of accounting limits the amount of gross deferred tax assets that can be included in Company surplus. This limit is based on a formula that takes into consideration available loss carryback capacity, expected timing of reversal for existing temporary differences, gross deferred tax liabilities and the level of Company surplus. At December 31, 2005 and 2004, the Company’s gross deferred tax assets did not exceed this limitation.

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

The major components of current income tax expense (benefit) were as follows:

	For the year ended December 31,
	2005	2004	2003
	(in millions)
Income tax	$113	$(85)	$(65)
Tax credits	(56)	(39)	(25)

Total current tax expense (benefit)	$57	$(124)	$(90)

The Company’s taxable income can vary significantly from gain from operations before taxes due to temporary and permanent differences in revenue recognition and expense deduction between tax and financial statement bases of reporting.

In previous years the Company was subject to an “equity tax” that was applied only to mutual life insurance companies. In March 2002, Congress passed legislation that suspended the equity tax for tax years 2001 through 2003. While the Company was subject to the equity tax in 2004, no related expense recognition was considered necessary. Legislation was enacted in April 2004 that permanently repealed the equity tax effective January 1, 2005.

The Company’s effective tax rates were 16%, 12% and 13% for the years ended December 31, 2005, 2004 and 2003, respectively. The effective rate is not the statutory rate applied to the Company’s taxable income or loss by the Internal Revenue Service. It is a financial statement relationship that represents the ratio between the sum of total taxes, including those that affect net income and changes in deferred taxes not related to unrealized gains and losses on investments, to the sum of gain from operations before taxes and pretax net realized gains or losses. These financial statement effective rates were different than the applicable federal tax rate of 35% due primarily to differences between book and tax recognition of net investment income and realized capital gains and losses, as well as prior year adjustments.

Income taxes paid in 2005 and prior years of $1.1 billion are available at December 31, 2005 for recoupment in the event of future tax losses.

12. Frank Russell Company Acquisition and Goodwill

The Company acquired Frank Russell Company (“Russell”) effective January 1, 1999. Russell, a global leader in multi-manager investment services, provides investment products and services in more than 39 countries. The initial purchase price of approximately $1.0 billion was funded with a combination of cash, senior notes issued by Russell and bank debt. The purchase agreement also called for additional contingent consideration to be paid to the former owners of Russell based upon the financial performance of Russell during the five year period ended December 31, 2003.

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

At December 31, 2005 and 2004, the Company had made cumulative direct reductions of surplus for goodwill associated with the Russell acquisition of $981 million. These charge-offs exceeded the Company’s equity method investment basis in Russell by $531 million and $581 million at December 31, 2005 and 2004, respectively, which is classified as a reduction of the Company’s total investment in common stocks.

If the Company had not received permission for this alternative accounting treatment, Company surplus as reported in the statement of financial position would have been greater by $257 million, $320 million and $358 million at December 31, 2005, 2004 and 2003, respectively, and net income as reported in the statement of operations would have been lower by $63 million, $61 million and $53 million for the years then ended, respectively.

13. Contingencies and Guarantees

The Company has unconditionally guaranteed repayment of $350 million of senior notes and up to $50 million of bank borrowings owed by Russell.

In the normal course of business, the Company has guaranteed certain obligations of other affiliates and made guarantees of operating leases or future minimum compensation payments on behalf of its financial representatives. The maximum exposure under these guarantees totaled approximately $386 million at December 31, 2005. The Company believes that the likelihood is remote that payments will be required under these guarantees and therefore has not accrued a contingent liability in the consolidated statement of financial position. In addition, the Company routinely makes commitments to fund mortgage loans or other investments in the normal course of business. These commitments aggregated to $3.7 billion at December 31, 2005 and were extended at market interest rates and terms.

The Company is engaged in various legal actions in the normal course of its investment and insurance operations. In the opinion of management, losses that may ultimately result from such actions would not have a material effect on the Company’s financial position at December 31, 2005.

14. Related Party Transactions

During 2005, the Company and other affiliates redeemed $94 million of seed money from mutual funds within the Company’s Mason Street Funds, Inc. subsidiary. The Company recognized $6 million of losses on these redemptions.

The Company has agreed to combine the Mason Street mutual funds with new or existing mutual funds of two competitors. These transactions are subject to approval by fund shareholders at a meeting that is anticipated to take place at the end of March 2006. The financial statement impact on the Company during 2006 of these combinations is expected to be immaterial. Following the exchange of Mason Street fund shares for shares in the respective competitor funds, the Company will be required to maintain investments of up to $900 million in the funds for up to three years following the closing of the transaction. At December 31, 2005 the Company held investments in Mason Street funds totaling $971 million, which are reported at fair value as common stocks in the consolidated statement of financial position.

See Note 2 regarding certain related party transactions made during 2005 in conjunction with the adoption of new accounting guidance for investments in subsidiary, controlled or affiliated entities.

On May 13, 2004 the Company sold its majority interest in Baird Holding Company (“Baird”) to Baird management and employees. At the time of the sale, the Company owned approximately 51% of Baird common stock, with Baird management and employees owning the remainder. The Company realized a $30 million gain on the sale of its remaining interest in Baird, which was included in realized capital gains in the consolidated statement of operations during 2004. The Company financed a substantial portion of the sale price through the purchase of $240 million of subordinated notes, with attached warrants, issued by Baird. These notes have interest rates of between 6.50% and 8.25% and maturities of between ten and twelve years. Notes in the amount of $210 million remain outstanding at December 31, 2005 and are classified as bonds in the consolidated statement of financial position.

During 2004, the Company refinanced a credit facility owed by Russell and provided additional capital through the purchase, at par, of $258 million of notes issued by Russell. These notes have interest rates of between 4.19% and 6.35% and maturities of between five and ten years. Notes in the amount of $191 million remain outstanding at December 31, 2005 and are classified as bonds in the consolidated statement of financial position.

During 2004, the Company transferred certain investments to a wholly-owned subsidiary as a capital contribution. The fair value of these securities was $222 million at the time of the transfer. Realized capital gains of $2 million were recognized during 2004 upon the transfer of these assets.

During 2003, the Company transferred certain investments to a majority-owned subsidiary as a capital contribution. The fair value of these securities was $219 million at the time of the transfer. Realized capital losses of $7 million were recognized during 2003 upon the transfer of these assets.

15. Fair Value of Financial Instruments

The fair value of investment assets, including derivatives, and certain policy liabilities at December 31, 2005 and 2004 were as follows:

	December 31, 2005		December 31, 2004
	Statement Value	Fair Value	Statement Value	Fair Value
	(in millions)
Assets:
Bonds	$65,899	$67,294	$60,930	$63,791
Common and preferred stocks	8,120	10,844	7,414	9,312
Mortgage loans	18,118	18,766	17,240	18,674
Real estate	1,620	2,542	1,619	2,415
Policy loans	10,265	11,603	9,750	10,771
Other investments	6,935	8,393	5,774	6,730
Cash and temporary investments	2,124	2,124	2,949	2,949

Liabilities:
Investment-type insurance reserves	$4,100	$3,892	$4,023	$3,824

The fair value of bonds is generally based upon values published by the SVO of the NAIC and upon quoted market prices when no SVO value is available. The estimated fair value of common and preferred stocks are based upon quoted market prices if available. For those not actively traded, fair value is estimated using independent pricing services or internally developed pricing models. See Note 12 regarding the statement value of the Company’s investment in Russell. The fair value of mortgage loans is estimated by discounting estimated future cash flows using market interest rates for debt with comparable credit risk and maturities. Real estate fair value is estimated by discounting estimated future cash flows using market interest rates. Policy loan fair value is estimated based on discounted projected cash flows using market interest rates and assumptions regarding future loan repayments based on Company experience. Other investments include real estate joint ventures, which are valued by discounting estimated future cash flows using market interest rates, as well as other joint ventures and partnerships, for which the equity accounting basis approximates fair value. Other investments also include derivative financial instruments, for which fair value is estimated as the amount that the Company would expect to receive or pay upon termination of the derivative contract as of the reporting date.

The estimated fair value of investment-type insurance reserves is estimated by discounting estimated future cash flows at market interest rates for similar instruments with comparable maturities.

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

Date: March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TITLE

/S/ EDWARD J. ZORE Edward J. Zore	Trustee, President and Chief Executive Officer

/S/ GARY A. POLINER Gary A. Poliner	Senior Vice President and Chief Financial Officer

/S/ JOHN C. KELLY John C. Kelly	Vice President and Controller

/S/ EDWARD E. BARR* Edward E. Barr	Trustee

/S/ JOHN M. BREMER* John M. Bremer	Trustee

/S/ PETER W. BRUCE* Peter W. Bruce	Trustee

/S/ ROBERT C. BUCHANAN* Robert C. Buchanan	Trustee

/S/ GEORGE A. DICKERMAN* George A. Dickerman	Trustee

/S/ DAVID J. DRURY* David J. Drury	Trustee

/S/ CONNIE K. DUCKWORTH* Connie K. Duckworth	Trustee

/S/ JAMES D. ERICSON* James D. Ericson	Trustee

/S/ DAVID A. ERNE* David A. Erne	Trustee

/S/ J. E. GALLEGOS* J. E. Gallegos	Trustee

/S/ JAMES P. HACKETT* James P. Hackett	Trustee

/S/ HANS HELMERICH* Hans Helmerich	Trustee

/S/ STEPHEN F. KELLER* Stephen F. Keller	Trustee

/S/ BARBARA A. KING* Barbara A. King	Trustee

/S/ MARGERY KRAUS* Margery Kraus	Trustee

/S/ J. THOMAS LEWIS* J.Thomas Lewis	Trustee

/S/ DANIEL F. MCKEITHAN, JR.* Daniel F. McKeithan, Jr.	Trustee

/S/ ULICE PAYNE, JR.* Ulice Payne, Jr.	Trustee

/S/ H. MASON SIZEMORE, JR.* H. Mason Sizemore, Jr.	Trustee

/S/ PETER M. SOMMERHAUSER* Peter M. Sommerhauser	Trustee

/S/ JOHN E. STEURI* John E. Steuri	Trustee

/S/ JOHN J. STOLLENWERK* John J. Stollenwerk	Trustee

/S/ BARRY L. WILLIAMS* Barry L. Williams	Trustee

/S/ KATHRYN D. WRISTON* Kathryn D. Wriston	Trustee

*By	/s/ EDWARD J. ZORE
Edward J. Zore, Attorney in Fact, pursuant to the Power of Attorney attached as exhibit 24.1 hereto.

Each of the above signatures is affixed as of March 24, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED PURSUANT TO SECTION 12 OF THE ACT

As supplemental information, the Commission is separately being furnished with four copies of each of the following documents: (1) 2005 Annual Report for NML Variable Annuity Account A; and (2) 2005 Annual Report for NML Variable Annuity Account C.

No proxy material is prepared specifically for contract holders under NML Variable Annuity Account A or NML Variable Annuity Account C. The Northwestern Mutual Life Insurance Company, a mutual company with no shareholders, does prepare a proxy statement and proxy for each policyholder of a company-issued insurance policy or annuity contract.

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	FILED HEREWITH
3.1	Restated Articles of Incorporation of The Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format with Post-Effective Amendment No. 6 on Form N-4 for NML Variable Annuity Account A, File No. 33-58476, CIK 0000790162, dated November 13, 1995, and is incorporated herein by reference.)

3.2	By-Laws of The Northwestern Mutual Life Insurance Company as amended December 4, 2002. (This exhibit was filed in electronic format with the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of The Northwestern Mutual Life Insurance Company, dated March 27, 2003 (“2002 From 10-K”), and is incorporated herein by reference.)

3.3	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company creating “Northwestern Mutual Variable Annuity Account A”. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-22455, CIK 0000790162, dated February 27, 1997, and is incorporated herein by reference.)

3.4	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company amending the operating authorities of NML Variable Annuity Account A.	X

3.5	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company creating Separate Account C. (This exhibit was filed in electronic format with the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of The Northwestern Mutual Life Insurance Company in respect of NML Variable Annuity Account A and NML Variable Annuity Account C, dated March 28, 2000 (“1999 Form 10-K”), and is incorporated herein by reference.)

3.6	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company to use Separate Account C to facilitate the issuance and maintenance of the Contracts and renaming the Account “NML Variable Annuity Account C”. (This exhibit was filed in electronic format with the 1999 Form 10-K and is incorporated herein by reference.)

3.7	Resolution of the Board of Trustees of The Northwestern Mutual Life Insurance Company amending the operating authorities of NML Variable Annuity Account C.	X

10.1	Amended Flexible Payment Variable Annuity Front Load Contract, RR.V.A.FR. (0803) (sex neutral). (This exhibit was filed in electronic format with the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of The Northwestern Mutual Life Insurance Company in respect of NML Variable Annuity Account A and NML Variable Annuity Account C, dated March 24, 2004 (“2003 Form 10-K”), and is incorporated herein by reference.)

10.2	Amended Flexible Payment Variable Annuity Back Load Contract, RR.V.A.BK. (0803) (sex neutral). (This exhibit was filed in electronic format with the 2003 Form 10-K, and is incorporated herein by reference.)

10.3	Amended Variable Annuity Front Load and Back Load Contract Payment Rate Tables, RR.V.A.FR. (0803) and RR.V.A.BK. (0803) (sex distinct), included in Exhibits 10.1 and 10.2 above and are incorporated herein by reference.

10.4	Amended Enhanced Death Benefit for Front Load and Back Load Contracts, VA. EDB. (0803), included in Exhibits 10.1 and 10.2 above and are incorporated herein by reference.

10.5	Waiver of Withdrawal Charge for Back Load Contract, VA.WWC. (03200), included in Exhibit 10.2 above and is incorporated herein by reference.

10.6	Amended Application Forms for Front Load and Back Load Contracts, included in Exhibits 10.1 and 10.2 above and are incorporated herein by reference.

10.7	Amended Flexible Payment Variable Annuity Front Load Contract, RR.V.A.FR. (0704) (sex neutral). (This exhibit was filed in electronic format with Post-Effective Amendment No. 7 on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated April 29, 2004, and is incorporated herein by reference.)

EXHIBIT	DESCRIPTION	FILED HEREWITH
10.8	Amended Flexible Payment Variable Annuity Back Load Contract, RR.V.A.BK. (0704) (sex neutral). (This exhibit was filed in electronic format with Post-Effective Amendment No. 7 on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated April 29, 2004, and is incorporated herein by reference.)

10.9	Amended Variable Annuity Front Load and Back Load Contract Payment Rate Tables, RR.V.A.FR. (0704) and RR.V.A.BK. (0704), (sex distinct). (This exhibit was filed in electronic format with Post-Effective Amendment No. 7 on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated April 29, 2004, and is incorporated herein by reference.)

10.10	Form of Flexible Payment Variable Annuity Front Load Contract, RR.V.A. FR. (0805). (This exhibit was filed in electronic format with Post-Effective Amendment No. 11 on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated August 19, 2005, and is incorporated herein by reference.)

10.11	Form of Flexible Payment Variable Annuity Back Load Contract, RR.V.A. BK. (0805). (This exhibit was filed in electronic format with Post-Effective Amendment No. 11 on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated August 19, 2005, and is incorporated herein by reference.)

10.12	Forms of Applications for Front Load and Back Load Contracts (0805), with Owner Identity Verification (0104) and Variable Annuity Suitability Supplement (0805), included in Exhibits 10.10 and 10.11 above and are incorporated herein by reference.

10.13	Form of Participation Agreement Among Russell Investment Funds, Russell Fund Distributors, Inc. and The Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated February 25, 1999, and is incorporated herein by reference.)

10.14	Form of Participation Agreement among Variable Insurance Products Funds, Fidelity Distributors Corporation and The Northwestern Mutual Life Insurance Company. (This exhibit was filed in electronic format Post-Effective Amendment No. 9 on Form N-6 for Northwestern Mutual Variable Life Account, File No. 33-89188, CIK 0000742277, dated February 28, 2003, and is incorporated herein by reference.)

10.15	Form of Administrative Service Fee Agreement between The Northwestern Mutual Life Insurance Company and Frank Russell Company. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-72913, CIK 0000790162, dated February 25, 1999, and is incorporated herein by reference.)

10.16	Distribution Contract. (This exhibit was filed in electronic format with the Registration Statement on Form N-4 for NML Variable Annuity Account A, File No. 333-22455, CIK 0000790162, dated February 27, 1997, and is incorporated herein by reference.)

10.17	Group Combination Annuity Contract, NVP.1C.(0594), with amended application, including Contract amendment (sex neutral). (This exhibit was filed in electronic format with Post-Effective Amendment No. 22 on Form N-4 for NML Variable Annuity Account C, File No. 2-89905-01, CIK 0000790163, dated May 31, 2001, and is incorporated herein by reference.)

10.18	Simplified Load Schedule as to NML Variable Annuity Account C. (Referenced to Group Combination Annuity Contract, NVP.1C.(0594) (sex neutral), filed as Exhibit B(4)(a) to Form N-4 Post-Effective Amendment No. 22 for NML Variable Annuity Account C, File No. 2-89905-01, filed on May 31, 2001.)	X

10.19	Amended Application Form for Group Combination Annuity Contract, included in Exhibit 10.17 above.

14.1	The Northwestern Mutual Life Insurance Company Guidelines for Business Conduct. (This exhibit was filed in electronic format with the 2003 Form 10-K, and is incorporated herein by reference.)

21.1	Subsidiaries of the Registrant	X

24.1	Power of Attorney	X

31.1	Rule 15d-14(a) Certification of Edward J. Zore	X

31.2	Rule 15d-14(a) Certification of Gary A. Poliner	X

32.1	Section 1350 Certification of Edward J. Zore and Gary A. Poliner	X